Form 10QSB
period 2000-03-31
VERTICA SOFTWARE INC/CA
filed 2000-05-15
CIK 1079797

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

    [  ]     TRANSITION REPORT UNDER Section 13 or 15(d) OF THE EXCHANGE ACT

             For the transition period from ___________ to _____________

             Commission File No.:  0-28813


                             Vertica Software, Inc.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                    93-1192725
---------------------------------            ---------------------------------
 (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                         5801 Christie Avenue, Suite 390
                          Emeryville, California 94608
                         -------------------------------
                    (Address of principal executive offices)

                                 (510) 595-3333
                           ---------------------------
                           (Issuer's telephone number)

                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2000, 12,077,941 shares of Common Stock,
$.0001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                TABLE OF CONTENTS

FINANCIAL STATEMENTS

     Balance Sheets....................................................... F-1

     Statements of Operations............................................. F-2

     Statement of Changes in Stockholders' Equity......................... F-3

     Statements of Cash Flows............................................. F-5


NOTES TO FINANCIAL STATEMENTS............................................. F-6

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                 BALANCE SHEETS
                                 --------------


                                                                                       March 31,                March 31,
                                                                                         2000                     1999
                                          ASSETS                                      (Unaudited)              (Unaudited)
                                          ------                                      -----------              -----------

CURRENT ASSETS
  Cash and Cash Equivalents (Note 3)                                                  $    96,306              $   565,354
  Prepaid Expenses                                                                          2,724                    3,124
                                                                                      ------------             ------------

     TOTAL CURRENT ASSETS                                                                  99,030                  568,478

EQUIPMENT, less accumulated depreciation of $ 29,109,
  and $ 10,569, respectively (Notes 3 and 6)                                               71,143                   22,741

DEPOSITS                                                                                   10,000                    5,815

                                                                                      ------------             ------------
          TOTAL ASSETS                                                                $   180,173              $   597,034
                                                                                      ============             ============

                                 LIABILITIES AND
                                 ---------------
                              STOCKHOLDERS' EQUITY
                              --------------------


CURRENT LIABILITIES
  Line of Credit                                                                      $        --              $    24,580
  Current Portion of Capital Lease Obligations (Note 8)                                     6,423                    3,800
  Accounts Payable and Other Accrued Expenses                                             163,045                   67,617
                                                                                      ------------             ------------

     TOTAL CURRENT LIABILITIES                                                            169,468                   95,997

CAPITAL LEASE OBLIGATIONS (Note 8)                                                          1,885                        -

CONVERTIBLE PROMISSORY NOTES (Note 9)                                                     550,000                  150,000

                                                                                      ------------             ------------
          TOTAL LIABILITIES                                                               721,353                  245,997
                                                                                      ------------             ------------

COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $ .001 par value, 3,000,000 shares authorized,
    -0- shares issued and outstanding                                                          --                       --
  Common Stock, $ .0001 par value, 30,000,000 shares authorized;
    12,077,941 shares issued and outstanding at March 31, 2000                              1,207                    1,202
  Advance to Stockholder (Note 5)                                                               0                  (25,000)
  Paid in Capital                                                                       1,030,459                1,020,464
  Deficit accumulated during development stage                                         (1,572,846)                (645,629)
                                                                                      ------------             ------------

     TOTAL STOCKHOLDERS' EQUITY                                                          (541,180)                 351,037
                                                                                      ------------             ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   180,173              $   597,034
                                                                                      ============             ============

   The accompanying notes are an integral part of these financial statements.

                              VERTICA SOFTWARE, INC.
                              ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                         (A DEVELOPMENT STAGE COMPANY)
                         -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                                                  Cumulative
                                                                                                     From
                                                                                                  January 1,
                                                                                                     1996
                                                                                                  (Date of
                                                             Three Months Ended                   Inception)
                                                                  March 31,                           to
                                                      ---------------------------------            March 31,
                                                          2000                  1999                 2000
                                                      (Unaudited)           (Unaudited)           (Unaudited)
                                                      -----------           -----------           -----------

Total Revenue                                         $        --           $        --           $        --

Operating expenses:
     Product development                                  132,392                39,878               528,367
     General and administrative                           221,890               144,531               955,428
                                                      ------------          ------------          ------------
                Total operating expenses                  354,282               184,409             1,483,795
                                                      ------------          ------------          ------------

Loss from operations                                     (354,282)             (184,409)           (1,483,795)

     Interest income                                           28                   688                 2,567
     Interest expense                                     (13,615)               (6,976)              (91,751)
     Other income                                           2,597                    93                 4,334
     Bad debt expense                                          --                    --                  (201)
                                                      ------------          ------------          ------------

Loss before income taxes                                 (365,272)             (190,604)           (1,568,846)

Provision for income taxes (Note 10)                         (800)                 (800)               (4,000)
                                                      ------------          ------------          ------------

Net loss                                              $  (366,072)          $  (191,404)          $ 1,572,846)
                                                      ============          ============          ============

Net loss applicable to common stockholders            $  (366,072)          $  (191,404)          $(1,572,846)
                                                      ============          ============          ============

Net loss per share---basic                            $   (0.0303)          $   (0.0179)          $   (0.1305)
                                                      ============          ============          ============

Weighted average shares used in per share
     calculation---basic                               12,077,941            10,720,146            12,052,108
                                                      ============          ============          ============

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                  Statement of Changes in Stockholders' Equity
                  --------------------------------------------

               From January 1, 1996 (Inception) to March 31, 2000
               --------------------------------------------------




                                                            Preferred Stock                          Common Stock
                                                        -----------------------              ---------------------------
                                                        Shares           Amount              Shares               Amount
                                                        ------           ------              ------               ------
BALANCE, DECEMBER 31, 1995                                  --        $       --                 --            $       --

January 1, 1996 (inception), shares issued at
     incorporation (Note 4)                                 --                --          9,200,000                   920

Net loss for the year ended December 31, 1996               --                --                 --                    --

                                                        -------       -----------        -----------           -----------
BALANCE DECEMBER 31, 1996 (Audited)                         --        $       --          9,200,000            $      920
                                                        -------       -----------        -----------           -----------

Net loss for the year ended December 31, 1997               --                --                 --                    --

                                                        -------       -----------        -----------           -----------
BALANCE DECEMBER 31, 1997 (Audited)                         --        $       --          9,200,000            $      920
                                                        -------       -----------        -----------           -----------

December 31, 1998, Issuance of common stock
     pursuant to a reverse merger acquisition                --                --          1,300,000                   130

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 9)                                     --                --             50,000                     5

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 9)                                     --                --             50,000                     5

     Advance to Stockholder (Note  5)                       --                --                 --                    --

Net loss for the year ended December 31, 1998               --                --                 --                    --

                                                        -------       -----------        -----------           -----------
BALANCE DECEMBER 31, 1998 (Audited)                         --        $       --         10,600,000            $    1,060
                                                        -------       -----------        -----------           -----------

February 11, 1999, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 9)                                    --                --             40,000                     4


                                                                                                  Deficit
                                                                                                Accumulated
                                                                                                  During
                                                    Advance to              Paid-in             Development
                                                    Stockholder             Capital                 Stage                  Total
                                                    -----------             -------             -----------                -----
BALANCE, DECEMBER 31, 1995                          $        --            $     --             $        --              $      --

January 1, 1996 (inception), shares issued at
     incorporation (Note 4)                                  --                 (70)                     --                    850

Net loss for the year ended December 31, 1996                --                  --                 (42,285)               (42,285)

                                                    ------------           ---------            ------------             ----------
BALANCE DECEMBER 31, 1996 (Audited)                 $        --            $    (70)            $   (42,285)             $ (41,435)
                                                    ------------           ---------            ------------             ----------

Net loss for the year ended December 31, 1997                --                  --                (176,605)              (176,605)

                                                    ------------           ---------            ------------             ----------
BALANCE DECEMBER 31, 1997 (Audited)                 $        --            $    (70)            $  (218,890)             $(218,040)
                                                    ------------           ---------            ------------             ----------

December 31, 1998, Issuance of common stock
     pursuant to a reverse merger acquistion                 --                (130)                     --                     --

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 9)                                      --              49,995                      --                 50,000

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 9)                                      --              49,995                      --                 50,000

     Advance to Stockholder (Note  5)                   (25,000)                 --                      --                (25,000)

Net loss for the year ended December 31, 1998                --                  --                (235,335)              (235,335)

                                                    ------------           ---------            ------------             ----------
BALANCE DECEMBER 31, 1998 (Audited)                 $   (25,000)           $ 99,790             $  (454,225)             $ 378,375)
                                                    ------------           ---------            ------------             ----------

February 11, 1999, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 9)                                     --              39,996                     --                  40,000


   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                  Statement of Changes in Stockholders' Equity
                  --------------------------------------------

               From January 1, 1996 (Inception) to March 31, 2000
               --------------------------------------------------




                                                            Preferred Stock                          Common Stock
                                                        -----------------------              ---------------------------
                                                        Shares           Amount              Shares               Amount
                                                        ------           ------              ------               ------
February 11, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 1,876  (Note 9)                   --                --             584,500                58

February 11, 1999, conversion of convertible
     promissory note to common stock  (Note 9)             --                --              41,433                 5

February 24, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 75  (Note 9)                      --                --              62,000                 6

February 24, 1999, conversion of convertible
     promissory notes to common stock  (Note 9)            --                --              32,885                 3

March 2, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 15  (Note 9)                      --                --              15,000                 1

March 25, 1999, conversion of convertible
     promissory note to common stock  (Note 9)             --                --              80,802                 8

March 26, 1999, conversion of convertible
     promissory notes to common stock  (Note 9)            --                --             571,321                57

September 23, 1999, issuance of common
     stock for services  (Note 9)                          --                --              40,000                 4

October 29, 1999, conversion of convertible
     promissory note to common stock  (Note 9)                                               10,000                 1

Net loss for the year ended December 31, 1999              --                --                  --                --

                                                        ------           -------         -----------           -------

BALANCE, DECEMBER 31, 1999 (Audited)                       --                --          12,077,941             1,207
                                                        ------           -------         -----------           -------

Repayment of Stockholder's Advance (Note 5)                --                --                  --                --

Net loss for the three months ended March 31, 2000
     (Unaudited)                                           --                --                  --                --
                                                        ------           -------         -----------           -------

BALANCE, MARCH 31, 2000 (Unaudited)                         --            $   --          12,077,941            $1,207
                                                        ======           =======         ===========           =======



                                                                                                      Accumulated
                                                                                                         During
                                                         Advance to             Paid-in               Development
                                                         Stockholder            Capital                  Stage              Total
                                                         -----------            -------               -----------           -----
February 11, 1999, sale of common stock
     in Private Placement Transactions, net of

     Offering costs of $ 1,876  (Note 9)                     --                584,442                       --           584,500

February 11, 1999, conversion of convertible
     promissory note to common stock  (Note 9)               --                 42,653                       --            42,658

February 24, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 75  (Note 9)                        --                 61,994                       --            62,000

February 24, 1999, conversion of convertible
     promissory notes to common stock  (Note 9)              --                 34,693                       --            34,696

March 2, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 15  (Note 9)                        --                 14,999                       --            15,000

March 25, 1999, conversion of convertible
     promissory note to common stock  (Note 9)               --                 55,045                       --            55,053

March 26, 1999, conversion of convertible
     promissory notes to common stock  (Note 9)              --                 86,852                       --            86,909

September 23, 1999, issuance of common
     stock for services  (Note 9)                            --                     (4)                      --                --

October 29, 1999, conversion of convertible
     promissory note to common stock  (Note 9)               --                  9,999                       --            10,000

Net loss for the year ended December 31, 1999                --                     --                 (752,549)         (752,549)

                                                       ---------            -----------             ------------        ----------

BALANCE, DECEMBER 31, 1999 (Audited)                    (25,000)             1,030,459               (1,206,774)         (200,108)
                                                       ---------            -----------             ------------        ----------

Repayment of Stockholder's Advance (Note 5)              25,000                     --                       --            25,000
Net loss for the three months ended March 31, 2000
     (Unaudited)                                             --                     --                 (366,072)         (366,072)
                                                       ---------            -----------             ------------        ----------

BALANCE, MARCH 31,2000 (Unaudited)                     $     --             $1,030,459              $(1,572,846)        $(541,180)
                                                       =========            ===========             ============        ==========




 The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                                                       Cumulative
                                                                                                                           From
                                                                                                                       January 1,
                                                                                                                          1996
                                                                                                                        (Date of
                                                                                      Three Months Ended                Inception)
                                                                                          March 31,                        to
                                                                                -------------------------------          March 31,
                                                                                    2000                1999               2000
CASH FLOWS FROM OPERATING ACTIVITIES                                            (Unaudited)         (Unaudited)         (Unaudited)
                                                                                -----------         -----------         -----------
  Net Loss                                                                      $(366,072)           $(191,404)        $(1,572,846)

  Transactions not requiring cash:
     Depreciation                                                                   5,772                2,932              29,109
     Noncash consulting services                                                                                                --
  Changes in operating assets and liabilities:
     (Increase) decrease in advance to stockholder                                 25,000                   --                  --
     (Increase) decrease in prepaid expenses                                           --                   --              (2,724)
     (Increase) decrease in deposits                                                   --                   --             (10,000)
     Increase (decrease) in accounts payable and other accrued expenses            96,681                5,210             160,045
     Increase (decrease) in payroll taxes payable                                      --               (6,133)                 --
                                                                                ----------           ----------        ------------
          NET CASH (USED IN) OPERATING ACTIVITIES                                (238,619)            (189,395)         (1,396,416)
                                                                                ----------           ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase/acquisition of equipment                                               (49,627)                  --            (100,252)
                                                                                ----------           ----------        ------------
           NET CASH (USED IN) INVESTING ACTIVITIES                                (49,627)                  --            (100,252)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings/assumption on line of credit                                          --                   --              26,300
  Net payments on line of credit                                                       --                 (487)            (26,300)
  Proceeds/assumption of unsecured notes                                               --                   --              20,700
  Net payments on unsecured notes                                                      --              (20,700)            (20,700)
  Proceeds, assumption on convertible debt                                        350,000                   --             706,061
  Reduction of convertible promissory notes                                            --             (153,061)           (153,061)
  Conversion of convertible promissory notes into common                               --
    stock (includes $ 66,255 of accrued interest)                                      --              219,316             379,316
  Redemption of stock subscriptions                                                    --              (50,000)           (150,000)
  Issuance of common stock                                                             --              701,500             802,350
  Assumption of capital lease obligation                                               --                   --              26,361
  Net payments on capital lease obligation                                         (1,938)              (1,208)            (18,053)
                                                                                ----------           ----------        ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                              348,062              695,360           1,592,974
                                                                                ----------           ----------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          59,816              505,965              96,306

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     36,490               59,389                  --
                                                                                ----------           ----------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  96,306            $ 565,354         $    96,306
                                                                                ==========           ==========        ============

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------

  Cash paid during the period for:
    Interest                                                                           --            $     651         $    18,048
    Taxes                                                                              --            $      --         $     2,400

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Common stock issued for consulting services                                   $      --            $      --         $    40,000

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


                  NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE


                            Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $1,572,846 through March 31, 2000. This raises substantial doubt about the Company's ability to continue as a going concern.

Management plans to raise additional capital, primarily through the issuance of common stock and convertible promissory debt until successful operations are obtained, and the Company is no longer in the development stage.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to underwrite the Company's development stage through completion will provide the necessary financial requirements, which in turn will provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


                  NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS


Background


Vertica Software, Inc., (the "Company"), formerly "Perfection Development Corporation", was incorporated in Colorado on April 18, 1997. As further discussed in Notes 3 and 4, on September 29, 1998, Perfection Development Corporation entered into an agreement pursuant to which it would acquire all of the outstanding capital stock of Vertica Software, Inc., a California corporation ("Vertica California"). On December 31, 1998, Vertica California merged with and into the Company. The Company was the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. Concurrently with the merger, the Company changed its name from Perfection Development Corporation to Vertica Software, Inc. The Company is developing Internet/Intranet software products and services and an Internet web site for the hazardous material and environmental industries.

                                    Products

The Company's current product development will include Internet ASP (Application Service Provider) software called "ICOMPLY" (formerly called "VEMS") and business-to-business content and services intended to serve industries that are impacted by government regulation of hazardous materials and other environmental laws and regulations. The ICOMPLY web-based applications will include chemical inventory listing and tracking, transportation manifests, emergency compliance, permit applications and occupational training. The business-to-business section content will include News & Analysis, Marketplace and Hazinfo. News & Analysis will be selected from information gathered from agencies and industry experts by Hazweb's environmental editors. The Marketplace will allow businesses to post a service or product and to bid on auction items. Hazinfo will be a place to conduct research, learn and participate in environmental information and hazardous materials practices, including

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


            NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued

Products - (Continued)

government contacts, regulations, industry calendar and selected material safety data sheets. In April 2000, we launched our web site called Hazweb.com.

                                    Liquidity

The Company has recurring operating losses since inception that have continued subsequent to December 31, 1999. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

The Company received an additional $250,000 in bridge financing in January 2000.

In March 2000, the Company received an additional $100,000 in bridge financing.

The Company believes that the proceeds from these transactions will provide adequate funding to sustain the Company's operations until permanent equity funding can be raised. However, there is no assurance that the funding will be raised, or that it will be sufficient to sustain operations until the Company begins generating positive cash flows.

The Company's plan to continue the development of its core products through the year ending December 31, 2000 is solely dependent on additional funding through the sale of equity securities or convertible promissory notes.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As further discussed in Note 4, the acquisition of Vertica California was accounted for as a "reverse merger acquisition" whereby, for accounting purposes, Perfection Development Corporation acquired the Company under the purchase method of accounting and, due to the lack of significant prior operations of Perfection Development Corporation, was substantially recorded as a "recapitalization." Accordingly, the historical financial statements have been restated after giving effect to the December 31, 1998 acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 1, 1996 of the reverse merger acquisition completed on December 31, 1998 and represent the operations of Vertica California. Consistent with reverse acquisition accounting: (i) all of Vertica California's assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on December 31, 1998.

                              Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, retained earnings, income and expenses, and related disclosures for the reporting period. Actual results could differ from those estimates and such differences could be material.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of March 31, 2000, the Company's results of operations and cash flows for the three months ended March 31, 2000 and 1999, and cumulative since inception January 1, 1996 to March 31, 2000. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's last audited financial statements for the year ended December 31, 1999 included in the Company's Form 10-SB/A. It is the Company's opinion that, when the interim statements are read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in the Company's Form 10-SB/A, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Cash and Cash Equivalents

Cash is defined as cash in demand deposit accounts as well as cash on hand. Cash equivalents are short term, highly liquid investments that are readily convertible to known amounts of cash and investments so near their maturity that the risk of changes in value due to changes in interest rates is negligible. These are generally investments with maturity dates within three months of their acquisition date. Not included as cash equivalents are funds restricted as to their use, regardless of liquidity or the maturity dates of investments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of uninsured cash balances. The Company places its cash deposits with high-credit quality financial institutions. At times, balances in the Company's cash accounts may exceed the Federal Deposit Insurance Company (FDIC) limit of $100,000. There were no uninsured balances at March 31, 2000.

                                Prepaid Expenses

Prepaid expenses are charged to the statement of operations in the period for which the benefit is incurred.

                                    Equipment

As further discussed in Note 6, equipment is carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which is five years. Capitalized equipment leases are depreciated over lesser of their estimated useful life or lease term.

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the three months ended March 31, 2000.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


         NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                  Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

                               Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the three months ended March 31, 2000, the impact of convertible debt was not considered, as their effect on Net Loss Per Share would be anti-dilutive.

                       Fair Value of Financial Instruments

Cash, advances, prepaid expenses, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long term debt obligations approximate fair value at the balance sheet date.

                        Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no comprehensive income items, therefore, the adoption of SFAS No. 130 had no impact on the financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company operates in one business segment; therefore, the adoption of SFAS No. 131 had no impact on the financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted SOP 98-1 in January 1999.

                             VERTICA SOFTWARE, INC.

                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


         NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                  Recent Accounting Pronouncements - continued

On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a new SOP (Statement of Position) 98-5 entitled "Reporting on the Costs of Start-Up Activities." Start-up costs have been broadly defined as: "those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, commencing business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation."


The SOP applies to all non-governmental entities that prepare their financial statements in conformity with generally accepted accounting principles. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged in fiscal years for which financial statements previously have not been issued. Since this is the first set of issued financial statements of the Company, application of this SOP was made January 1, 1996.


                              NOTE 4 - ACQUISITION

The Company's current business is a continuation of the business formerly conducted by Vertica Software, Inc., a California corporation ("Vertica California"). On December 31, 1998, the Company acquired 100% of the outstanding capital stock of Vertica California in a "reverse merger acquisition." The purchase price was solely comprised of the issuance of 9,200,000 shares of the Company's common stock, par value $.0001, to the shareholders of Vertica California in exchange for all 4,930,000 shares of Vertica California's common stock, no par value. The Company was the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. Concurrently with the merger, the Company changed its name from Perfection Development Corporation to Vertica Software, Inc. The merger constituted a tax-free reorganization. The acquisition of Vertica California was accounted for using the purchase method of accounting, and due to the lack of significant prior Company operations, was substantially recorded as a "recapitalization."

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 5 - ADVANCE TO STOCKHOLDER

Advance to stockholder consisted of an advance to acquire stock in the Successor Company. In the original merger documents, the stockholder was supposed to pay the Perfection Development Corporation Shareholders $25,000 out of his own funds. The corporation made the $25,000 payment. The stockholder paid off the advance on January 15, 2000.


NOTE 6 - EQUIPMENT

At March 31, 2000, equipment consisted of the following:

Computer and peripheral equipment                                 $ 74,639
Telephone system                                                    25,613
                                                                   -------
                                                                   100,252
Less accumulated depreciation                                       29,109
                                                                   -------

                                                                  $ 71,143
                                                                  ========

Total depreciation expense for the three months ended March 31, 2000 was $5,772.


NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK AND SUBSCRIPTIONS

Sale and Issuance of Common Stock
On December 31, 1998, in connection with the reverse merger acquisition, the Company issued 1,300,000 shares of its $ .0001 par value common stock in a recapitalization of the Company. The 1,300,000 shares consisted of the following:

         260,000 shares of its $.0001 par value common stock at $ .25 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company received net proceeds of $60,500 after deducting offering costs of $4,500.

         1,040,000 shares of $ .0001 par value common stock were issued to officers for services. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Act.

During the year ended December 31, 1998, the Company issued 100,000 shares of its $.0001 par value common stock at $1.00 per share pursuant to Rule 504 of Regulation D of the Act for net proceeds of $100,000.

During the year ended December 31, 1998, the Company issued 9,200,000 shares of its $.0001 par value common stock at $.0001 per share to its principal stockholders. The 9,200,000 shares are reflected as issued as of the recapitalization date of the Company.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK AND SUBSCRIPTIONS - (Continued)
--------------------------------------------------------------------------


During the year ended December 31, 1999, the Company issued 40,000 shares of its $.0001 par value common stock at $1.00 per share pursuant to Rule 504 of Regulation D of the Act for net proceeds of $ 40,000.

During the year ended December 31, 1999, the Company issued 661,500 shares of its $.0001 par value common stock at $1.00 per share pursuant to Rule 504 of Regulation D of the Act for net proceeds of $ 661,500.

During the year ended December 31, 1999, the Company converted convertible promissory notes totaling $ 229,316 (including accrued interest of $66,255) for 736,441 shares of its $.0001 par value common stock at an average price of $.31 per share.

During the year ended December 31, 1999, the Company issued 40,000 shares of its $.0001 par value common stock at $1.00 per share for outside consulting services.


NOTE 8 - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:

At March 31, 2000

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 360                                $4,948

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 250                                 3,360
                                                                     ------

                                                                      8,308

Less current portion                                                  6,423
                                                                     ------

                                                                     $1,885
                                                                     ======

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000



NOTE  9 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:


At March 31, 2000:


Convertible promissory note, unsecured with interest at 10%. The agreement stipulates the conversion rate of $ 1.60 per share of common stock. The principal note balance along with all accrued interest is payable
upon demand                                                                    $ 50,000

Convertible promissory note, unsecured with interest at 10%. The agreement stipulates the conversion rate of $ 1.60 per share of common stock. The principal note balance along with all accrued interest is payable
upon demand                                                                      50,000

Convertible promissory note, unsecured with interest at 10%. The agreement stipulates the conversion rate of $ 1.60 per share of common stock. The principal note balance along with all accrued interest is payable
upon demand                                                                      50,000

Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the
OTCBB on the date of the election to convert. The principal note balance
along with all accrued interest matures on June 28, 2000                         50,000


                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)


Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the
OTCBB on the date of the election to convert. The principal note balance
along with all accrued interest matures on July 4, 2000                        $100,000

Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the
OTCBB on the date of the election to convert. The principal note balance
along with all accrued interest matures on July 17, 2000                         50,000

Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the
OTCBB on the date of the election to convert. The principal note balance
along with all accrued interest matures on July 17, 2000                        100,000

Convertible promissory note, unsecured with interest at 12%. The debt and accrued interest converts at a rate of $ 1.50 per share of common stock.
The principal note balance along with all accrued interest matures on
August 20, 2000                                                                  50,000

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000



NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 12%. The debt and accrued interest converts at a rate of $ 1.50 per share of common stock. The principal note balance along with all
accrued interest matures on August 20, 2000                            $ 50,000
                                                                       --------

                                                                       $550,000

Future principal maturities on convertible debt are as follows:

December 31, 2000                                                      $550,000
                                                                       ========



                             NOTE 10 - INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

Three months ended March 31, 2000:

U.S. federal statutory graduated rate                                       39%
State income tax rates net of federal
Benefits:
              Colorado                                                       4%
              California                                                     7%
Net operating loss for which no tax
       Benefit is currently available                                      (50%)
                                                                           ----

                                                                            (0%)
                                                                           ====

The Company conducts its operations in California, which has a minimum tax of $800.

At March 31, 2000, deferred taxes consisted of a net tax asset due to operating loss carry forwards of $1,572,846, which was fully allowed for, in the valuation allowance of $ 1,572,846. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in valuation allowance for the three months ended March 31, 2000 was $ 183,036. Net operating loss carry forwards will expire in 2011, 2012, 2013, 2014 and 2015.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


                              NOTE 11 - Commitments

The Company has operating leases on its office space and some of its equipment. Future minimum lease payments under such noncancelable operating leases are summarized as follows:


                                       Office
                                        Space           Equipment
                                      --------          ---------
Year ending
December 31,
2000                                  $ 98,033           $ 7,304
2001                                   121,106             4,261
2002                                   124,739                 0
2003                                   128,481                 0
2004                                   121,011                 0
                                      --------           -------

                                      $593,370           $11,565
                                      ========           =======


Total rent expense for the three months ended March 31, 2000 was $19,681.

The Company also made two non-cancelable commitments to an investor relations firm and media content firm. Future minimum payments are $66,600 for year ended December 31, 2000 and $7,320 for the year ended December 31, 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Certain statements contained in the following Plan of Operation, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect" and words of similar meaning, constitute forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Annual Report on form 10-SB12G for the year ended December 31, 1999 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors set forth in other parts of this document.

Vertica Software, Inc. is a development-stage company that is developing a portal site that will include Internet ASP (Application Service Provider) software called "ICOMPLY" (formerly called "VEMS") and business-to-business content and services intended to serve industries that are impacted by government regulation of hazardous materials and other environmental laws and regulations. The ICOMPLY web-based applications will include chemical inventory listing and tracking, transportation manifests, emergency compliance, permit applications and occupational training. The business-to-business section will include News & Analysis, Marketplace, and Hazinfo. News & Analysis will be selected from information gathered from agencies and industry experts by Hazweb's environmental editors. The Marketplace will allow businesses to post a service or product and to bid on auction items. Hazinfo will be a place to conduct research, learn, and participate in environmental information and hazardous materials practices, including government contacts, regulations, industry calendar, and select material safety data sheets. In April 2000, we launched our web site called Hazweb.com.

Results of Operations

The Company realized a net loss from operations of $366,072 for the quarter ended March 31, 2000. The Company for the quarter ending March 31, 1999 had a net loss from operations of $191,404. The Company has realized, since January 1, 1996 (inception)to March 31, 2000, a cumulative net loss from operations of $1,572,846. The Company had no revenue from operations for the quarters ended March 31, 2000 and 1999.

Plan of Operation

Loss on operations for the Company for the quarter ended March 31, 2000 increased 191% from the prior year for the same period. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock and the sale of common stock.

Liquidity and Capital Resources

To date our activities have been financed primarily through the sale of our common stock and promissory notes convertible into our common stock. We currently estimate that we will need approximately $3,000,000 in funds, in addition to our present cash reserves of approximately $96,000 and estimated revenues of $300,000 from the sale of our initial products, in order to satisfy our estimated cash requirements over the next twelve months. We cannot assure you however, that we will be able to reach this revenue amount. Operating revenues are expected to be generated, but such revenues may not be substantial or in the amounts we expect. We anticipate that we will need these additional funds to complete the development of the remainder of our initial product line and to establish strategic alliances with other companies. We intend to raise such funds primarily through the sale of our equity or debt securities. There can be no assurance that we will be able to obtain such additional financing, or whether the terms of such financing will be favorable to us. Failure to obtain such financing or our failure to generate sufficient operating revenues from the sale of our initial products would have a material adverse affect on our business, financial condition and results of operations.

In January 2000, we received $250,000 in bridge financing. The Company received $ 100,000 in bridge financing in the form of convertible promissory notes in March 2000. Interest accrues on these notes at the rate of 12% per annum.

In the event that future equity capital cannot be raised in a timely manner to fund Vertica Software's products development to completion, development will be halted at that time for all modules and services excluding the Transporter modules. We would be forced to reduce the current staff level to five and pursue additional bridge financing to fund the Company until such time as permanent equity funding could be obtained. The Transporter module would continue to be developed to its original specifications and efforts would focus on the marketing and sales of the Communicator and Transporter modules.

Research and Development

We have completed the development of the following products, which are available for licensing to potential customers:

     ICOMPLY Communicator (released for licensing February 1, 2000)

     ICOMPLY Inventory (released for licensing February 1, 2000)

Over the next 12 months, we plan to complete development of the remainder of our core products. Provided that we obtain the required funding, release of our remaining core products is projected to be as follows:

     By October 31, 2000:
     ICOMPLY Transporter

     By October 31, 2000:
     ICOMPLY Permitter

     By December 31, 2000:
     ICOMPLY HazOSHA
     ICOMPLY Processor

While completing the core products above, we will also be developing community strategic alliances within our industry through target marketing opportunities, advertising and other related e-business. Product and web site maintenance expenses for the next twelve months are expected to be approximately $1,700,000.

Purchase of Significant Equipment

Depending on the number of new employees we hire over the next twelve months, we intend to purchase 35 to 40 additional desktop computers, two servers, and related peripheral equipment. The total cost for the acquisition of this equipment is estimated at approximately $86,500. We entered into an office lease agreement in December 1999 for new office space totaling approximately 4,350 square feet. In connection with this lease, we acquired the predecessor tenant's workstation modules, telephone system and other related telephone and network equipment. The total purchase price for the furniture and equipment was $3,000. Office lease payments for the next twelve months will be approximately $98,000.

Significant Change in Number of Employees

If we are successful in obtaining additional funding, we intend to hire over the next twelve months between 10 to 15 software and Web content engineers, and approximately 20 to 25 additional sales, marketing and administrative employees. We anticipate that such additional employees will be required in order to meet the projected release dates of our initial products described above. Total projected personnel costs for the next twelve months are estimated to be approximately $2,100,000, of which approximately $1,700,000 of this projected amount is included above under projected research and development costs.

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities.

On December 28, 1999, January 4, 2000 and January 17, 2000, the Company completed a bridge financing pursuant to which the Company issued short-term convertible promissory notes in the aggregate principal amount of $300,000. Interest on these notes accrues at the rate of 12% per annum. The notes are convertible at the option of the holder into (i) share of common stock of the Company at a conversion price equal to 55% of the closing sale price of the Company's common stock on June 28, 2000, July 4, 2000 and July 17, 2000, respectively, and (ii) warrants to purchase an aggregate of 75,000 shares of common stock of the Company at exercise prices ranging from $1.00 to $1.31 per share. The Company received an additional $100,000 in bridge financing in the form of convertible promissory notes in March 2000. Interest accrues on these notes at the rate of 12% per annum. The Company claimed an exemption from registration for such issuances under Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    Exhibit No.               Exhibit Description
    -----------               -------------------
       3.1    Articles of Incorporation of Registrant.*

       3.2    Articles of Amendment to Articles of Incorporation of Registrant.*

       3.3    Bylaws of Registrant.*

       27.1   Financial Data Schedule.

* Filed with Amendment No. 1 to the Form 10-SB of the Registrant on February 28, 2000.


(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      VERTICA SOFTWARE, INC.


Date: May 15, 2000    By: /s/ Hans Nehme
                          ---------------
                          Hans Nehme, President and Chief Executive Officer (chief executive officer and chief financial officer)