Form 10-Q
period 2000-06-30
VERTICA SOFTWARE INC/CA
filed 2000-08-14
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

                         Commission file number 0-28813

                             Vertica Software, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                       93-1192725
 ------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

          5801 Christie Avenue, Suite 390 Emeryville, California 94608
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (510) 595-3333
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,077,941 shares of Common Stock outstanding on June 30, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

FINANCIAL STATEMENTS

   Balance Sheets............................................................F-2

   Statements of Operations..................................................F-3

   Statement of Changes in Stockholders' Equity..............................F-4

   Statements of Cash Flows..................................................F-6


NOTES TO FINANCIAL STATEMENTS................................................F-7

                              VERTICA SOFTWARE, INC.
                    (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS

                                                                      June 30, 2000     June 30, 1999
                                   ASSETS                               (Unaudited)      (Unaudited)
                                                                      -------------     -------------
CURRENT ASSETS
     Cash and Cash Equivalents (Note 3)                                $     22,587       $  383,858
     Prepaid Expenses                                                         2,724            3,124
                                                                       ------------       ----------
        TOTAL CURRENT ASSETS                                                 25,311          386,982

EQUIPMENT, less accumulated depreciation of $ 38,449,
     and $ 13,917, respectively (Notes 3 and 6)                              61,803           26,164

DEPOSITS                                                                     10,000            5,815
                                                                       ------------       ----------
           TOTAL ASSETS                                                $     97,114       $  418,961
                                                                       ============       ==========
                            LIABILITIES AND
                         STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of Credit                                                    $          -       $   23,868
     Current Portion of Capital Lease Obligations (Note 8)                    6,665            2,143
     Accounts Payable and Other Accrued Expenses                            192,500           72,219
                                                                       ------------       ----------

        TOTAL CURRENT LIABILITIES                                           199,165           98,230

CAPITAL LEASE OBLIGATIONS (Note 8)                                            1,035            2,939

CONVERTIBLE PROMISSORY NOTES (Note 9)                                       875,000          150,000
                                                                       ------------       ----------

           TOTAL LIABILITIES                                              1,075,200          251,169
                                                                       ------------       ----------
COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, $ .001 par value, 3,000,000 shares authorized,
        -0- shares issued and outstanding                                         -                -
     Common Stock, $ .0001 par value, 30,000,000 shares authorized;
        12,077,941 shares issued and outstanding at June 30, 2000             1,207            1,202
     Advance to Stockholder (Note 5)                                              0          (25,000)
     Paid in Capital                                                      1,030,459        1,020,464
     Deficit accumulated during development stage                        (2,009,752)        (828,874)
                                                                       ------------       ----------

        TOTAL STOCKHOLDERS' EQUITY                                         (978,086)         167,792
                                                                       ------------       ----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     97,114       $  418,961
                                                                       ============       ==========


   The accompanying notes are an integral part of these financial statements.

                            VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                                      Cumulative
                                                                                                                         From
                                                                                                                       January 1,
                                                                                                                         1996
                                                                                                                      (Date of
                                                      Three Months Ended                   Six Months Ended           Inception)
                                                            June 30                             June 30                   to
                                                  ---------------------------      ------------------------------       June 30,
                                                       2000            1999             2000             1999            2000
                                                   (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)
                                                  ------------     -----------       -----------      -----------     -----------
Total Revenue                                     $    27,063      $         -       $    27,063      $         -     $    27,063

Operating expenses:
   Product development                                180,003           43,472           312,395           83,350         708,370
   General and administrative                         265,474          135,054           487,364          279,586       1,220,902
                                                 ------------     -----------       -----------      -----------     -----------

       Total operating expenses                       445,477          178,526           799,759          362,936       1,929,272
                                                 ------------     -----------       -----------      -----------     -----------

Loss from operations                                 (418,414)        (178,526)         (772,696)        (362,936)     (1,902,209)

   Interest income                                          -              508                28            1,196           2,567
   Interest expense                                   (18,702)          (5,226)          (32,317)         (12,202)       (110,453)
   Other income                                           210                -             2,807               93           4,544
   Bad debt expense                                         -                -                 -                -            (201)
                                                 ------------      -----------       -----------      -----------     -----------

Loss before income taxes                             (436,906)        (183,244)         (802,178)        (373,849)     (2,005,752)

Provision for income taxes (Note 10)                        -                -              (800)            (800)         (4,000)
                                                  ------------     -----------       -----------      -----------     -----------

Net loss                                          $  (436,906)     $  (183,244)      $  (802,978)     $  (374,649)    $(2,009,752)
                                                  ===========      ===========       ===========      ===========     ===========

Net loss applicable to common stockholders        $  (436,906)     $  (183,244)      $  (802,978)     $  (374,649)    $(2,009,752)
                                                  ===========      ===========       ===========      ===========     ===========

Net loss per share---basic                        $   (0.0362)     $   (0.0165)      $   (0.0665)     $   (0.0338)    $   (0.1666)
                                                  ===========      ===========       ===========      ===========     ===========

Weighted average shares used in per share
       calculation---basic                         12,077,941       11,077,131        12,077,941       11,077,131      12,065,441
                                                  ===========      ===========       ===========      ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                         VERTICA SOFTWARE, INC.
             (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                     (A DEVELOPMENT STAGE COMPANY)
              Statement of Changes in Stockholders' Equity

           From January 1, 1996 (Inception) to June 30, 2000

                                                         Preferred Stock               Common Stock
                                                      ---------------------      -----------------------     Advance to     Paid-in
                                                      Shares       Amount          Shares         Amount     Stockholder    Capital
                                                      ------      ---------      ---------       -------     ----------    ---------
BALANCE, DECEMBER 31, 1995                                 -      $       -              -       $     -     $       -     $      -

January 1, 1996 (inception), shares issued at
      incorporation (Note 4)                               -              -      9,200,000           920             -          (70)

Net loss for the year ended December 31, 1996              -              -              -             -              -           -

                                                      ------      ---------     ----------       -------     ---------     --------
BALANCE DECEMBER 31, 1996 (Audited)                        -      $       -      9,200,000       $   920     $       -      $   (70)
                                                      ------      ---------     ----------       -------     ---------     --------


Net loss for the year ended December 31, 1997              -              -              -             -             -            -
                                                      ------      ---------     ----------       -------     ---------     --------
BALANCE DECEMBER 31, 1997 (Audited)                        -      $       -      9,200,000       $   920     $       -     $    (70)
                                                      ------      ---------     ----------       -------     ---------     --------

December 31, 1998, Issuance of common stock
      pursuant to a reverse merger acquistion              -              -      1,300,000           130             -         (130)

December 31, 1998, sale of common stock
      pursuant to a confidential subscription
      agreement (Note 9)                                   -              -         50,000             5             -       49,995

December 31, 1998, sale of common stock
      pursuant to a confidential subscription
      agreement (Note 9)                                   -              -         50,000             5             -       49,995

      Advance to Stockholder (Note  5)                     -              -              -             -       (25,000)           -

Net loss for the year ended December 31, 1998              -              -              -            -             -             -
                                                      ------      ---------     ----------       -------     ---------     --------
BALANCE DECEMBER 31, 1998 (Audited)                        -      $       -     10,600,000       $ 1,060    $  (25,000)    $ 99,790
                                                      ------      ---------     ----------       -------     ---------     --------
February 11, 1999, sale of common stock
      pursuant to a confidential subscription
      agreement  (Note 9)                                  -              -         40,000            4              -      39,996


                                                          Deficit
                                                        Accumulated
                                                          During
                                                        Development
                                                           Stage           Total
                                                        -----------      ---------
BALANCE, DECEMBER 31, 1995                                $      -       $       -

January 1, 1996 (inception), shares issued at
      incorporation (Note 4)                                     -             850

Net loss for the year ended December 31, 1996              (42,285)        (42,285)

                                                         ----------      ---------
BALANCE DECEMBER 31, 1996 (Audited)                      $ (42,285)      $ (41,435)
                                                         ----------      ---------


Net loss for the year ended December 31, 1997             (176,605)       (176,605)
                                                         ----------      ---------
BALANCE DECEMBER 31, 1997 (Audited)                      $(218,890)      $(218,040)
                                                         ----------      ---------

December 31, 1998, Issuance of common stock
      pursuant to a reverse merger acquistion                    -               -

December 31, 1998, sale of common stock
      pursuant to a confidential subscription
      agreement (Note 9)                                         -          50,000

December 31, 1998, sale of common stock
      pursuant to a confidential subscription
      agreement (Note 9)                                         -          50,000

      Advance to Stockholder (Note  5)                           -         (25,000)

Net loss for the year ended December 31, 1998             (235,335)       (235,335)
                                                         ----------      ---------
BALANCE DECEMBER 31, 1998 (Audited)                      $(454,225)      $(378,375)
                                                         ----------      ---------
February 11, 1999, sale of common stock
      pursuant to a confidential subscription
      agreement (Note 9)                                        -           40,000



The accompanying notes are an integral part of these financial statements.

                         VERTICA SOFTWARE, INC.
             (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                     (A DEVELOPMENT STAGE COMPANY)
              Statement of Changes in Stockholders' Equity

           From January 1, 1996 (Inception) to June 30, 2000


                                                           Preferred Stock               Common Stock
                                                         ------------------       ------------------------       Advance to
                                                         Shares       Amount       Shares           Amount       Stockholder
                                                         ------       ------       ------           ------       -----------
February 11, 1999, sale of common stock
      in Private Placement Transactions, net of
      Offering costs of $ 1,876 (Note 9)                   -            -          584,500            58               -

February 11, 1999, conversion of convertible
      promissory note to common stock (Note 9)             -            -           41,433             5               -

February 24, 1999, sale of common stock
      in Private Placement Transactions, net of
      Offering costs of $75 (Note 9)                       -            -           62,000             6               -

February 24, 1999, conversion of convertible
      promissory notes to common stock (Note 9)            -            -           32,885             3               -

March 2, 1999, sale of common stock
      in Private Placement Transactions, net of
      Offering costs of $15 (Note 9)                       -            -           15,000             1               -

March 25, 1999, conversion of convertible
      promissory note to common stock (Note 9)             -            -           80,802             8               -

March 26, 1999, conversion of convertible
      promissory notes to common stock (Note 9)            -            -          571,321            57               -

September 23, 1999, issuance of common
      stock for services (Note 9)                          -            -           40,000             4               -

October 29, 1999, conversion of convertible
      promissory note to common stock (Note 9)                                      10,000             1               -

Net loss for the year ended December 31, 1999              -            -                -             -               -
                                                    ---------    ---------      ----------       -------       ---------
BALANCE, DECEMBER 31, 1999 (Audited)                       -            -       12,077,941         1,207         (25,000)
                                                    ---------    ---------      ----------       -------       ---------
Repayment of Stockholder's Advance (Note 5)                -            -                -             -          25,000

Net loss for the six months ended June 30, 2000
      (Unaudited)                                          -            -                -             -               -
                                                    ---------    ---------      ----------       -------       ---------
BALANCE, JUNE 30,2000 (Unaudited)                          -     $      -       12,077,941       $ 1,207       $       -
                                                    =========    =========      ==========       =======       =========



                                                                        Deficit
                                                                       Accumulated
                                                                          During
                                                        Paid-in        Development
                                                        Capital          Stage           Total
                                                        -------      -------------     ---------
February 11, 1999, sale of common stock
      in Private Placement Transactions, net of
      Offering costs of $1,876 (Note 9)                 584,442               -         584,500

February 11, 1999, conversion of convertible
      promissory note to common stock (Note 9)           42,653               -          42,658

February 24, 1999, sale of common stock
      in Private Placement Transactions, net of
      Offering costs of $75 (Note 9)                     61,994               -          62,000

February 24, 1999, conversion of convertible
      promissory notes to common stock (Note 9)          34,693               -          34,696

March 2, 1999, sale of common stock
      in Private Placement Transactions, net of
      Offering costs of $15 (Note 9)                     14,999               -          15,000

March 25, 1999, conversion of convertible
      promissory note to common stock (Note 9)           55,045               -          55,053

March 26, 1999, conversion of convertible
      promissory notes to common stock (Note 9)          86,852               -          86,909

September 23, 1999, issuance of common
      stock for services (Note 9)                            (4)              -               -

October 29, 1999, conversion of convertible
      promissory note to common stock (Note 9)            9,999               -          10,000

Net loss for the year ended December 31, 1999                 -        (752,549)       (752,549)
                                                    -----------     -----------      ----------
BALANCE, DECEMBER 31, 1999 (Audited)                  1,030,459      (1,206,774)       (200,108)
                                                    -----------     -----------      ----------
Repayment of Stockholder's Advance (Note 5)                   -               -          25,000

Net loss for the six months ended June 30, 2000
      (Unaudited)                                             -        (802,978)       (802,978)
                                                    -----------     -----------      ----------

BALANCE, JUNE 30,2000 (Unaudited)                   $ 1,030,459     $(2,009,752)     $  (978,086)
                                                    ===========     ===========      ===========

The accompanying notes are an integral part of these financial statements.

                         VERTICA SOFTWARE, INC.
             (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                     (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS

                                                                                                                   Cumulative
                                                                                                                      From
                                                                                                                    January 1,
                                                                                                                      1996
                                                                                                                    (Date of
                                                                                    Six Months Ended                Inception)
                                                                                         June 30,                       to
                                                                               ----------------------------          June 30,
                                                                                  2000               1999              2000
CASH FLOWS FROM OPERATING ACTIVITIES                                           (Unaudited)       (Unaudited)       (Unaudited)
                                                                               -----------       -----------       -----------
     Net Loss                                                                   $(802,978)       $ (374,649)       $(2,009,752)

     Transactions not requiring cash:
         Depreciation                                                              15,112             5,980             38,449
         Noncash consulting services                                                    -                 -                  -
     Changes in operating assets and liabilities:
         (Increase) decrease in advance to stockholder                             25,000                 -                  -
         (Increase) decrease in prepaid expenses                                        -                 -             (2,724)
         (Increase) decrease in deposits                                                -                 -            (10,000)
         Increase (decrease) in accounts payable and other accrued expenses       126,136             9,812            189,500
         Increase (decrease) in payroll taxes payable                                   -            (6,133)                 -
                                                                                ---------         ---------         ----------

             NET CASH (USED IN) OPERATING ACTIVITIES                             (636,730)         (364,990)        (1,794,527)
                                                                                ---------         ---------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase/acquisition of equipment                                            (49,627)           (6,471)          (100,252)
                                                                                ---------         ---------         ----------
             NET CASH (USED IN) INVESTING ACTIVITIES                              (49,627)           (6,471)          (100,252)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings/assumption on line of credit                                        -                 -             26,300
     Net payments on line of credit                                                     -            (1,199)           (26,300)
     Proceeds/assumption of unsecured notes                                             -                 -             20,700
     Net payments on unsecured notes                                                    -           (20,700)           (20,700)
     Proceeds, assumption on convertible debt                                     675,000                 -          1,031,061
     Reduction of convertible promissory notes                                          -          (153,061)          (153,061)
     Conversion of convertible promissory notes into common                             -
        stock (includes $ 66,255 of accrued interest)                                   -           219,316            379,316
     Redemption of stock subscriptions                                                  -           (50,000)          (150,000)
     Issuance of common stock                                                           -           701,500            802,350
     Assumption of capital lease obligation                                             -             5,082             26,361
     Net payments on capital lease obligation                                      (2,546)           (5,008)           (18,661)
                                                                                ---------         ---------         ----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                            672,454           695,930          1,917,366
                                                                                ---------         ---------         ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         (13,903)          324,469             22,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     36,490            59,389                  -
                                                                                ---------         ---------         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  22,587         $ 383,858         $   22,587
                                                                                =========         =========         ==========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                               $       -         $       -         $   18,048
         Taxes                                                                  $     800         $       -         $    3,200

NONCASH INVESTING AND FINANCING TRANSACTIONS:
     Common stock issued for consulting services                                $       -         $       -         $   40,000


The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

Development Stage Company

Vertica Software, Inc. (the "Company") is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $2,009,752 through June 30, 2000. This raises substantial doubt about the Company's ability to continue as a going concern.

Management plans to raise additional capital, primarily through the issuance of common stock and convertible promissory debt, until successful operations are obtained and the Company is no longer in the development stage.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that actions presently being taken to underwrite the Company's development stage through completion will provide the necessary financial requirements, which in turn will provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Products

The Company's current product development includes an environmental management computer software system called ICOMPLY and an Internet web site called HAZWEB.COM. ICOMPLY is planned to be a set of computer software modules designed to automate environmental regulation compliance and related activities for common industrial applications.

                             VERTICA SOFTWARE, INC.

                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued

Products - (Continued)

The related activities will include chemical inventory listings and tracking, transportation manifests, emergency response, permit applications, waste streams, and occupational training. HAZWEB.COM is an on-line web site that is intended to serve the hazardous materials community and environmental concerns of industry. The Company intends to allow ICOMPLY to link to HAZWEB.COM for additional content information, on-line regulations compliance and on-demand training and services.

Liquidity

The Company has recurring operating losses since inception that have continued subsequent to December 31, 1999. The losses are primarily due to product development costs and administrative infrastructure costs related to the financing and development of the Company's business.

In January 2000, the Company received an additional $250,000 in bridge financing.

In March 2000, the Company received an additional $100,000 in bridge financing.

In April 2000, the Company received an additional $300,000 in bridge financing.

In June 2000, the Company received an additional $25,000 in bridge financing.

The Company is expecting an additional $1,000,000 in bridge financing in August 2000. However, there is no assurance that the funding will be raised, or that it will be sufficient to sustain operations through the end of the current year, or until the Company begins generating positive cash flows.

The Company's plan to continue the development of its core products through the year ending December 31, 2000 is dependent on additional funding through the sale of equity securities, convertible promissory notes, and sales.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Presentation of Interim Information:

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of June 30, 2000 and the Company's results of operations and cash flows for the six months ended June 30, 2000 and 1999 and cumulative since inception January 1, 1996 to June 30, 2000. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's last Audited Financial Statements for the year ended December 31, 1999 included in Form 10-SB/A. It is the Company's opinion that, when the interim statements are read in conjunction with the Audited Financial Statements for the year ended December 31, 1999 included in Form 10-SB/A, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Cash and Cash Equivalents

Cash is defined as cash in demand deposit accounts as well as cash on hand. Cash equivalents are short term, highly liquid investments that are readily convertible to known amounts of cash and investments so near their maturity that the risk of changes in value due to changes in interest rates is negligible. These are generally investments with maturity dates within six months of their acquisition date. Not included as cash equivalents are funds restricted as to their use, regardless of liquidity or the maturity dates of investments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of uninsured cash balances. The Company places its cash deposits with high-credit quality financial institutions. At times, balances in the Company's cash accounts may exceed the Federal Deposit Insurance Company (FDIC) limit of $100,000. There were no uninsured balances at June 30, 2000.

Prepaid Expenses

Prepaid expenses are charged to the statement of operations in the period for which the benefit is incurred.

Equipment

As further discussed in Note 6, equipment is carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which is five years. Capitalized equipment leases are depreciated over the lesser of their estimated useful life or lease term.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the six months ended June 30, 2000.

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

Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the six months ended June 30, 2000, the impact of convertible debt was not considered, as their effect on Net Loss Per Share would be anti-dilutive.

Fair Value of Financial Instruments

Cash, advances, prepaid expenses, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long term debt obligations approximate fair value at the balance sheet date.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no comprehensive income items; therefore, the adoption of SFAS No. 130 had no impact on the financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - continued

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company operates in one business segment; therefore, the adoption of SFAS No. 131 had no impact on the financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted SOP 98-1 in January 1999.

On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a new SOP 98-5 entitled "Reporting on the Costs of Start-Up Activities." Start-up costs have been broadly defined as: "those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, commencing business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation."

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                    Unaudited

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

NOTE 5 - ADVANCE TO STOCKHOLDER

Advance to stockholder consisted of an advance to acquire stock in the Company. In the original merger documents, the stockholder was supposed to pay the Perfection Development Corporation shareholders $25,000 out of his own funds. The Company made the $25,000 payment. The stockholder paid off the advance on January 15, 2000.

NOTE 6 - EQUIPMENT

At June 30, 2000, equipment consisted of the following:

Computer and peripheral equipment              $  74,639
Telephone system                                  25,613
                                               ---------
                                                 100,252
Less accumulated depreciation                     38,449
                                               ---------
                                               $  61,803
                                               =========

Total depreciation expense for the six months ended June 30, 2000 was $15,112.

NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK AND SUBSCRIPTIONS

Sale and Issuance of Common Stock
On December 31, 1998, in connection with the reverse merger acquisition, the Company issued 1,300,000 shares of its $.0001 par value common stock in a recapitalization of the Company. The 1,300,000 shares consisted of the following:

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK AND SUBSCRIPTIONS - (Continued)

     1,040,000 shares of $.0001 par value common stock were issued to officers for services. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Act.

During the year ended December 31, 1998, the Company issued 100,000 shares of its $.0001 par value common stock at $1.00 per share pursuant to Rule 504 of Regulation D of the Act for net proceeds of $ 100,000.

During the year ended December 31, 1998, the Company issued 9,200,000 shares of its $.0001 par value common stock at $.0001 per share to its principal stockholders. The 9,200,000 shares are reflected as issued as of the recapitalization date of the Company.

During the year ended December 31, 1999, the Company issued 40,000 shares of its $.0001 par value common stock at $1.00 per share pursuant to Rule 504 of Regulation D of the Act for net proceeds of $40,000.

During the year ended December 31, 1999, the Company issued 661,500 shares of its $.0001 par value common stock at $1.00 per share pursuant to Rule 504 of Regulation D of the Act for net proceeds of $661,500.

During the year ended December 31, 1999, the Company converted convertible promissory notes totaling $229,316 (including accrued interest of $66,255) for 736,441 shares of its $.0001 par value common stock at an average price of $.31 per share.

During the year ended December 31, 1999, the Company issued 40,000 shares of its $.0001 par value common stock at $1.00 per share for outside consulting services.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following :

At June 30, 2000

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $360                                  $4,327

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $250                                   3,373
                                                                      ------
                                                                       7,700

Less current portion                                                   6,665
                                                                      ------

                                                                      $1,035
                                                                      ======

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE  9 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

At June 30, 2000:

Convertible promissory note, unsecured with interest at 10%.
The agreement stipulates the conversion rate of $1.60 per
share of common stock. The principal note balance along with
all accrued interest is payable upon demand                         $  50,000

Convertible promissory note, unsecured with interest at 10%.
The agreement stipulates the conversion rate of $1.60 per
share of common stock. The principal note balance along with
all accrued interest is payable upon demand                            50,000

Convertible promissory note, unsecured with interest at 10%.
The agreement stipulates the conversion rate of $1.60 per
share of common stock. The principal note balance along with
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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 12%.
The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of
the election to convert. The principal note balance along
with all accrued interest matures on July 4, 2000                   $ 100,000

Convertible promissory note, unsecured with interest at 12%.
The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of
the election to convert. The principal note balance along with
all accrued interest matures on July 17, 2000                          50,000

Convertible promissory note, unsecured with interest at 12%.
The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date
of the election to convert. The principal note balance along
with all accrued interest matures on July 17, 2000                    100,000

Convertible promissory note, unsecured with interest at 12%.
The debt and accrued interest converts at a rate of $1.50
cents per share of common stock. The principal note balance
along with all accrued interest matured on August 20, 2000             50,000

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 12%.
The debt and accrued interest converts at a rate of $1.50
cents per share of common stock. The principal note balance
along with all accrued interest matures on August 20, 2000             50,000

Convertible promissory note, unsecured with interest at 12%.
The debt and accrued interest converts to common stock at a
conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of the
election to convert. The principal note balance along with all
accrued interest matures on October 21, 2000                          100,000

Convertible promissory note, unsecured with interest at 12%.
The debt and accrued interest converts to common stock at a
conversion price equal to 55% of the closing sale price of
the common stock as reported on the OTCBB on the date of
election to convert. The principal note balance along with all
accrued interest matures on October 24, 2000                          100,000

Convertible promissory note, unsecured with interest at 12%.
The debt and accrued interest converts to common stock at a
conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of
election to convert. The principal note balance along with all
accrued interest matures on October 25, 2000                          100,000

Convertible promissory note, unsecured with interest at 12%.
The debt and accrued interest converts at a rate of $.50 cents per share of common stock. The principal note balance along
with all accrued interest matures on December 30, 2000                 25,000
                                                                     --------
                                                                     $875,000
                                                                     ========
Future principal maturities on convertible debt are as follows:

December 31, 2000                                                    $875,000
                                                                     ========

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE 10 - INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

Six months ended June 30, 2000:

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

At June 30, 2000, deferred taxes consisted of a net tax asset due to operating loss carry forwards of $2,009,752, which was fully allowed for, in the valuation allowance of $2,009,752. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in valuation allowance for the six months ended June 30, 2000 was $241,170. Net operating loss carry forwards will expire in 2011, 2012, 2013, 2014, and 2015.

NOTE 11 - Commitments

The Company has operating leases on its office space and some of its equipment. Future minimum lease payments under such noncancelable operating leases are summarized as follows:


                                       Office
                                        Space          Equipment
                                      --------         ---------
Year ending
December 31,
------------
2000                                  $ 65,354           $4,871
2001                                   121,106            4,261
2002                                   124,739                0
2003                                   128,481                0
2004                                   121,011                0
                                      --------           ------
                                      $560,691           $9,132
                                      ========           ======


Total rent expense for the six months ended June 30, 2000 was $ 39,359.

The Company also made two non-cancelable commitments to an investor relations firm and media content firm. Future minimum payments are $44,400 for year ended December 31, 2000, and $7,320 for the year ended December 31, 2001.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

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

     Vertica Software, Inc. is a development-stage company that is developing Internet and intranet software products intended to serve industries that are impacted by government regulation of hazardous materials and other environmental laws and regulations. We are developing software products designed to provide information about environmental regulations and a software management system to assist companies with their environmental regulation compliance and related activities for common industrial applications.

     We released our second software product "Transporter," part of the "ICOMPLY Environmental Management System," in July, 2000. We are continuing the development of other related software systems within the ICOMPlY Environmental Management System.

     In April, 2000, we launched our web site called HAZWEB.COM. The ICOMPLY Environmental Management system's applications, when fully completed, will include chemical inventory listing and tracking, transportation manifests, emergency compliance, permit applications, waste streams and occupational training.

Results of operations:

     The Company realized a net loss from operations of $436,906 for the three months ended June 30, 2000,compared to a realized net loss from operations of $183,244 for the three months ended June 30, 1999. The Company for the six months ended June 30, 2000 realized a net loss from operations of $802,978, compared to a realized net loss from operations of $374,649 for the six months ended June 30, 1999. The Company has realized, since January 1, 1996 (date of inception) to June 30, 2000, a cumulative net loss from operations of $2,009,752. The Company had $27,063 in sales from operations for the quarter ended June 30, 2000, and no sales from operations for the period January 1, 1996 (date of inception) through March 31, 2000.

Plan of operation:

     Loss on operations for the Company for the three and six months ended June 30, 2000 increased 238% and 214%, respectively, from the prior year for the same periods. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales from company products.

Liquidity and Capital Resources:

     To date our activities have been financed primarily through the sale of our common stock and promissory notes convertible into our common stock. We currently estimate that we will need approximately $3,000,000 in funds, in addition to our present cash reserves of approximately $22,500 and estimated revenues of $150,000 from the sale of our initial products, in order to satisfy our estimated cash requirements over the next twelve months. We cannot assure you however, that we will be able to reach this revenue amount. Operating revenues are expected to be generated, but such revenues may not be substantial or in the amounts we expect. We anticipate that we will need these additional funds to complete the development of the remainder of our initial product line and to establish strategic alliances with other companies. We intend to raise such funds primarily through the sale of our equity or debt securities. There can be no assurance that we will be able to obtain such additional financing, or whether the terms of such financing will be favorable to us. Failure to obtain such financing or our failure to generate sufficient operating revenues from the sale of our initial products would have a material adverse affect on our business, financial condition and results of operations.

     During the six months ended June 30, 2000, we received funds totaling $675,000 in the form of convertible promissory notes. These notes bear interest at 12% and mature six months from the date of issuance. Conversion to common stock must occur before the maturity date.

     In the event that future equity capital cannot be raised in a timely manner to fund our products to completion, development will be halted at that time for all unfinished products and services. We would be forced to reduce the current staff level to five and pursue additional bridge financing to fund the Company until such time as permanent equity funding could be obtained. We would focus our efforts on the marketing and sales of the Communicator and Transporter products.

Research and Development:

     We have released the following products, which are available for licensing to potential customers:

          ICOMPLY Communicator (released for licensing February 1, 2000)

          ICOMPLY Inventory (released for licensing February 1, 2000)

          ICOMPLY Transporter (released for licensing July 17, 2000)

     Over the next 12 months, we plan to complete development of the remainder of our core products. Provided that we obtain the required funding, release of our remaining core products is projected to be as follows:

          By December 31, 2000:
          ICOMPLY Processor

          By December 31, 2000:
          ICOMPLY Permitter

          By December 31, 2000:
          ICOMPLY HazOSHA

     While completing the core products above, we will also be developing community strategic alliances within our industry through target marketing opportunities, advertising and other related e-business. Product and web site maintenance expenses for the next twelve months are expected to be approximately $1,700,000.

Purchase of Significant Equipment:

     Depending on the number of new employees we hire over the next twelve months, we intend to purchase twenty-five to thirty additional desktop computers, two servers, and related peripheral equipment. The total cost for the acquisition of this equipment is estimated at approximately $86,500. We entered into an office lease agreement in December 1999 for new office space totaling approximately 4,350 square feet. In connection with this lease, we acquired the predecessor tenant's workstation modules, telephone system and other related telephone and network equipment. The total purchase price for the furniture and equipment was $3,000. Office lease payments for the next twelve months will be approximately $125,000.

Significant Change in Number of Employees

     If we are successful in obtaining additional funding, we intend to hire over the next twelve months between twelve to seventeen software and Web content engineers, and approximately ten additional sales, marketing and administrative employees. We anticipate that such additional employees will be required in order to meet the projected release dates of our initial products described above. Total projected personnel costs for the next twelve months are estimated to be approximately $2,100,000, of which approximately $1,700,000 is included above under projected research and development costs.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

In April and June 2000 the Company completed a bridge financing pursuant to which the Company issued short-term convertible promissory notes in the aggregate principal amount of $325,000. Interest on these notes accrues at the rate of 12% per annum. $300,000 principal amount of the notes plus accrued interest are convertible at the option of the holder into shares of common stock of the Company at a conversion price equal to 55% of the closing sale price of the Company's common stock as reported on the OTCBB on the date of the election. If a holder of part of the $300,000 principal amount of notes elects to convert their note, the holder shall also be entitled to receive a warrant to acquire that number of shares of the Company's common stock equal to 25% of the principal amount of the note. The exercise price of each warrant equals the closing sale price of the common stock as reported on the OTCBB on the date the Company received the principal amount of the note. $25,000 principal amount of the notes plus accrued interest are convertible at the option of the holder into shares of common stock of the Company at a conversion rate of 50 cents per share of common stock. The Company claimed an exemption from registration for such issuances under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit No.      Exhibit Description
     -----------      -----------------------

        3.1          Articles of Incorporation of Registrant.*

        3.2          Articles of Amendment to Articles of Incorporation of
                     Registrant.*

        3.3          Bylaws of Registrant.*

       10.1          Form of Convertible Promissory Note.**

       27.1          Financial Data Schedule.

-----------
 * Filed with Amendment No. 1 to the Form 10-SB of the Registrant on February 28, 2000.

** Filed with Amendment No. 2 to the Form 10-SB of the Registrant on
   March 9, 2000.

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VERTICA SOFTWARE, INC.


Dated: August 14, 2000                 By: /s/ Hans Nehme
                                           -------------------------------------
                                           Hans Nehme, President and
                                           Chief Executive Officer
                                           (and principal financial officer)