Form 10QSB
period 2000-09-30
VERTICA SOFTWARE INC/CA
filed 2000-11-17
CIK 1079797

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------
                               FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from ______________ to ______________

                      Commission file number 0-28813

                          Vertica Software, Inc.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Colorado                            93-1192725
-------------------------------      ---------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

      5801 Christie Avenue, Suite 390 Emeryville, California  94608
      -------------------------------------------------------------
                 (Address of principal executive offices)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,119,941 shares of Common Stock outstanding on September 30, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                   ITEM I
                        PART I - FINANCIAL STATEMENTS
                              TABLE OF CONTENTS
                              -----------------

FINANCIAL STATEMENTS

    Balance Sheets ............................................. F-1

    Statements of Operations ................................... F-2

    Statement of Changes in Stockholders' Equity ............... F-3

    Statements of Cash Flows ................................... F-6

NOTES TO FINANCIAL STATEMENTS .................................. F-7

                          VERTICA SOFTWARE, INC.
                          ----------------------
              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------
                              BALANCE SHEETS
                              --------------


                                               September 30,      September 30,
                                                   2000               1999
                ASSETS                          (Unaudited)        (Unaudited)
                ------                         -------------      -------------
CURRENT ASSETS
  Cash and Cash Equivalents (Note 3)            $    22,952        $   210,493
  Prepaid Expenses                                    2,724              3,436
                                                -----------        -----------
    TOTAL CURRENT ASSETS                             25,676            213,929

EQUIPMENT, less accumulated depreciation
  of $47,790, and $18,068, respectively
  (Notes 3 and 6)                                    52,462             32,557
DEPOSITS                                             10,000              2,305
                                                -----------        -----------
    TOTAL ASSETS                                $    88,138        $   248,791
                                                ===========        ===========
           LIABILITIES AND
         STOCKHOLDERS' EQUITY
         --------------------
CURRENT LIABILITIES
  Line of Credit                                $        --        $    22,781
  Current Portion of Capital Lease
    Obligations (Note 8)                              4,767              4,490
  Accounts Payable and Other Accrued
    Expenses                                        243,964             74,563
                                                -----------        -----------
    TOTAL CURRENT LIABILITIES                       248,731            101,834
CAPITAL LEASE OBLIGATIONS (Note 8)                    1,106              7,166
CONVERTIBLE PROMISSORY NOTES (Note 9)               750,000            150,000
                                                -----------        -----------
    TOTAL LIABILITIES                               999,837            259,000
                                                -----------        -----------
COMMITMENTS (Note 11)
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.001 par value,
    3,000,000 shares authorized, -0- shares
    issued and outstanding                               --                 --
  Common Stock, $.0001 par value,
    30,000,000 shares authorized;
    13,119,941 shares issued and
    outstanding at September 30, 2000                 1,311              1,206
  Advance to Stockholder (Note 5)                        --            (25,000)
  Paid in Capital                                 1,551,355          1,020,460
  Deficit accumulated during development stage   (2,464,365)        (1,006,875)
                                                -----------        -----------
    TOTAL STOCKHOLDERS' EQUITY                     (911,699)          (10,209)
                                                -----------        -----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                      $    88,138        $   248,791
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

                          VERTICA SOFTWARE, INC.
                          ----------------------
              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------
                         STATEMENTS OF OPERATIONS
                         ------------------------

                                                                                     Cumulative
                                                                                        From
                                                                                      January 1,
                                                                                        1996
                                                                                      (Date of
                               Three Months Ended          Nine Months Ended         Inception)
                                  September 30                September 30               to
                            ------------------------    ------------------------    September 30,
                               2000          1999          2000           1999          2000
                            (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                            ----------    ----------    -----------    -----------  -----------
Total Revenue               $        --   $        --    $    27,063   $        --   $    27,063
Operating expenses:
  Product development           189,314        82,500        495,798       169,216       897,684
  General and administrative    244,383       149,332        731,082       367,120     1,465,285
                            -----------   -----------    -----------   -----------   -----------
    Total operating expenses    433,697       231,832      1,226,880       536,336     2,362,969
                            -----------   -----------    -----------   -----------   -----------
Loss from operations           (433,697)     (231,832)    (1,199,817)     (536,336)   (2,335,906)
  Interest income                    --             1             28         1,197         2,567
  Interest expense              (21,317)      (13,803)       (60,210)      (16,804)     (131,770)
  Other income                      401            --          3,208            93         4,945
  Bad debt expense                   --            --             --            --          (201)
                            -----------   -----------    -----------   -----------   -----------
Loss before income taxes       (454,613)     (245,634)    (1,256,791)     (551,850)   (2,460,365)
Provision for income taxes
  (Note 10)                          --            --           (800)         (800)       (4,000)
                            -----------   -----------    -----------   -----------   -----------
Net loss                    $  (454,613)  $  (245,634)   $(1,257,591)  $  (552,650)  $(2,464,365)
                            ===========   ===========    ===========   ===========   ===========
Net loss applicable to
  common stockholders       $  (454,613)  $  (245,634)   $(1,257,591)  $  (552,650)  $(2,464,365)
                            ===========   ===========    ===========   ===========   ===========
Net loss per share--basic   $   (0.0373)  $   (0.0204)   $   (0.1033)  $   (0.0459)  $   (0.2042)
                            ===========   ===========    ===========   ===========   ===========
Weighted average shares
  used in per share
  calculation--basic         12,179,025    12,028,708     12,179,025    12,028,708    12,065,441
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

                          VERTICA SOFTWARE, INC.
                          ----------------------
              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------
               Statement of Changes in Stockholders' Equity
               --------------------------------------------

          From January 1, 1996 (Inception) to September 30, 2000
          ------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                            Preferred Stock       Common Stock                                   During
                            ----------------    ----------------     Advance to    Paid-in    Development
                            Shares    Amount    Shares    Amount    Stockholder    Capital       Stage       Total
                            ------    ------    ------    ------   ------------   --------   ------------- ---------
BALANCE, DECEMBER 31, 1995    --      $  --           --  $   --   $     --       $    --    $      --     $      --
January 1, 1996 (inception),
  shares issued at
  incorporation (Note 4)      --         --    9,200,000     920         --           (70)          --           850
Net loss for the year ended
  December 31, 1996           --         --           --      --         --            --      (42,285)      (42,285)
                            ------    ------   ---------  ------   --------       -------    ---------     ---------
BALANCE DECEMBER 31, 1996
  (Audited)                   --      $  --    9,200,000  $  920   $     --       $   (70)   $ (42,285)    $ (41,435)
                            ------    ------   ---------  ------   --------       -------    ---------     ---------
Net loss for the year ended
  December 31, 1997           --         --           --      --         --            --    $(176,605)     (176,605)
                            ------    ------   ---------  ------   --------       -------    ---------     ---------
BALANCE DECEMBER 31, 1997
  (Audited)                   --      $  --    9,200,000  $  920   $     --       $   (70)   $(218,890)    $(218,040)
                            ------    ------  ----------  ------   --------       -------    ---------     ---------
December 31, 1998, Issuance
  of common stock
  pursuant to a reverse
  merger acquisition          --         --    1,300,000     130         --          (130)          --          --
December 31, 1998, sale of
  common stock pursuant to
  a confidential subscription
  agreement (Note 9)          --         --       50,000       5         --        49,995           --        50,000
December 31, 1998, sale of
  common stock pursuant to
  a confidential subscription
  agreement (Note 9)          --         --       50,000       5         --        49,995           --        50,000
  Advance to Stockholder
    (Note 5)                  --         --           --      --    (25,000)           --           --       (25,000)
Net loss for the year
  ended December 31, 1998     --         --           --      --         --            --     (235,335)     (235,335)
                            ------    ------  ----------  ------   --------       -------    ---------     ---------
BALANCE DECEMBER 31, 1998
  (Audited)                   --      $  --   10,600,000  $1,060   $(25,000)      $99,790    $(454,225)    $(378,375)
                            ------    ------  ----------  ------   --------       -------    ---------     ---------
February 11, 1999, sale of
  common stock pursuant to
  a confidential subscription
  agreement (Note 9)          --         --       40,000       4         --        39,996           --        40,000


  The accompanying notes are an integral part of these financial statements.

                          VERTICA SOFTWARE, INC.
                          ----------------------
              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------
               Statement of Changes in Stockholders' Equity
               --------------------------------------------

          From January 1, 1996 (Inception) to September 30, 2000
          ------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                            Preferred Stock       Common Stock                                   During
                            ----------------    ----------------     Advance to    Paid-in    Development
                            Shares    Amount    Shares    Amount    Stockholder    Capital       Stage       Total
                            ------    ------    ------    ------   ------------   --------   ------------- ---------

February 11, 1999, sale of
  common stock in
  Private Placement
  Transactions, net of
  Offering costs of $ 1,876
  (Note 9)                    --         --      584,500      58         --       584,442           --       584,500
February 11, 1999,
  conversion of convertible
  promissory note to
  common stock (Note 9)       --         --       41,433       5         --        42,653           --        42,658
February 24, 1999, sale of
  common stock
  in Private Placement
  Transactions, net of
  Offering costs of $ 75
  (Note 9)                    --         --       62,000       6         --        61,994           --        62,000
February 24, 1999,
  conversion of convertible
  promissory notes to
  common stock (Note 9)       --         --       32,885       3         --        34,693           --        34,696
March 2, 1999, sale of
  common stock
  in Private Placement
  Transactions, net of
  Offering costs of $ 15
  (Note 9)                    --         --       15,000       1         --        14,999           --        15,000
March 25, 1999,
  conversion of convertible
  promissory note to
  common stock (Note 9)       --         --       80,802       8         --        55,045           --        55,053
March 26, 1999,
  conversion of convertible
  promissory notes to
  common stock (Note 9)       --         --      571,321      57         --        86,852           --        86,909
September 23, 1999,
  issuance of common
  stock for services
  (Note 9)                    --         --       40,000       4         --            (4)          --            --
October 29, 1999,
  conversion of convertible
  promissory note to
  common stock (Note 9)       --         --       10,000       1         --         9,999           --        10,000
Net loss for the year
  ended December 31, 1999     --         --           --      --         --            --     (752,549)     (752,549)
                            ------    ------  ----------  ------   --------    ----------  -----------   -----------
BALANCE, DECEMBER 31, 1999
  (Audited)                   --         --   12,077,941   1,207    (25,000)    1,030,459   (1,206,774)     (200,108)
                            ------    ------  ----------  ------   --------    ----------  -----------   -----------

  The accompanying notes are an integral part of these financial statements.

                          VERTICA SOFTWARE, INC.
                          ----------------------
              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------
               Statement of Changes in Stockholders' Equity
               --------------------------------------------

          From January 1, 1996 (Inception) to September 30, 2000
          ------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                            Preferred Stock       Common Stock                                   During
                            ----------------    ----------------     Advance to    Paid-in    Development
                            Shares    Amount    Shares    Amount    Stockholder    Capital       Stage       Total
                            ------    ------    ------    ------   ------------   --------   ------------- ---------

Repayment of Stockholder's
  Advance (Note 5)              --        --          --      --       25,000        --            --         25,000

August 11, 2000, sale of
  common stock pursuant
  to a confidential
  subscription agreement
  (Note 9)                      --        --     400,000      40         --       199,960           --       200,000

August 18, 2000, sale of
  common stock pursuant
  to a confidential
  subscription agreement
  (Note 9)                      --        --      35,000       3         --        17,497           --        17,500

August 30, 2000, sale of
  common stock pursuant
  to a confidential
  subscription agreement
  (Note 9)                      --        --     160,000      16         --        79,984          --        80,000

September 20, 2000, sale of
  common stock pursuant
  to a confidential
  subscription agreement
  (Note 9)                      --        --     120,000      12         --        59,988          --        60,000

September 27, 2000,
  conversion of convertible
  promissory notes to
  common stock
  (Note 9)                      --        --     327,000      33         --       163,467           --       163,500

Net loss for the nine
  months ended
  September 30, 2000
  (Unaudited)                   --        --          --      --         --            --   (1,257,591)   (1,257,591)
                            ------    ------  ----------  ------   --------    ----------  -----------   -----------
BALANCE, SEPTEMBER 30, 2000
  (Unaudited)                   --    $   --  13,119,941  $1,311   $     --    $1,551,355  $(2,464,365)  $  (911,699)
                            ======    ======  ==========  ======   ========    ==========  ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                          VERTICA SOFTWARE, INC.
                          ----------------------
              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------
                         STATEMENTS OF CASH FLOWS
                         ------------------------



                                                                                 Cumulative
                                                                                    From
                                                                                 January 1,
                                                                                    1996
                                                                                  (Date of
                                                      Nine Months Ended          Inception)
                                                         September 30,               to
                                                  --------------------------    September 30,
                                                      2000          1999            2000
CASH FLOWS FROM OPERATING ACTIVITIES               (Unaudited)   (Unaudited)     (Unaudited)
                                                  ------------   -----------    ------------
  Net Loss                                        $(1,257,591)    $(552,650)    $(2,464,365)
  Transactions not requiring cash:
    Depreciation                                       24,453         9,628          47,790
  Changes in operating assets and liabilities:
    (Increase) decrease in advance to stockholder      25,000            --              --
    (Increase) decrease in prepaid expenses                --            --          (2,724)
    (Increase) decrease in deposits                        --            --         (10,000)
    Increase (decrease) in accounts payable
      and other accrued expenses                      191,100        12,156         254,464
    Increase (decrease) in payroll taxes payable           --        (6,133)             --
                                                  -----------     ---------     -----------
        NET CASH (USED IN) OPERATING ACTIVITIES    (1,017,038)     (536,999)     (2,174,835)
                                                  -----------     ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase/acquisition of equipment                   (49,627)      (11,434)       (100,252)
                                                  -----------     ---------     -----------
        NET CASH (USED IN) INVESTING ACTIVITIES       (49,627)      (11,434)       (100,252)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings/assumption on line of credit              --            --          26,300
  Net payments on line of credit                           --        (2,286)        (26,300)
  Proceeds/assumption of unsecured notes                   --            --          20,700
  Net payments on unsecured notes                          --       (20,700)        (20,700)
  Proceeds, assumption on convertible debt            725,000            --       1,081,061
  Reduction of convertible promissory notes          (188,500)     (153,061)       (341,561)
  Conversion of convertible promissory
    notes into common stock (includes $ 13,500
    and $ 66,255 of accrued interest, respectively)   163,500       219,316         542,816
  Proceeds from stock subscriptions                   357,500            --         357,500
  Redemption of stock subscriptions                  (357,500)      (50,000)       (507,500)
  Issuance of common stock                            357,500       701,500       1,159,850
  Assumption of capital lease obligation                   --        11,656          26,361
  Net payments on capital lease obligation             (4,373)       (6,888)        (20,488)
                                                  -----------     ---------     -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES   1,053,127       699,537       2,298,039
                                                  -----------     ---------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS             (13,538)      151,104          22,952
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         36,490        59,389              --
                                                  -----------     ---------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    22,952     $ 210,493     $    22,952
                                                  ===========     =========     ===========
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
  Cash paid during the period for:
    Interest                                       $      577     $   2,717      $   18,625
    Taxes                                          $      800     $     800      $    3,200
NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Common stock issued for consulting services      $       --     $  40,000      $   40,000


The accompanying notes are an integral part of these financial statements.

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------


NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE
--------------------------------------------

Development Stage Company
-------------------------

Vertica Software, Inc. (the "Company") is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $2,464,365 through September 30, 2000.
This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS
--------------------------------------------

Background
----------

Vertica Software, Inc., (the "Company"), formerly "Perfection Development Corporation," was incorporated in Colorado on April 18, 1997. As further discussed in Notes 3 and 4, on September 29, 1998, Perfection Development Corporation entered into an agreement pursuant to which it would acquire all of the outstanding capital stock of Vertica Software, Inc., a California corporation ("Vertica California"). On December 31, 1998, Vertica California merged with and into the Company. The Company was the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. Concurrently with the merger, the Company changed its name from Perfection Development Corporation to Vertica Software, Inc. The Company is developing Internet/Intranet software products and services and an Internet web site for the hazardous material and environmental industries.

Products
--------

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

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued
--------------------------------------------------------

Products - (Continued)
----------------------

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

Liquidity
---------

The Company has recurring operating losses since inception that have continued subsequent to December 31, 1999. The losses are primarily due to product development costs and administrative infrastructure costs related to the financing and development of the Company's business.

In January 2000, the Company received an additional $ 250,000 in bridge financing.

In March 2000, the Company received an additional $ 100,000 in bridge financing.

In April 2000, the Company received an additional $ 300,000 in bridge financing.

In June 2000, the Company received an additional $ 25,000 in bridge financing.

In July 2000, the Company received an additional $ 50,000 in bridge financing.

In August 2000, the Company received proceeds from stock subscriptions of $ 297,500.

In September 2000, the Company received proceeds from stock subscriptions of $ 60,000.

The Company is expecting an additional $ 5,000,000 in private placements in the fourth quarter of 2000. However, there is no assurance that the funding will be raised, or that it will be sufficient to sustain operations through the end of the current year, or until the Company begins generating positive cash flows.

The Company's plan to continue the development of its core products through the year ending December 31, 2000 is dependent on additional funding through the sale of equity securities, convertible promissory notes, and sales.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

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

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
---------------------------------------------------------------

Management Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, retained earnings, income and expenses, and related disclosures for the reporting period. Actual results could differ from those estimates and such differences could be material.

Presentation of Interim Information
-----------------------------------

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal recurring adjustments, considered necessary to present fairly the financial position of the Company as of September 30, 2000 and the Company's results of operations and cash flows for the nine months ended September 30, 2000 and 1999 and cumulative since inception in January 1, 1996 to September 30, 2000. The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's last Audited Financial Statements for the year ended December 31, 1999 included in Form 10-SB/A. It is the Company's opinion that, when the interim statements are read in conjunction with the Audited Financial Statements for the year ended December 31, 1999 included in Form 10-SB/A, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Cash and Cash Equivalents
-------------------------

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

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of uninsured cash balances. The Company places its cash deposits with high-credit quality financial institutions.
At times, balances in the Company's cash accounts may exceed the Federal Deposit Insurance Company (FDIC) limit of $100,000. There were no uninsured balances at September 30, 2000.

Prepaid Expenses
----------------

Prepaid expenses are charged to the statement of operations in the period for which the benefit is incurred.

Equipment
---------

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

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
---------------------------------------------------------------

Product Development
-------------------

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the nine months ended September 30, 2000.

Income Taxes
------------

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

Net Loss Per Share
------------------

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the nine months ended September 30, 2000, the impact of convertible debt was not considered, as their effect on Net Loss Per Share would be anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------

Cash, advances, prepaid expenses, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long-term debt obligations approximate fair value at the balance sheet date.

Recent Accounting Pronouncements
--------------------------------

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

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------


NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------------------------------

Recent Accounting Pronouncements - Continued
--------------------------------------------

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

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------

NOTE 4 - ACQUISITION
--------------------

The Company's current business is a continuation of the business formerly conducted by Vertica Software, Inc., a California corporation ("Vertica California"). On December 31, 1998, the Company acquired 100% of the outstanding capital stock of Vertica California in a "reverse merger acquisition." The purchase price was solely comprised of the issuance of 9,200,000 shares of the Company's common stock, par value $ .0001, to the shareholders of Vertica California in exchange for all 4,930,000 shares of Vertica California's common stock, no par value. The Company was the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. Concurrently with the merger, the Company changed its name from Perfection Development Corporation to Vertica Software, Inc. The merger constituted a tax-free reorganization. The acquisition of Vertica California was accounted for using the purchase method of accounting, and due to the lack of significant prior Company operations, was substantially recorded as a "recapitalization."

NOTE 5 - ADVANCE TO STOCKHOLDER
-------------------------------

Advance to stockholder consisted of an advance to acquire stock in the Company. In the original merger documents, the stockholder was supposed to pay the Perfection Development Corporation shareholders $25,000 out of his own funds. The Company made the $ 25,000 payment. The stockholder paid off the advance on January 15, 2000.

NOTE 6 - EQUIPMENT
------------------

At September 30, 2000, equipment consisted of the following:

Computer and peripheral equipment                        $   74,639
Telephone system                                             25,613
                                                         ----------
                                                            100,252
Less accumulated depreciation                                47,790
                                                         ----------

                                                         $   52,462
                                                         ==========

Total depreciation expense for the nine months ended September 30, 2000 was $ 24,453.

NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK AND SUBSCRIPTIONS
------------------------------------------------------------

Sale and Issuance of Common Stock
---------------------------------

On December 31, 1998, in connection with the reverse merger acquisition, the Company issued 1,300,000 shares of its $ .0001 par value common stock in a recapitalization of the Company. The 1,300,000 shares consisted of the following:

     260,000 shares of its $ .0001 par value common stock at $ .25 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company received net proceeds of $ 60,500 after deducting offering costs of $ 4,500.

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------


NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK AND SUBSCRIPTIONS - Continued
---------------------------------------------------------------------------

     1,040,000 shares of $ .0001 par value common stock were issued to officers for services. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Act.

During the year ended December 31, 1998, the Company issued 100,000 shares of its $ .0001 par value common stock at $ 1.00 per share pursuant to Rule 504 of Regulation D of the Act for net proceeds of $ 100,000.

During the year ended December 31, 1998, the Company issued 9,200,000 shares of its $ .0001 par value common stock at $ .0001 per share to its principal stockholders. The 9,200,000 shares are reflected as issued as of the recapitalization date of the Company.

During the year ended December 31, 1999, the Company issued 40,000 shares of its $ .0001 par value common stock at $ 1.00 per share pursuant to Rule 504 of Regulation D of the Act for net proceeds of $ 40,000.

During the year ended December 31, 1999, the Company issued 661,500 shares of its $ .0001 par value common stock at $ 1.00 per share pursuant to Rule 504 of Regulation D of the Act for net proceeds of $ 661,500.

During the year ended December 31, 1999, the Company converted convertible promissory notes totaling $ 229,316 (including accrued interest of $ 66,255) for 736,441 shares of its $ .0001 par value common stock at an average price of $ .31 per share.

During the year ended December 31, 1999, the Company issued 40,000 shares of its $ .0001 par value common stock at $ 1.00 per share for outside consulting services.

During the nine months ending September 30, 2000, the Company converted convertible promissory notes totaling $ 163,500 (including accrued interest of $ 13,500) for 327,000 shares of its $ .0001 par value common stock at an average price of $ .50 per share.

During the period ending September 30, 2000, the Company issued 715,000 shares of its $ .0001 common stock at an average price of $ .50 per share.

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------


NOTE 8 - CAPITAL LEASE OBLIGATIONS
----------------------------------

At September 30, 2000, capital lease obligations consisted of the following:

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 360                           $  3,498

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 250                              2,375
                                                                --------
                                                                   5,873
Less current portion                                               4,767
                                                                --------
                                                                $  1,106
                                                                ========

NOTE  9 - CONVERTIBLE PROMISSORY NOTES
--------------------------------------
Convertible promissory notes consisted
of the following:


At September 30, 2000:

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

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------


NOTE 9 - CONVERTIBLE PROMISSORY NOTES - Continued
---------------------------------------------------

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest payable on demand                             $  50,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest payable on demand                               100,000

Convertible promissory note, unsecured
with interest at 12%. The debt and accrued
interest converts at a rate of $ 1.50
per share of common stock. The
principal note balance along with all
accrued interest payable on demand                                50,000

Convertible promissory note, unsecured
with interest at 12%. The debt and accrued
interest converts at a rate of $ 1.50
per share of common stock. The
principal note balance along with all
accrued interest payable on demand                                50,000

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------


NOTE 9 - CONVERTIBLE PROMISSORY NOTES - Continued
---------------------------------------------------

Convertible promissory note, unsecured
with interest at 12%. The debt and accrued
interest converts to common stock at a conversion
price equal to 55% of the closing sale price of the
common stock as reported on the OTCBB on the date of the
election to convert. The principal note balance along with all
accrued interest matures on October 21, 2000                     100,000

Convertible promissory note, unsecured
with interest at 12%. The debt and accrued
interest converts to common stock at a conversion
price equal to 55% of the closing sale price of the
common stock as reported on the OTCBB on the date of
election to convert. The principal note balance along with all
accrued interest matures on October 24, 2000                     100,000

Convertible promissory note, unsecured
with interest at 12%. The debt and accrued
interest converts to common stock at a conversion
price equal to 55% of the closing sale price of the
common stock as reported on the OTCBB on the date of
election to convert. The principal note balance along with
all accrued interest matures on October 25, 2000                 100,000

Convertible promissory note, unsecured
with interest at 10%. The debt and accrued
interest converts to common stock at a conversion
price equal to 75% of the closing sale price of the
common stock as reported on the OTCBB on the date of
election to convert. The principal note balance along with
all accrued interest matures on January 28, 2001                  50,000
                                                               ---------
                                                               $ 750,000
                                                               =========
Future principal maturities on convertible debt are as follows:

Year Ending:

December 31, 2000                                              $ 700,000
                                                               =========
December 31, 2001                                              $  50,000
                                                               =========

                          VERTICA SOFTWARE, INC.
                          ----------------------

              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              ---------------------------------------------
                      (A DEVELOPMENT STAGE COMPANY)
                      -----------------------------

                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              ---------------------------------------------
                               (Unaudited)
                               -----------

NOTE 10 - INCOME TAXES
----------------------

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

Nine months ended September 30, 2000:

U.S. federal statutory graduated rate                   39%
State income tax rates net of federal benefits:
    Colorado                                             4%
    California                                           7%
Net operating loss for which no tax
    benefit is currently available                     (50%)
                                                       -----
                                                        (0%)
                                                       =====

The Company conducts its operations in California, which has a minimum tax of $800.

At September 30, 2000, deferred taxes consisted of a net tax asset due to operating loss carry forwards of $2,464,365, which was fully allowed for, in the valuation allowance of $ 2,464,365. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in valuation allowance for the nine months ended September 30, 2000 was $ 293,372. Net operating loss carry forwards will expire in 2011, 2012, 2013, 2014, and 2015.

NOTE 11 - Commitments
---------------------

The Company has operating leases on its office space and some of its equipment. Future minimum lease payments under such noncancelable operating leases are summarized as follows:


                  Office
                  Space      Equipment
                  ------     ---------
Year ending
December 31,
------------
2000              $ 29,615   $1,612
2001               121,106    4,261
2002               124,739        0
2003               128,481        0
2004               121,011        0
                  --------   ------
                  $524,952   $5,873
                  ========   ======

Total rent expense for the nine months ended September 30, 2000 was $ 69,380.

The Company also made two non-cancelable commitments to an investor relations firm and media content firm. Future minimum payments are $44,400 for the year ended December 31, 2000, and $ 7,320 for the year ended December 31, 2001.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

         Certain statements contained in the following Plan of Operation, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect" and words of similar meaning, constitute forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Annual Report on Form 10-SB12G for the year ended December 31, 1999 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments or the reasons why actual results may differ. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors set forth in other parts of this document.

         Vertica Software, Inc. is a development-stage company that is developing Internet-based software products, e-commerce, and online information services intended to serve industries that are impacted by government regulation of hazardous materials and other environmental laws and regulations. We are developing software products designed to assist companies with their environmental regulation compliance and related activities for common industrial applications.

         In July, 2000, we released our wireless application "iComply Tracker" for beta-testing. iComply Tracker works with today's wireless communication technologies and personal digital assistance devices to track product shipment and delivery information and transmit customer invoicing data.
The application will allow field input of detailed customer information, freighting, and product delivery information. Automated multi-stop route and single-stop delivery forms will allow users to track instantly product deliveries, calculate freight, and submit shipping documents directly to their customer's invoicing system.

         iComply Tracker will extend the previously released iComply Transporter product, which includes paperwork with regulatory compliance assistance for manufacturers and transporters of materials with hazardous and non-hazardous ingredients.

Results of Operations:

         The Company realized a net loss from operations of $454,613 for the three months ended September 30, 2000,compared to a realized net loss from operations of $ 245,634 for the three months ended September 30, 1999. The Company for the nine months ended September 30, 2000 realized a net loss from operations of $ 1,257,591, compared to a realized net loss from operations of $ 552,650 for the nine months ended September 30, 1999. The Company has realized, since January 1, 1996 (inception) to June 30, 2000, a cumulative net loss from operations of $ 2,464,365. The Company had $ 0 in sales from operations for the quarter ended September 30, 2000, and $ 27,063 in sales from operations for the period January 1, 1996 (Date of Inception) through June 30, 2000.

Plan of Operation:

         Loss on operations for the Company for the three and nine months ended September 30, 2000 increased 187% and 229%, respectively, from the prior year for the same periods. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales from Company products.


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

         During the nine months ended September 30, 2000, we received funds totaling $ 725,000 in the form of convertible promissory notes, of which $ 150,000 was converted at an average price of $ .50 per common share. These notes bear interest at 10% and 12% and mature six months from the date of issuance. Conversion to common stock must occur before the maturity date.
We also received funds totaling $ 357,000 in stock subscriptions which were all exercised as of September 30, 2000.

         In the event future equity capital cannot be raised in a timely manner to fund our products to completion, development will be suspended at that time for all unfinished products and services. We would be forced to reduce the current staff level to five and pursue additional bridge financing to fund the Company until such time as permanent equity funding is obtained. In the meantime, we would focus our efforts on the marketing and sales of the Communicator, Transporter and e-commerce services.

Research and Development:

         We have released the following products and modules, which are available for licensing to potential customers:

            iCOMPLY Inventory module (released for licensing February 1, 2000) iCOMPLY Communicator (released for licensing February 2000) iCOMPLY Transporter (released for licensing July 17, 2000)

         During the next 12 months, we plan to complete development of the remainder of our Internet-based products. Provided that we obtain the required funding, release of our remaining core products is projected to be as follows:

         By March 31, 2001:
         iCOMPLY Processor

         By June 30, 2001:
         iCOMPLY Permitter

         By June 30, 2001:
         iCOMPLY HazOSHA

         While completing these products, we will also be developing community strategic alliances within our industry through target marketing opportunities, advertising and other related e-business. Product development and web site maintenance expenses for the next twelve months are expected to be approximately $1,200,000.

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

Significant Change in Number of Employees

         If we are successful in obtaining additional funding, we intend to hire over the next twelve months six to eight software and Web content engineers, and approximately ten to twelve additional sales, marketing and administrative employees. Total projected personnel costs for the next twelve months are estimated to be approximately $2,100,000, of which approximately $1,200,000 is included above under projected research and development costs.

                       PART II - OTHER INFORMATION

Item 2.  Changes in Securities

    In July 2000, the Company completed financing pursuant to which the Company issued a short-term convertible promissory note in the aggregate principal amount of $50,000. Interest on this note accrues at the rate of 10% per annum. The principal amount of the note plus accrued interest is convertible at the option of the holder into shares of common stock of the Company's common stock at a conversion price equal to 75% of the closing sale price of the Company's common stock as reported on the OTCBB on the date of the election. In August 2000, the Company received proceeds from stock subscriptions of $297,500. In September 2000, the Company received proceeds from stock subscriptions of $60,000. The Company claimed an exemption from registration for such issuances under Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         Exhibit No.       Exhibit Description
         -----------       -------------------

         3.1               Articles of Incorporation of Registrant.*

         3.2 Articles of Amendment to Articles of Incorporation of Registrant.*

         3.3               Bylaws of Registrant.*

         10.1              Convertible Promissory Note.

         27.1              Financial Data Schedule.

*Filed with Amendment No. 1 to the Form 10-SB of the Registrant on
 February 28, 2000.

        (b) Reports on Form 8-K.

            None.

                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VERTICA SOFTWARE, INC.


Dated: November 14, 2000

                                  By:  /s/ Hans Nehme
                                       --------------------------------------
                                       Hans Nehme, President and
                                       Chief Executive Officer (and principal
                                       financial officer)