Form 10KSB
period 2000-12-31
VERTICA SOFTWARE INC/CA
filed 2001-04-17
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                             VERTICA SOFTWARE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                                    COLORADO
                                    --------
                 (State or Other Jurisdiction of Incorporation)

                                    000-28813
                                    ---------
                            (Commission File Number)

                                   93-1192725
                                   ----------
                     (I.R.S. Employer Identification Number)

                         5801 CHRISTIE AVENUE, SUITE 390
                          EMERYVILLE, CALIFORNIA 94608
                          ----------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (510) 595-3333
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act:  None.

Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, $0.0001 PAR VALUE
                         -------------------------------


--------------------------------------------------------------------------------

Check whether the Issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 - $ 54,125.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ -0- .

Issuers involved in Bankruptcy Proceedings during the past five years: Not Applicable

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 31, 2000 - 13,249,941 shares of Common Stock

Documents Incorporated By Reference

1. Our Form 10-SB Registration Statement (SEC File # 000-28813), which was filed on January 7, 2000 with the Securities and Exchange Commission and all amendments thereto.

2. Our Preliminary Proxy Statement Form 14A, (SEC File # 000-28813), which was filed on November 13, 2000 with the Securities and Exchange Commission.

3. Our Definitive Proxy Statement Form 14A (SEC File # 000-28813), which was filed on November 24, 2000 with the Securities and Exchange Commission.

4. All reports filed with the Securities and Exchange Commission after January 7, 2000.

Transitional Small Business Issuer Format:  [  ]  Yes  [X]  No

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Organization and General History

         In April 1997, Perfection Development Corporation was incorporated under the laws of Colorado. We were originally formed for the purpose of developing and constructing real estate properties. On September 29, 1998, we acquired all the outstanding capital stock of Vertica Software, Inc., a California corporation ("Vertica California"). At the time of the acquisition, we were inactive and had no significant assets. Vertica California was in the business of developing Internet software products serving the hazardous materials and hazardous waste industries. We have continued this business since the acquisition. On December 31, 1998, Vertica California, which we then held as a subsidiary, merged with and into us. We became the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. Concurrently with the merger, we changed our name to Vertica Software, Inc. Our stock trades on the NASD OTC Bulletin Board under the symbol "VERI". Our headquarters are located in Emeryville, California.

         We are a development-stage company that is developing Internet software products intended to serve industries that are impacted by government regulation of hazardous materials and hazardous wastes and other environmental laws and regulations. We are developing software products designed to provide information about environmental regulations and a software management system to assist companies with their environmental regulation compliance and related activities for common industrial applications. We have developed and may continue to develop software products within a software management system called " iComply". These products reside in our website called Hazweb.com, which was previously called Vertica.com.

         The iComply products currently include: Communicator (which is designed to efficiently manage a facility's environmental reporting, emergency response, and crisis communication before, during, and after an emergency incident); Inventory (which is designed to streamline hazardous chemical and waste inventory tracking and assists in the management of hazardous materials and wastes); Transporter (which is designed to automate the shipping, labeling, transporting compliance and invoicing of hazardous materials and wastes).

Hazweb.com includes the Marketplace (which offers e-commerce business solutions that streamline the sales process and allow hazardous materials marketers to operate more efficiently).

         All trademarks and trade names appearing in this document are the property of their respective holders.

CURRENT STATUS OF DEVELOPMENT

         As stated earlier, we completed the development of three products included in the iComply system, and all three products are currently in use at Olympian, the largest independent oil marketer in California. Two of our products are also being evaluated on a test basis by Southern Energy (now called Mirant Corporation). It is our current plan, providing we obtain the necessary funding, to complete the development of the other iComply products, which include the Permitter, HazOSHA, and the Processor, during the next 12 months. We currently estimate that we will need approximately $2,000,000 in funds, and revenues of $ 1,000,000 from the sale of our released products, in order to satisfy our estimated cash requirements over the next twelve months, including the funds needed to complete the development of the remainder of our initial product line. We cannot assure you, however, that the development will occur in accordance with this timetable as a result of delays that may be encountered because of financing, personnel or other unanticipated reasons or that all modules will be developed successfully.

      As a development-stage Company, we have had revenues $ 54,125 and currently have one customer, Olympian. Our expenses to date have been incurred in connection with the development of the software products and the Hazweb .com (formerly called Vertica.com) web site and other marketing, sales and administrative expenses. We have formalized our pricing models, and have designed a licensing agreement which we intend our customers to execute.

Industry Overview

         Companies that transport, store, or handle hazardous materials are required by federal, state and local laws to meet current regulations. These regulations require training of personnel, proper handling and storing of hazardous materials, filing of appropriate government forms, production of required shipping papers and labeling and placarding of hazardous materials. These government regulations are complex and difficult to interpret and are updated and revised from time to time. Failure to comply with current environmental regulations can result in significant criminal and civil penalties, including fines, damages and injunctions. See "Government Regulations."

         The growth of the environmental regulation compliance market is driven primarily by the maintenance and expansion of environmental regulations in the United States, including federal, state and local regulatory schemes. We believe that continued public pressure for environmental protection in the United States will likely result in continued and increased environmental regulation of many industries.

         We believe our products can serve companies in the following industries and the following government agencies:

         Transportation, including railroad, highway, marine and air;

         Manufacturing, including petroleum refining and related industries, chemical and allied products, rubber and miscellaneous plastics, primary metal industries, fabricated metal products, industrial and commercial machinery, electronic, electrical equipment and components, transportation equipment, measuring and analyzing and controlling instruments, and other manufacturing industries;

         Engineering and research services, including petroleum, chemical, industrial, sanitary, biological, non-commercial biological and testing laboratories;

         Utilities, including electric, gas and sanitary;

         Other industries, including mining, agricultural, construction, insurance, industry wholesale trade, training agencies and industry consulting agencies; and

         Government agencies, including the Environmental Protection Agency, the Department of Transportation and the Occupational Health and Safety Administration.

         We cannot assure you, however, that we will be able to successfully market our products to participants in these potential markets.

The Vertica Solution

         We believe that many companies hire consultants to insure environmental compliance and that other companies spend substantial amounts to hire in-house information technology groups to design and maintain environmental compliance systems. We believe we offer a solution based on a combination of a Web browser and Microsoft SQL Servers, and bring together a software management system with an on-line community. This solution allows our software products and Internet web site, discussed below, to function in concert.

         We have designed our environmental software management system, iComply, to assist our customers by reducing the time and costs required by consultants, internal information technology and environmental management staff for regulatory compliance with environmental regulations. Our products would not, however, provide any check for compliance with applicable regulations of a customer's internal systems.

         We have also designed the Internet web site, Hazweb.com (formerly called Vertica.com) as an environmental web portal serving the hazardous materials and hazardous waste industries. Hazweb.com contains extensive and continuously updated information relating to current environmental regulations, and enables clients and vendors in the hazardous materials industry to interact on-line. The iComply products reside within Hazweb.com.

         We believe that our customers will be able to use our systems to reduce the labor time and resources needed to comply with hazardous waste and environmental regulations. A customer is asked by the software to respond to a list of relevant questions, the responses are linked to forms and other documentation used for reporting and compliance purposes. We call these lists of questions and links "wizards." The data accumulated in the modules can be retrieved for a variety of purposes through the software, thus enabling the user to reduce the amount of manual calculations, hard paper information gathering and storage and other clerical functions needed to complete required reports and notices.

Our Strategy

         We derive revenues from three diversified products and services:
Licensing of iComply products, transaction fees for filing activities, and e-commerce marketplace transaction fees on the Hazweb.com web site. We believe that our pricing for the licensing and training are lower than the costs a customer would incur in developing an in-house system due to the distribution of our costs of development and maintenance across our entire client base. We also believe that iComply modules will attract clients by lowering their capital and labor costs associated with environmental compliance. Some activities, such as plain text searches of government regulations, are offered for free, in order to generate initial traffic to our web site. Finally, we have set our transaction fees on Hazweb.com at the then current market rates for such fees.

         We believe that our Hazweb.com web site will be a hub for a client's environmental compliance transaction activity, as well as the entry point for research queries into our proposed database. We believe that eventually a steady traffic flow through our site will result in vendors connecting with clients in these industries.

Products and Services

         iComply. On February 1, 2000, we released two products , the iComply Communicator and Inventory modules. On July 17, 2000, we released the iComply Transporter, and on November 1, 2000, we released the Marketplace for beta testing. Although we have suspended the development of additional products due to the lack of funds, we plan to develop and release the other products, including the iComply Permitter, HazOSHA and Processor during the next twelve months, provided we obtain the necessary financing. We currently estimate that we will need approximately $ 2,000,000 in funds, in addition to estimated revenues of $ 1,000,000 from the sale of our released products, in order to satisfy our estimated cash requirements over the next twelve months, including the funds needed to refine the development of our existing products.

         iComply Features

         We have designed our iComply software products, comprised of separate Internet accessible software modules as described below, to assist clients in industries subject to environment and hazardous materials and hazardous waste regulations in environmental compliance, reduce regulatory paper trails and streamline the administrative efforts associated with hazardous materials and hazardous waste management and crisis communications, thus reducing costs to those industries.

       iComply Products:

         Inventory

The Inventory module, as part of each of the other iComply products discussed below, provides assistance to customers and data to other iComply products by managing chemical and waste information for each customer site. The module is designed to link material safety data sheets ("MSDS") and waste profile information directly to a customer's facility inventory. The module provides customers with a site map feature and the capability to track inventory down to the individual building level. A customer will be able to use the inventory and regulated chemical lists to facilitate chemical control, emergency compliance and environmental reporting. Inventory can be updated manually by the customer or automatically by iComply products as a customers products are received, manufactured, transported or released. The Inventory module is complete and is currently in use by Olympian, which is the largest independent oil marketer in California.

         Communicator

         The Communicator is designed to manage a facility's hazardous materials, emergency compliance, crisis communications and environmental reporting information. The product includes hazardous materials plan builders, compliance wizards and automated document submission. Electronic forms and checklists are designed to streamline response efforts and minimize reporting errors. The Communicator module is also designed to facilitate internal as well as external communications, allowing continuous control of a customer's facility public image. This module also supports compliance with EPCRA (Emergency Planning and Community Right to Know) and related environmental regulations. The Communicator was released on February 1, 2000 and is currently in use at Olympian.

         Transporter

         The Transporter is designed to serve the hazardous materials and waste transportation needs of a customer. The product includes automated Department of Transportation registration form, bill of lading and waste manifest software "wizards," document tracking and incident and exception report capability. The module automatically updates chemical and waste inventories, allows access to material information and provides labeling and placard information essential to the shipment of hazardous materials. This product supports compliance with Department of Transportation regulations. The Transporter was released on July 17, 2000, and is currently in use at Olympian.

         Processor

         The Processor will be designed to serve each iComply customer site's production floor process mapping, inventory, hazardous materials and waste stream needs. It will support compliance with TSCA (Toxic Substance Control Act) and related regulations. The first release of this product depends upon us obtaining the necessary funds.

         HazOSHA

         The HazOSHA product will be designed to serve each iComply customer site's hazardous materials employee safety policies, procedures and training needs, including on-line training. This module will support compliance with hazardous materials related sections of 29 CFR OSHA (Code of Federal Regulations for Occupational Safety and Health Administration). The first release of this product depends upon us obtaining the necessary funds.

         Permitter

         The Permitter product will be designed to serve each iComply customer site's permit monitoring and compliance needs, and will include air, liquid discharge and hazardous waste permit application software "wizards." This module will support compliance with CAA (Clean Air Act), EPA (Environmental Protection Agency), RCRA (Resource Conservation and Recovery Act), CWA (Clean Water Act), AQMD (Air Quality Management District) and related regulations. Programming of permit processors for this product has begun, however further development of the product has been suspended until the necessary funds are obtained.

         Hazweb.com

         Hazweb.com (which was called Vertica.com) is our web site that has been designed to provide updated information on environmental regulations and serve as an e-commerce web portal in which vendors and clients in the hazardous materials industry will be able to buy and sell products and services. The iComply products reside within Hazweb.com. The features of this system are:

         News & Analysis: It is intended that Hazweb.com provides current industry news for the hazardous materials community, including stories from business, government, energy, environment and finance. Our web site features informational articles written by experts in the hazardous materials industry and offers an internet posting site for industry related press releases and publications.

         Marketplace: Hazweb Marketplace offers an industry-specific marketplace for the purchase, sale and exchange of hazardous materials-related goods and services. It includes a customizable directory of industry products and services, and features tools for online price management and customer notification. Marketplace includes customer-specific quotes and order processing services that are interfaced with the iComply Inventory and Transporter products, thereby providing an integrated e-commerce and hazardous materials management system.

         Hazinfo: We believe that Hazweb.com serves the multifaceted information needs of the hazardous materials and the hazardous waste communities. It features industry-specific glossaries, a public contacts database, codified regulations, on-line MSDS access, discussion groups, event calendars and an industry-related resume posting and career center.

          Customer Support

         Vertica's environmental and computer science support staff are available to assist Hazweb.com and iComply users during regular, West coast business hours.

         Training

         We offer some free and some fee-based seminars and training on the use of our Hazweb.com web site and iComply products.

         Sales and Marketing

         We use marketing tools including focus groups, public relations, direct mail, channel distributions, advertisement and telemarketing. Based on the evolving markets for each product line, we will modify the marketing program to utilize all appropriate marketing resources. In general, the marketing for each product line follows the following format:

         1. Introductory product announcements, public relations and media coverage;

         2.       Promotion via trade shows, conferences and the Internet;

         3.       Direct sales using our sales personnel;

         4. Expansion of sales channels through distributors and business partnerships;

         5.       Ongoing advertising through targeted media and the Internet;

         6. Product demonstration and information at Hazweb.com (web-site), www.Hazweb.com.

         We also promote our product lines and web site through affiliates, individual seminars, trade shows, and in trade publications. Direct sales using our subject-expert sales personnel is also a high priority, including direct calls to our customers. In addition, we seek marketing and distribution partnerships with other firms that stand to benefit from bringing our target industries on-line. This could include such partners in the on-line infrastructure field such as computer network equipment manufacturers, software database providers and other business solutions providers. Additionally, we promote Hazweb.com's ability to provide data for research and crisis preparedness, make available information that helps companies dealing with the hazardous materials and hazardous wastes industries' fragmented environment and "information overload ," and to minimize the paperwork associated with hazardous materials and hazardous waste regulatory compliance.

         We intend to develop marketing relationships with the following organizations:

         California Trucking Association

         American Petroleum Institute

         Petroleum Marketers Association of America

         Western States Petroleum Association

         American Electronics Association

         Other associations and marketing companies

Competition

         While we are not aware of any other company that currently offers a suite of software products similar to our proposed products, several environmental management firms, with substantially greater financial and marketing resources than Vertica, have existing products and services that compete with one or more of our iComply modules, as described below. In addition, several firms have established their own Internet web sites that may compete with our Hazweb.com web site and e-commerce services.

         For example, VerticalSuites, a subsidiary of Levine-Fricke, offers an environmental management system based on SAP, a database software application system that performs logistics, finance, sales, human resources and related business functions. Amoco Corporation offers a system based on Lotus Domino, an integrated messaging and applications software platform. While these competing systems will appeal to companies that already use the SAP or Domino applications, the SAP and Domino applications are based on an in-house or intra-company paradigm. We believe, however, that our system permits the integration of regulatory compliance work flow among suppliers, carriers, receivers and governmental agencies, all of which input or receive data regarding hazardous materials activities.

         One central aspect of our iComply Transporter product is producing hazardous materials shipping papers that are filed with the Environmental Protection Agency. We have approached the California EPA to accept electronic filing of these papers and we believe that Sterling Software has a similar initiative in Illinois based on their electronic data interchange, or EDI, technology. Industrial facilities rely on CAD/CAM software that includes process models. Process models typically track raw materials through the initial production process to shipment of the product. These models can be extended to serve environmental process applications, and in these situations these "in-house" models may compete with our proposed iComply Process module. Most industrial facilities rely on a variety of consultants and training classes to comply with OSHA regulations and such services will compete with the services to be offered by our proposed iComply HazOSHA module. Similarly, most industrial companies rely on environmental consulting firms to prepare and obtain permits and such firms will, therefore, offer services in competition with the services offered by our proposed iComply Permitter product.

         We also face competition in connection with our Internet web site. For example, Verticalnet is an existing web portal with an environmental community that offers environmental industry news and electronic commerce, but does not provide the additional resources, including a glossary, access to regulations, industry contacts or MSDS repositories, or the software applications that our Hazweb.com web site will provide. While other Internet sites provide similar resources for free, our site offers them in combination with industry news and environmental management applications. Also, the Environmental Protection Agency itself offers an assortment of on-line access to regulations and form completion software, but the software is not integrated with the customer's environmental information database and the applications are maintained at the customer's site, away from access to the regulations. In addition, there are several sites that offer extensive MSDS repositories, however, our Hazweb.com MSDS repository is linked to our customer's chemical inventory, which facilitates access to MSDS data used for a customer's regulatory compliance calculations, emergency planning, hazardous materials shipping papers, and employee hazard communication.

Patent and Intellectual Property Rights

         We have filed a patent application on the integrated environmental management system, with the on-line community. We have also filed a trade name application for our "Hazweb" name.

Employees

         As December 31, 2000, we had 13 full-time employees and 1 part-time employee.

Government Regulations

         We offer software products and services through our Internet web site that assists customers to comply with a variety of federal and state environmental statutes and administrative regulations. Consequently, our business will be affected to a substantial degree by the existing and future government regulatory environment. While not anticipated, our business would be adversely affected to the extent regulatory requirements are reduced or eliminated, thereby reducing the demand for our products and services.

       We provide a searchable text database of published federal regulations and electronic links to the federal regulations and each of the state's environmental regulatory database, therefore, our customers have access to environmental statutes and regulations regarding environmental reporting and compliance requirements. We do not believe that products and services we offer are subject to governmental agency approval, however, we do have to comply with regulations regarding the submission of reports and data electronically to governmental agencies.

RISK FACTORS

         OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT:

         We are a development-stage company that, as of December 31, 2000, had revenues of $ 54,125;

         We were formed in 1996 and have been a development stage company that has had very little in revenues to date. Our revenue model is evolving and we have one customer to date. Additional potential customers have only been evaluating our products;

         We will encounter risks and difficulties frequently encountered by development-stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this section. We may not successfully address any of these risks. If we do not successfully address these risks, our business would be seriously harmed;

         WE ARE IN THE PROCESS OF DEVELOPING A SALES AND MARKETING FORCE, BUT IF WE ARE UNABLE TO EFFECTIVELY DEVELOP ADEQUATE SALES AND MARKETING CAPABILITIES, WE MAY BE UNSUCCESSFUL IN ADEQUATELY COMMERCIALIZING OUR PRODUCTS AND SERVICES;

         We are marketing and selling our products and services through a direct sales and marketing force and on-line marketing capabilities. However, we will have to develop a stronger and more experienced sales and marketing force with technical expertise and establish a supporting distribution capability. Fully developing a sales and marketing force is expensive and time-consuming and could delay additional sales of our products and services. If we are unable to establish our sales and marketing capability, we may fail to realize our full sales potential.

        WE ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

        We expect to incur significant losses for the foreseeable future. As of December 31, 2000, we generated revenues of $ 54,125 and have not been profitable. While we intend to continue making sales of our products and services, our revenues may not grow. We may never be profitable or, if we become profitable, we may be unable to sustain profitability.

         The anticipated losses may result from our plan to increase our operating expenses in order to:

         o Maintain our Hazweb.com web site and iComply products and developing additional iComply products;

         o        increase our sales and marketing operations;

         o        broaden our customer support and software capabilities; and

         o        pursue strategic marketing and distribution alliances.

       Continued losses may result in our inability to further develop and market our products, which is important to our plan to generate and grow our revenues.

       WE MAY HAVE DIFFICULTY OBTAINING FUTURE FUNDING SOURCES, IF NEEDED, AND WE MIGHT HAVE TO ACCEPT TERMS THAT WOULD ADVERSELY AFFECT SHAREHOLDERS.

       We will need to raise funds from additional financings. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. We may not be able to locate additional funding sources at all.

       If we cannot raise funds on acceptable terms, when needed, we may not be able to enhance our services to customers, launch new products, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

         WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PROVIDERS OF HAZARDOUS MATERIALS AND ENVIRONMENTAL MANAGEMENT PRODUCTS.

         We believe that the strongest potential competition does not come from traditional service groups but rather from the evolution of the Internet and the types of hazardous materials, hazardous wastes and environmental management service providers that evolution will create. As applications for hazardous materials and environmental management providers begin to proliferate and mature, we will compete with other technology companies and traditional service providers such as environmental consulting firms that seek to integrate on-line hazardous materials, hazardous waste and environmental management technologies with their traditional service mix.

       Competition for Internet products and services is intense. We expect that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new web sites at a relatively low cost. We expect that additional companies will establish competing environmental management systems.

         Hazardous materials and environmental management applications are in the early stages of development. As these applications evolve, however, we expect that other entrepreneurs and large, well known leaders of the hazardous materials and environmental compliance industries will create other niche environmental services that may compete with our services. These large industry leaders would have better name recognition in the markets that we target.

         Several environmental consulting firms have existing products and services that compete with one or more of our iComply products. In addition, several environmental consulting firms have established their own Internet web sites that may compete with our Hazweb.com (formerly called Vertica.com) web site. These firms have substantially greater financial and marketing resources than we have.

         OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

         The market price of Vertica Software common stock is likely to be highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Our shareholders may not be able to resell their shares of Vertica Software common stock following periods of volatility because of the market's adverse reaction to this volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the past 18 months and have reflected relative valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below those historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

Factors that could cause this volatility may include, among other things:

         actual or anticipated variations in quarterly operating results;

         announcements of technological innovations;

         new products or services;

         changes in financial estimates by securities analysts;

         conditions or trends in the hazardous materials and environmental management industries, including regulatory changes;

         conditions or trends in the Internet industry;

         changes in the market valuations of other Internet companies;

         announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, changes in capital commitments;

         additions or departures of key personnel; and

         sales of Vertica Software common stock.

         Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

ITEM 2.  DESCRIPTION OF PROPERTY

We own no real property. Our executive and administrative offices are located at 5801 Christie Avenue, Suite 390, Emeryville, California. The telephone number is
(510) 595-3333. The Company currently leases the approximately 4, 344 square feet of office space under a 60-month lease, which commenced on December 1, 1999. The current monthly rent for the office space is $ 10,694.57. At the time the Company entered into the lease with the landlord, Spieker Properties, it expected to add several software engineers to its then existing staff. Since that time, due to the recent downturn in the financial market, the Company implemented a hiring freeze and suspended new product development. As a result, the current office space is being re-evaluated and we are actively soliciting sub-lesees for a significant portion of the office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) An Annual Meeting of Shareholders was held on December 15, 2000 at our headquarters in Emeryville, California

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Act

         (c)      The following matters were voted upon at the Annual Meeting:

                  1. Election of three (3) directors to serve until the 2001 annual meeting and until their successors are elected - nominees were Hans Nehme, John C. Leutwyler and Nalini Rajender Frush. Initially William F. Mason was a nominee and Mr. Leutwyler was not standing for re-election, however, due to certain unforeseeen circumstances, Mr. Mason withdrew his name from the list of nominees and Mr. Leutwyler agreed to stand for re-election;

                  2. The election of Randolph E. Scott & Company as independent public accountants for the Vertica Software for the year 2000;

                  3. The approval and adoption of the Vertica Software, Inc. 2000 Equity Incentive Plan;

                  4. The approval and adoption of the amendment to the Company's Articles of Incorporation, pursuant to which the Company's name will be changed from "Vertica Software, Inc." to "Hazweb, Inc.";

         Items 1 - 3 were approved and adopted. Item 4 was not approved, therefore, the company's name remains Vertica Software, Inc.

         (d) No solicitation subject to Rule 14a-11 of Regulation A under the Act was terminated

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

         Our common stock is traded on the over-the-counter market and is quoted on the NASD OTC Bulletin Board under the symbol "VERI". The following table sets forth the closing high and low bid prices of our common stock in each quarter from the inception of trading through March 31, 2001. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.

                                                         Bid
                                                         ---
                         1998                     High         Low
                         ----                     ----         ---
                      4th Quarter                $1.00        $0.75

                         1999
                         ----

                      1st Quarter                $4.625       $0.7500

                      2nd Quarter                $0.875       $0.100

                      3rd Quarter                $0.875       $0.3125

                      4th Quarter                $1.875       $0.375

                         2000
                         ----

                      1st Quarter                $3.125       $1.03125
              (through February 22, 2000)

                        2nd Quarter              $3.50         $0.843

                      3rd Quarter                $1.625        $0.625

                      4th Quarter                $1.19         $0.32

                          2001
                          ----

                      1st Quarter                $0.343        $0.60

         The number of holders of record of our $0.0001 par value Common stock as of December 31, 2000 was approximately 600. We have never declared or paid any dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain statements contained in the following Plan of Operation, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect" and words of similar meaning, constitute forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Registration Statement on form 10-SB, with amendments, for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors set forth in other parts of this document.

         Vertica Software, Inc. is a development-stage company that is developing Internet-based software products, e-commerce marketplace, and online resources intended to serve industries that are impacted by government regulation of hazardous materials, hazardous wastes and other environmental laws and regulations. We are developing software products designed to assist companies with their environmental regulation compliance and related activities for common industrial applications.

On November 1, 2000, we released our Hazweb e-commerce marketplace platform for beta-testing. Hazweb Marketplace offers an industry-specific marketplace for the purchase, sale and exchange of hazardous materials-related goods and services. It includes a customizable directory of industry products and services, and features tools for online price management and customer notification. Marketplace includes customer-specific quotes and order processing services that are interfaced with the iComply Inventory and Transporter products, thereby providing an integrated e-commerce and hazardous materials management system.

Results of operations:

         The Company realized a net loss from operations of $ 1,653,972 for the year ended December 31, 2000, compared to a realized net loss from operations of $ 752,549 for the year ended December 31, 1999. The Company has realized, since January 1, 1996 (inception) to December 31, 2000, a cumulative net loss from operations of $ 2,860,746. The Company had $ 54,125 in sales from operations for the year ended December 31, 2000, and cumulatively for the period January 1, 1996 (Date of Inception) through December 31, 2000.

Plan of operation:

         Loss on operations for the Company for the years ended December 31, 2000 and 1999 increased 220% and 320%, respectively, from the prior years for the same periods. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales from company products.

Liquidity and Capital Resources:

          To date, our activities have been financed primarily through the sale of our common stock and promissory notes convertible into our common stock. We currently estimate that we will need approximately $ 2,000,000 in funds, and estimated revenues of $ 1,000,000 from the sale of our released products, in order to satisfy our estimated cash requirements over the next twelve months. We cannot assure you however, that we will be able to reach this revenue amount. Operating revenues are expected to be generated, but such revenues may not be substantial or in the amounts we expect. We anticipate that we will need these additional funds to implement our sales strategies, to complete the development of the remainder of our product lines and to establish strategic alliances with other companies. We intend to raise such funds primarily through the sale of our equity or debt securities. There can be no assurance that we will be able to obtain such additional financing due to the recent downturn in the financial market, or whether the terms of such financing will be favorable to us. Failure to obtain such financing or failure to generate sufficient operating revenues from the sale of our initial products would have a material adverse effect on our business, financial condition and results of operations.

         During the year ended December 31, 2000, we received funds totaling $ 826,000 in the form of convertible promissory notes, of which $ 150,000 was converted at an average price of $ .50 per common share. These notes bear interest at 10% and 12% and mature six months from the date of issuance. Conversion to common stock must occur before the maturity date. We also received funds totaling $ 447,500 in stock subscriptions of which, all but $ 25,000 were as of December 31, 2000.

         We currently have a hiring freeze in place, and we have suspended all new product development. In the event future equity capital cannot be raised in a timely manner to fund our products to completion, we would be forced to reduce the current staff level to four and pursue additional bridge financing to fund the Company until such time as permanent equity funding is obtained. In the meantime, we will be focusing our efforts on the marketing and sales of the Inventory, Communicator, Transporter and e-commerce Marketplace products and related services.

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

         During the next 12 months, provided we obtain the necessary funding, we plan to complete development of the remainder of our Internet-based products, and plan to release our remaining core products as follows:

         By April 2001:
         Hazweb Marketplace

         By Fall, 2001:
         iComply Processor

         By Fall, 2001:
         iComply Permitter

         By Fall, 2001:
         iComply HazOSHA

         While completing these products, we will also be developing strategic alliances within our industry through target marketing opportunities and advertising. Product development and web site maintenance expenses for the next twelve months are expected to be approximately $ 600,000.

Purchase of Significant Equipment:

         Depending on the number of new employees we hire over the next twelve months, we intend to purchase ten to twelve additional desktop computers, two servers, and related peripheral equipment. The total cost for the acquisition of this equipment is estimated at approximately $ 50,000. We entered into an office lease agreement in December 1999 for new office space totaling approximately 4,350 square feet. In connection with this lease, we acquired the predecessor tenant's workstation modules, telephone system and other related telephone and network equipment. The total purchase price for the furniture and equipment was $ 3,000. During the year ended December 31, 2000, the Company purchased various computer and phone system equipment for approximately $ 50,000. Office lease payments for the next twelve months will be approximately $ 121,000.

Significant Change in Number of Employees

         If we are successful in obtaining additional funding, we intend to hire, during the next twelve months, two to three software engineers, and approximately five additional sales, marketing and administrative employees. Total projected personnel costs for the next twelve months are estimated to be approximately $ 2,100,000, of which approximately $ 600,000 is included above under projected research and development costs.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company are filed under this Item, beginning on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have not been any changes in or disagreements with Accountants.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to the executive officers and directors as of December 31, 2000:

         NAME                                AGE        POSITIONS AND OFFICES HELD

         Hans  Nehme                         37         President, Chief Executive Officer,
                                                        Chief Financial Officer, Director
         Erick K. F. Ahrens                  51         Vice President, Research and
                                                        Development
         John C. Leutwyler                   67         Director
         Nalini Rajender Frush               49         General Counsel, Vice President,
                                                        Secretary and Director

         The following sets forth biographical information as to the business experience of each of our executive officers and directors:

         Hans Nehme has served as our President, Chief Executive Officer, Chief Financial Officer, and a director since December 1998, when we merged into our predecessor corporation, Vertica California. Mr. Nehme served in similar capacities with Vertica California from December 1995 to December 1998. From December 1994 to December 1995, Mr. Nehme served as the President of InterLink Trade Management, a consulting and export firm specializing in computer hardware and peripherals, and from July 1995 to December 1995 he was Chairman of Knowledge Direct, Inc., a company that produced training software products.

         Erick K. F. Ahrens has served as our Vice President, Research and Development, since December 1998. From August 1996 until December 1998, Mr. Ahrens was Research and Development Manager of QRS, Inc., an electronic data interchange company. Mr. Ahrens served as Vice President, Research and Development, of Vertica California from December 1995 until August 1996.

         Nalini Rajender Frush has served as our General Counsel and Vice President of Regulatory Compliance since August 2000. She was elected to the Board of Directors on December 15, 2000 and also serves as Secretary. Prior to joining Vertica Software, Inc., Ms. Frush was President of Compliance & Closure, Inc., an environmental consulting firm that specializes in regulatory compliance and environmental site investigations, from 1992 until August 2000.

         John C. Leutwyler has served as a Director since November 1999. From December 1994 until his retirement in April 1996, Mr. Leutwyler served as Vice President and General Manager of Tanker Operations (Vessel and Commercial) for Chevron Shipping Company, Chevron Corporation's marine transportation subsidiary. He is currently the President of Canyon Consulting Company, which is involved in worldwide marine and marine finance consulting.

         Ms. Susan N. Hastings, who served as a Director since December 1998, chose to not stand for re-election at the Annual Meeting.

Number of Directors and Directors' Terms of Office

         We currently have three directors. There are no committees of the Board. All directors hold office until the next annual meeting of shareholders. No family relationships exist among our officers and directors.

         We believe the directors, executive officers and ten percent shareholders made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by Vertica Software to its officers and directors for services rendered to the company during the fiscal year ended December 31, 2000:

                                          SUMMARY COMPENSATION TABLE

(A)                    (B)        (C)        (D)        (E)                    (F)
NAME AND              YEAR       SALARY      BONUS      OTHER ANNUAL           LONG-TERM
PRINCIPAL POSITION    ----       ------      -----      COMPENSATION           COMPENSATION
------------------                                      ------------           -----------

Hans Nehme, Chief     2000       $105,053    -0-        -0-                    -0-
Executive Oficer,     1999       $112,800    -0-        -0-                    -0-
President, Director

Erick Ahrens, Vice    2000       $87,680     -0-        -0-                    -0-
President


Nalini Rajender       2000       $45,432     -0-        -0-                    -0-
Frush, General
Counsel, Vice
President, Director

John C. Leutwyler     2000       -0-         -0-        -0-                    -0-
Director

DIRECTOR COMPENSATION

         Our directors do not receive any cash compensation for their services as directors. It is anticipated that each non-employee director will be eligible to participate in our stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information with respect to beneficial ownership of our common stock by:

         o each person who beneficially owns more than 5% of each class of stock;

         o        each of our executive officers;

         o        each of our directors;

         o        and all executive officers and directors as a group.

         The address of each stockholder listed in the table is c/o Vertica Software, Inc., 5801 Christie Avenue, Suite 390, Emeryville, California 94608. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The applicable percentage of ownership for each stockholder is based on 13,249,941 shares of common stock outstanding on December 31, 2000.

         No options to purchase shares of our common stock or other securities and no stock appreciation rights were granted to Mr. Nehme as of December 31, 2000. We maintain a group term life insurance policy for the benefit of our employees. Such policy insures the life of each employee, including Mr. Nehme, in the amount of $50,000, the beneficiaries of which are designated by the employee.

TITLE OF CLASS             NAME OF BENEFICIAL           AMOUNT AND NATURE OF             PERCENT OF
                           OWNER                        BENEFICIAL OWNERSHIP             CLASS

Common Stock               Hans Nehme                   10,271,000(1)                     77.5%
Common Stock               Erick F. Ahrens              1,990                             *
Common Stock               John C. Leutwyler            -0-                               -0-
Common Stock               Susan N. Hastings            10,271,000(1)                     77.5%
Common Stock               Nalini Rajender Frush        -0-                               -0-

Common Stock               All officers and directors   10,272,990(1)                     77.5%
                           as a group (5)

---------------------------------
* Represents less than 1%

(1) Includes 9,680,000 shares owned of record by Mr. Nehme and 591,000 shares owned of record by Ms. Hastings. Mr. Nehme and Ms. Hastings are husband and wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS .

         On September 29, 1998, we entered into a Stock Purchase and Exchange Agreement ("Purchase Agreement") with Vertica Software, Inc., a California corporation ("Vertica California"), Hans Nehme and Scott M. Thornock and C. Edward Venerable who at that time owned approximately 80% of our outstanding common stock in the aggregate. Vertica California was in the business of developing Internet and intranet software products serving the hazardous materials industry. Pursuant to the Purchase Agreement, we issued to Mr. Nehme an aggregate of 9,200,000 shares of our common stock in exchange for 4,930,000 shares of the common stock of Vertica California owned by Mr. Nehme. In addition, Mr. Nehme purchased from the two shareholders 480,000 shares of our common stock for a price of $25,000. As a result of this transaction, Mr. Nehme acquired a controlling interest in us and Vertica California became our wholly-owned subsidiary.

         On December 31, 1998, Vertica California merged with and into us. We were the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. As a result of the above describe acquisition and the merger, we acquired and have continued the business originally commenced and operated by Vertica California.

         In connection with the merger effective as of December 31, 1998, we advanced $25,000 to Mr. Nehme on an interest free basis for payment to the shareholders of Perfection Development Corporation. Mr. Nehme repaid this advance to us on January 15, 2000.

DESCRIPTION OF SECURITIES.

         Our articles of incorporation authorize the issuance of up to 30,000,000 shares of common stock, par value $0.0001 per share, and 3,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 1999, 12,077,941 shares of common stock were outstanding, and no shares of preferred stock were outstanding.

         Each holder of common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders. Our Colorado articles of incorporation provide that shareholders shall not have cumulative voting rights in the election of directors. Nevertheless, we may be a "quasi-California corporation" within the meaning of Chapter 21 of the California Corporations Code. This would be the case if the average of our "property factor", "payroll factor" and "sales factor" (as defined in the California Revenue and Taxation
Code) is more than fifty percent (50%), and more than one-half of our outstanding voting securities are held of record by persons having addresses in California. If a corporation is a quasi-California corporation, California law provides that certain portions of the California Corporations Code, including those pertaining to cumulative voting for directors, shall govern it, to the exclusion of the law of the true jurisdiction of incorporation. Under Section 708 of the California Corporations Code, if any shareholder gives notice at a meeting, prior to voting for directors, of his intention to cumulate his votes, all shareholders may cumulate their votes in the election for directors; i.e., give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which the shareholder's shares are normally entitled, or distribute the shareholder's votes on the same principle among as many candidates as the shareholder thinks fit. The candidates receiving the highest number of affirmative votes, up to the number of directors to be elected, are elected to the Board of Directors.

         Subject to preferences to which holders of any future series of preferred stock may be entitled, holders of common stock will be entitled to receive ratably any dividends that may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of our liquidation, dissolution or winding up, holders of common stock will be entitled to share in our assets remaining after the payment of liabilities and the satisfaction of any liquidation preference granted to the holders of any outstanding shares of preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking fund provisions applicable to our common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares of any series of preferred stock that we may designate in the future.

         We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon our financial condition operating results, capital requirements and other factors the Board of Directors deems relevant.

         The Board of Directors presently has the authority by resolution to issue up to 3,000,000 shares of preferred stock, par value $0.001 per share, and without further action by the stockholders, to divide any and all shares of the preferred stock into series and to fix and determine the relative rights and preferences of the preferred stock, such as the designation of series and the number of shares constituting such series, dividend rights, redemption and sinking fund provisions, liquidation and dissolution preferences, conversion or exchange rights and voting rights, if any. With respect to voting rights, if the preferred stock were permitted to vote in the election of directors or on other matters, each such share would be entitled to one vote, and such shares may vote with the shares of common stock or may vote as a separate class. Issuances of preferred stock by the Board of Directors could result in such shares having dividend and/or liquidation preferences senior to the rights of the holders of common stock and could dilute the voting rights of the holders of common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following Exhibits are incorporated herein by reference from the Registrant's Form 10-SB Registration Statement filed with the Securities and Exchange Commission, SEC File # 000-28813 on January 7, 2000, and all amendments thereto. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.            Exhibit Description

3.1      Articles of Incorporation*

3.2      Articles of Amendment to the Articles of Incorporation*

3.3      Bylaws*

10.1 Convertible Promissory Note of Vertica California dated April 10, 1997 in the principal amount of $ 50,000*

10.2 Convertible Promissory Note of Vertica California dated April 11, 1997 in the principal amount of $ 50,000*

10.3 Note Purchase Agreement dated April 9, 1997 between Vertica California and Arthur A. Gingell*

10.4 Stock Purchase and Exchange Agreement dated September 29, 1998 by and among the Registrant, Scott M. Thornock, Edward C. Venerable, Vertica California and Hans Nehme*

10.5 Custom Content Agreement dated January 19, 2000 between the Registrant and ScreamingMedia.com, Inc.*

10.6 License Agreement dated as of December 1, 1999 between Registrant and Stockpoint, Inc.*

10.7 Lease Agreement dated as of December 1, 1999 between Registrant and Spieker Properties, L.P.*

10.8 Letter of Agreement dated January 7, 2000 between Registrant and Pfeiffer Public Relations, Inc.*

10.9 Memo of Understanding dated November 24, 1999 between the Registrant and Capital Investment Advisory Partners**

10.10    Form of Convertible Promissory Note**

* Filed with Amendment No.1 to the Form 10-SB of the Registrant on February 28, 2000.

** Filed with Amendment No. 2 to the Form 10-SB of the Registrant on March 9, 2000.

            The following exhibits are filed herewith and are incorporated herein:

10.11 General Services Agreement dated October 1, 2000 between W. F. Mason & Associates and Vertica Software

10.12    2000 Equity Incentive Plan

(b)      Reports on Form 8-K

         The company did not file any reports on Form 8-K for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Vertica Software, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VERTICA SOFTWARE, INC.


Dated:  April 16, 2000                     By: /s/ Hans Nehme
                                               ------------------------
                                               Hans Nehme, President and Chief
                                               Executive Officer



In accordance with requirements of the Securities Exchange Act, this Annual Report has been signed by the following persons in the capacities and on the date indicated.


SIGNATURES                                 TITLE
----------                                 -----

/s/ Hans Nehme                             Chairman of the Board of Directors,
--------------------------------           President and Chief Executive Officer
Hans Nehme


/s/ Nalini Rajender Frush                  General Counsel, Vice President and
--------------------------------           Director
Nalini Rajender Frush


/s/ John C. Leutwyler                      Director
--------------------------------
John C. Leutwyler


DATE: April 16, 2001
----