Form 10QSB
period 2001-03-31
VERTICA SOFTWARE INC/CA
filed 2001-05-15
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from                to
                                          ---------------  ------------------
                         Commission file number 0-28813

                             VERTICA SOFTWARE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                  COLORADO                                   93-1192725
--------------------------------------------   ---------------------------------
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)


          5801 Christie Avenue, Suite 390, Emeryville, California 94608
          -------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (510) 595-3333
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
                                                   --      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: 13,575,639 shares of common Stock outstanding on March 31, 2001.

--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format  (Check One):  Yes [  ] No [ X]
                                                                  --      --

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                TABLE OF CONTENTS
                                -----------------



FINANCIAL STATEMENTS

     Balance Sheets..........................................................F-1

     Statements of Operations................................................F-2

     Statement of Changes in Stockholders' Equity............................F-3

     Statements of Cash Flows................................................F-7


NOTES TO FINANCIAL STATEMENTS................................................F-8

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                 BALANCE SHEETS
                                 --------------


                                                                       March 31,            March 31,
                                                                         2001                 2000
                                     ASSETS                          (Unaudited)           (Unaudited)
                                     ------                          -----------           ----------

CURRENT ASSETS
  Cash and Cash Equivalents (Note 3)                                 $    17,855            $  96,306
  Prepaid Expenses                                                           660                2,724
                                                                     -----------            ---------
    TOTAL CURRENT ASSETS                                                  18,515               99,030

EQUIPMENT, less accumulated depreciation of $ 64,386,
       and $ 29,109, respectively (Notes 3 and 5)                         35,866               71,143

DEPOSITS                                                                  10,000               10,000


                                                                     -----------           ----------
     TOTAL ASSETS                                                    $    64,381           $  180,173
                                                                     ===========           ==========

                                 LIABILITIES AND
                                 ---------------
                              STOCKHOLDERS' EQUITY
                              --------------------

CURRENT LIABILITIES
  Current Portion of Capital Lease Obligations (Note 8)              $     2,557           $    6,423
  Notes Payable (Note 6)                                                  91,300                   --
  Accounts Payable and Other Accrued Expenses                            300,266              163,045
  Payroll Taxes Payable                                                    1,562                   --
                                                                     -----------           ----------

     TOTAL CURRENT LIABILITIES                                           395,685              169,468

CAPITAL LEASE OBLIGATIONS (Note 8)                                            --                1,885

CONVERTIBLE PROMISSORY NOTES (Note 9)                                  1,037,000              550,000

                                                                     -----------           ----------
     TOTAL LIABILITIES                                                 1,432,685              721,353
                                                                     -----------           ----------

COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 12)
  Preferred Stock, $ .001 par value, 3,000,000 shares authorized,
    -0- shares issued and outstanding                                         --                  --
  Common Stock, $ .0001 par value, 30,000,000 shares authorized;
   13,575,639 shares issued and outstanding at March 31, 2001, and 12,077,941 shares issued and outstanding at
   March 31, 2000, respectively                                            1,358                1,207
  Paid in Capital                                                      1,877,117            1,030,459
  Deficit accumulated during development stage                        (3,246,779)          (1,572,846)
                                                                     -----------          -----------

     TOTAL STOCKHOLDERS' EQUITY                                       (1,368,304)            (541,180)
                                                                     -----------          -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    64,381          $   180,173
                                                                     ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                                                          VERTICA SOFTWARE, INC
                                                          ---------------------
                                             (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                             ---------------------------------------------
                                                      (A DEVELOPMENT STAGE COMPANY)
                                                      -----------------------------
                                                        STATEMENTS OF OPERATIONS
                                                        ------------------------

                                                                                                               Cumulative
                                                                                                                  From
                                                                                                                January 1,
                                                                                                                 1996
                                                                                                                (Date of
                                                                           Three Months Ended                  Inception)
                                                                               March 31,                           to
                                                                   ----------------------------------            March 31,
                                                                      2001                   2000                  2001
                                                                   (Unaudited)            (Unaudited)         (Unaudited)
                                                                    ------------          -----------          ----------
Total Revenue                                                       $         --         $         --         $    54,125

Operating expenses:
     Product development                                                 154,270              132,392           1,130,078
     General and administrative                                          223,013              221,890           2,026,200
                                                                    ------------          -----------         -----------
          Total operating expenses                                       377,283              354,282           3,156,278
                                                                    ------------          -----------         -----------

Loss from operations                                                    (377,283)            (354,282)         (3,102,153)

     Interest income                                                          --                   28               2,570
     Interest expense                                                     (8,200)             (13,615)           (147,390)
     Other income                                                            250                2,597               5,195
     Bad debt expense                                                         --                   --                (201)
                                                                    ------------         ------------         ------------

Loss before income taxes                                                (385,233)            (365,272)         (3,241,979)

Provision for income taxes (Note 10)                                        (800)                (800)             (4,800)
                                                                    ------------         ------------         -----------

Net loss                                                            $   (386,033)        $   (366,072)        $(3,246,779)
                                                                    ============         ============         ===========

Net loss applicable to common stockholders                          $   (386,033)        $   (366,072)        $(3,246,779)
                                                                    ============         ============         ===========

Net loss per share--basic                                           $    (0.0287)        $    (0.0303)        $   (0.2414)
                                                                    ============         ============         ===========


Weighted average shares used in per share
 calculation--basic                                                   13,449,560           12,077,941          13,449,560
                                                                    ============         ============         ===========


   The accompanying notes are an integral part of these financial statements.

                                                         VERTICA SOFTWARE, INC.
                                                         ----------------------
                                              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                              ---------------------------------------------
                                                      (A DEVELOPMENT STAGE COMPANY)
                                                      -----------------------------
                                              Statement of Changes in Stockholders' Equity
                                              --------------------------------------------

                                           From January 1, 1996 (Inception) to March 31, 2001
                                           --------------------------------------------------


                                                                                                           Deficit
                                                                                                         Accumulated
                                           Preferred Stock      Common Stock                               During
                                           --------------     -----------------  Advance to   Paid-in    Development
                                           Shares  Amount     Shares     Amount  Stockholder  Capital       Stage          Total
                                           ------  ------     ------     ------  -----------  -------       -----          -----
BALANCE, DECEMBER 31, 1995                    --   $    --          --  $   --  $       --   $      --   $       --   $       --

January 1, 1996 (inception), shares
  issued at incorporation (Note 4)            --        --   9,200,000     920          --         (70)          --          850

Net loss for the year ended
  December 31, 1996                           --        --          --      --          --          --      (42,285)     (42,285)
                                           -----   -------  ----------  ------  ----------   ---------   ----------   ----------

BALANCE DECEMBER 31, 1996 (Audited)           --   $    --   9,200,000  $  920  $       --   $     (70)  $  (42,285)  $  (41,435)
                                           -----   -------  ----------  ------  ----------   ---------   ----------   ----------


Net loss for the year ended
  December 31, 1997                           --        --          --      --          --                 (176,605)    (176,605)

                                           -----   -------  ----------  ------  ----------   ---------   ----------   ----------

BALANCE DECEMBER 31, 1997 (Audited)           --   $    --   9,200,000  $  920  $       --   $     (70)  $ (218,890)  $ (218,040)
                                           -----   -------  ----------  ------  ----------   ---------   ----------   ----------


December 31, 1998, Issuance of common stock
  pursuant to a reverse merger acquisition    --        --   1,300,000     130          --        (130)          --           --

December 31, 1998, sale of common stock
  pursuant to a confidential subscription
  agreement (Note 7)                          --        --      50,000       5          --      49,995           --       50,000

December 31, 1998, sale of common stock
  pursuant to a confidential subscription
  agreement (Note 7)                          --        --      50,000       5          --      49,995           --       50,000

  Advance to Stockholder (Note 5)             --        --          --      --     (25,000)         --           --      (25,000)

Net loss for the year ended
  December 31, 1998                           --        --          --      --          --          --     (235,335)    (235,335)
                                           -----   -------  ----------  ------  ----------   ---------   ----------   ----------
BALANCE DECEMBER 31, 1998 (Audited)           --   $    --  10,600,000  $1,060  $  (25,000)  $  99,790   $ (454,225)  $ (378,375)
                                           -----   -------  ----------  ------  ----------   ---------   ----------   ----------

February 11, 1999, sale of common stock
  pursuant to a confidential subscription
  agreement (Note 7)                          --        --      40,000       4          --      39,996           --       40,000



   The accompanying notes are an integral part of these financial statements.

                                                                        VERTICA SOFTWARE, INC.
                                                                        ----------------------
                                                            (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                                            ---------------------------------------------
                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                    -----------------------------
                                                             Statement of Changes in Stockholders' Equity
                                                             --------------------------------------------

                                                          From January 1, 1996 (Inception) to March 31, 2001
                                                          --------------------------------------------------

                                                                                                           Deficit
                                                                                                         Accumulated
                                           Preferred Stock       Common Stock                               During
                                           --------------     -----------------  Advance to   Paid-in    Development
                                           Shares  Amount     Shares     Amount  Stockholder  Capital       Stage         Total
                                           ------  ------     ------     ------  -----------  -------       -----         -----
February 11, 1999, sale of common stock
 in Private Placement Transactions, net of
 Offering costs of $ 1,876 (Note 7)           --        --     584,500      58          --     584,442           --     584,500

February 11, 1999, conversion of convertible
 promissory note to common stock (Note 7)     --        --      41,433       5          --      42,653           --      42,658

February 24, 1999, sale of common stock
 in Private Placement Transactions, net of
 Offering costs of $ 75 (Note 7)              --        --      62,000       6          --      61,994           --      62,000

February 24, 1999, conversion of convertible
 promissory notes to common stock (Note 7)    --        --      32,885       3          --      34,693           --      34,696

March 2, 1999, sale of common stock
 in Private Placement Transactions, net of
 Offering costs of $ 15 (Note 7)              --        --      15,000       1          --      14,999           --      15,000

March 25, 1999, conversion of convertible
 promissory note to common stock (Note 7)     --        --      80,802       8          --      55,045           --      55,053

March 26, 1999, conversion of convertible
 promissory notes to common stock (Note 7)    --        --     571,321      57          --      86,852           --      86,909

September 23, 1999, issuance of common
 stock for services (Note 7)                  --        --      40,000       4          --          (4)          --          --

October 29, 1999, conversion of convertible
 promissory note to common stock  (Note 7)    --        --      10,000       1          --       9,999           --      10,000


Net loss for the year ended December 31, 1999 --        --          --      --          --          --     (752,549)   (752,549)

                                           -----   -------  ----------  ------  ----------  ----------  -----------  ----------
BALANCE, DECEMBER 31, 1999 (Audited)          --   $    --  12,077,941  $1,207     (25,000) $1,030,459  $(1,206,774) $ (200,108)
                                           -----   -------  ----------  ------  ----------  ----------  -----------  ----------

   The accompanying notes are an integral part of these financial statements.


                                                   VERTICA SOFTWARE, INC.
                                                   ----------------------
                                       (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                       ---------------------------------------------
                                               (A DEVELOPMENT STAGE COMPANY)
                                               -----------------------------
                                        Statement of Changes in Stockholders' Equity
                                        --------------------------------------------

                                     From January 1, 1996 (Inception) to March 31, 2001
                                     --------------------------------------------------
                                                                                                          Deficit
                                                                                                        Accumulated
                                           Preferred Stock      Common Stock                              During
                                           --------------     -----------------  Advance to   Paid-in   Development
                                           Shares  Amount     Shares     Amount  Stockholder  Capital      Stage         Total
                                           ------  ------     ------     ------  -----------  -------      -----         -----

Repayment of Stockholder's Advance            --        --          --      --      25,000          --          --       25,000

August 11, 2000, sale of common stock
 pursuant to a confidential subscription
 agreement (Note 7)                           --        --     400,000      40          --     199,960          --      200,000

August 18, 2000, sale of common stock
 pursuant to a confidential subscription
 agreement (Note 7)                           --        --      35,000       3          --      17,497          --       17,500

August 30, 2000, sale of common stock
 pursuant to a confidential subscription
 agreement (Note 7)                           --        --     160,000      16          --      79,984          --       80,000

September 20, 2000, sale of common stock
 pursuant to a confidential subscription
 agreement (Note 7)                           --        --     120,000      12          --      59,988          --       60,000

September 27, 2000, conversion of convertible
 promissory notes to common stock (Note 7)    --        --     327,000      33          --     163,467          --      163,500

October 3, 2000, sale of common stock
 pursuant to a confidential subscription
 agreement (Note 7)                           --        --     130,000      13          --      64,987          --       65,000

Net loss for the year ended December 31, 2000
 (Audited)                                    --        --          --      --          --          --  (1,653,972)  (1,653,972)
                                           -----   -------  ----------  ------  ----------  ---------- -----------  -----------
BALANCE, DECEMBER 31, 2000 (Audited)          --   $    --  13,249,941  $1,324          --  $1,616,342 $(2,860,746) $(1,243,080)
                                           -----   -------  ----------  ------  ----------  ---------- -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                                                        VERTICA SOFTWARE, INC.
                                                        ----------------------
                                            (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                            ---------------------------------------------
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                    -----------------------------
                                             Statement of Changes in Stockholders' Equity
                                             --------------------------------------------

                                          From January 1, 1996 (Inception) to March 31, 2001
                                          --------------------------------------------------
                                                                                                          Deficit
                                                                                                        Accumulated
                                           Preferred Stock      Common Stock                              During
                                           --------------     -----------------  Advance to   Paid-in   Development
                                           Shares  Amount     Shares     Amount  Stockholder  Capital      Stage          Total
                                           ------  ------     ------     ------  -----------  -------      -----          -----
January 12, 2001, sale of common stock
 pursuant to a confidential subscription
 agreement (Note 7)                           --        --      50,000       5          --      24,995          --       25,000

January 12, 2001, conversion of convertible
 promissory notes to common stock (Note 7)    --        --     101,823      11          --     162,906          --      162,917

January 22, 2001, issuance of common stock
 through he Company's Employee Equity
 Incentive Plan (Note 9)                      --        --      73,875       8          --      41,584          --       41,592

March 20, 2001, issuance of common stock
 for consulting services (Note 7)             --        --     100,000      10          --      31,290          --       31,300

Net loss for the three months ended
 March 31, 2001 (Unaudited)                   --        --          --      --          --          --    (386,033)    (386,033)
                                           -----   -------  ----------  ------  ----------   ---------  ----------   ----------

BALANCE, MARCH 31, 2001 (Unaudited)           --   $    --  13,575,639  $1,358  $       --  $1,877,117 $(3,246,779) $(1,368,304)
                                           =====   =======  ==========  ======  ==========  ========== ===========  ===========

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


                                                            VERTICA SOFTWARE, INC.
                                                            ----------------------
                                                (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                                ---------------------------------------------
                                                         (A DEVELOPMENT STAGE COMPANY)
                                                         -----------------------------
                                                            STATEMENTS OF CASH FLOWS
                                                            ------------------------


                                                                                                             Cumulative
                                                                                                                From
                                                                                                              January 1,
                                                                                                                 1996
                                                                                                               (Date of
                                                                               Three Months Ended            Inception)
                                                                                    March 31,                     to
                                                                         -----------------------------         March 31,
                                                                              2001             2000             2001
                                                                          (Unaudited)      (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                      -----------      -----------        -----------
 Net Loss                                                                 $ (386,033)       $ (366,072)       $(3,246,779)

  Transactions not requiring cash:
   Depreciation                                                                7,256             5,772             64,386
  Changes in operating assets and liabilities:
   (Increase) decrease in advance to stockholder                                  --            25,000                 --
   (Increase) decrease in prepaid expenses                                       283                --               (660)
   (Increase) decrease in deposits                                                --                --            (10,000)
   Increase (decrease) in bank overdraft                                     (20,185)               --                 --
   Increase (decrease) in accounts payable and other accrued expenses         (4,586)           96,681            300,266
   Increase (decrease) in payroll taxes payable                                   --                --              1,562
                                                                          ----------        ----------        -----------
     NET CASH (USED IN) OPERATING ACTIVITIES                                (403,265)         (238,619)        (2,891,225)
                                                                          ----------        ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase/acquisition of equipment                                               --           (49,627)          (100,252)
                                                                          ----------        ----------        -----------
     NET CASH (USED IN) INVESTING ACTIVITIES                                      --           (49,627)          (100,252)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings/assumption on line of credit                                     --                --             26,300
  Net payments on line of credit                                                  --                --            (26,300)
  Proceeds/assumption of unsecured notes                                      26,700                --            112,700
  Net payments on unsecured notes                                               (700)               --            (21,400)
  Proceeds, assumption on convertible debt                                   311,000           350,000          1,490,061
  Reduction of convertible promissory notes                                 (150,000)               --           (453,061)
  Conversion of convertible promissory notes into common
   stock (includes $ 12,917 of accrued interest)                             162,917                --            705,733
  Proceeds from stock subscriptions                                               --                --            597,500
  Redemption of stock subscriptions                                          (25,000)               --           (597,500)
  Issuance of common stock                                                    97,892                --          1,172,742
  Assumption of capital lease obligation                                          --                --             26,361
  Net payments on capital lease obligation                                    (1,689)           (1,938)           (23,804)
                                                                          ----------        ----------        -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                               421,120           348,062          3,009,332
                                                                          ----------        ----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     17,855            59,816             17,855

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    --            36,490                 --
                                                                          ----------        ----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   17,855        $   96,306        $    17,855
                                                                          ==========        ==========        ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
  Cash paid during the period for:
    Interest                                                              $      137        $       --        $    18,961
    Taxes                                                                 $       --        $       --        $     2,400

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Common stock issued for consulting services                             $   31,300        $       --        $    71,300

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



                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------


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

The Company, as discussed in Notes 2, 3, and 4 below, have incurred operating losses since inception, totaling $3,246,779 through March 31, 2001.

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

Products
--------

The Company's current product development includes an environmental management computer software system called ICOMPLY and an Internet web site called HAZWEB.COM. ICOMPLY is planned to be a set of computer software modules designed to automate environmental regulation compliance and related activities for common industrial applications. The related activities will include chemical inventory listings and tracking, transportation manifests, emergency response, permit applications, waste streams, and occupational training. HAZWEB.com is an on-line web site that intended to serve the hazardous materials community and environmental concerns of industry. The Company intends to allow ICOMPLY to link to HAZWEB.COM for additional content information, on-line regulations compliance and on-demand training and services.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued
--------------------------------------------------------

Liquidity
---------

The Company has recurring operating losses since inception that have continued subsequent to March 31, 2001. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

In January 2001 the Company received an additional $ 26,700 in bridge financing. In February 2001, the Company received an additional $ 200,000 in bridge financing.
In March 2001, the Company received an additional $ 111,000 in bridge financing.

The Company understands that the proceeds from this and similar transactions will not provide adequate funding to sustain the Company's operations. Permanent equity funding must be raised. There is no assurance that the funding will be raised, or that it will be sufficient to sustain operations until the Company begins generating positive cash flows.

The Company's plan to continue the development of its core products and commence sales operations through the year ending December 31, 2001 is solely dependent on additional funding through the sale of equitable securities or convertible promissory notes.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

As further discussed in Note 4, the acquisition of Vertica California was accounted for as a "reverse merger acquisition" whereby, for accounting purposes, Perfection Development Corporation acquired the Company under the purchase method of accounting and, due to the lack of significant prior operations of Perfection Development Corporation, was substantially recorded as a "recapitalization". Accordingly, the historical financial statements have been restated after giving effect to the December 31, 1998 acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 1, 1996 of the reverse merger acquisition completed on December 31, 1998 and represent the operations of Vertica California. Consistent with reverse acquisition accounting: (i) all of Vertica California's assets, liabilities and accumulated deficit are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on December 31, 1998.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)

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

Product Development
-------------------

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the three months ended March 31, 2001, and 2000.

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
---------------------------------------------------------------

Net Loss Per Share
------------------

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the three months ended March 31, 2001, and 2000 the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------

Cash, advances, prepaid expenses, notes payable, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long term debt obligations approximate fair value at the balance sheet date.

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of July 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Management believes adoption of these new accounting standards will not have a material impact on the financial position of the Company.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. The Company does not believe that adoption of FIN 44 will have a material impact on its financial statements.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)


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


NOTE 5 - EQUIPMENT
------------------

Equipment consisted of the following:

At March 31:                                2001              2000
                                            ----              ----

Computer and peripheral equipment       $     100,252   $      100,252

Less accumulated depreciation                  64,386           29,109
                                        -------------    -------------
                                        $      35,866    $      71,143
                                        =============    =============


Total depreciation expense for the years ended March 31, 2001, and 2000 respectively was $7,256 and $5,772.


NOTE 6 - NOTES PAYABLE
----------------------

Notes payable consisted of the following:

At March 31:                                           2001              2000
                                                       ----              ----

Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                             $  49,800       $        0

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)


NOTE 6 - NOTES PAYABLE - (Continued)
------------------------------------

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                     15,500              0

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                     12,000              0

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                     14,000              0
                                                    -------------    -----------


                                                    $      91,300    $         0
                                                    =============    ===========



NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK
------------------------------------------

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)



NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK - (Continued)
---------------------------------------------------------

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

During the year ended December 31, 2000, the Company converted convertible promissory notes totaling $ 163,500 (including accrued interest of $ 13,500) for 327,000 shares of its $ .0001 par value common stock at an average price of $ .50 per share.

During the year ended December 31, 2000, the Company issued 715,000 shares of its $ .0001 common stock at an average price of $ .50 per share.

During the year ended December 31, 2001, the Company issued 130,000 shares of its $ .0001 common stock at an average price of $ .50 per share.

During the three months ended March 31, 2001, the Company issued 325,698 shares of its $ .0001 common stock at an average price of $ .80 per share.

NOTE 8 - CAPITAL LEASE OBLIGATIONS
----------------------------------

Capital lease obligations consisted of the following :

At March 31:                                             2001              2000
                                                         ----              ----

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 360                      $ 1,523       $ 4,948

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 250                        1,034         3,360
                                                           -------       -------

                                                             2,557         8,308

Less current portion                                         2,557         6,423
                                                           -------         -----

                                                           $     0       $ 1,885
                                                           =======       =======

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)


NOTE 9 - CONVERTIBLE PROMISSORY NOTES
-------------------------------------

Convertible promissory notes consisted
of the following:

At March 31:                                              2001              2000
                                                          ----              ----

Convertible promissory note, unsecured
with interest at 10%. The agreement stipulates
the conversion rate of $ 1.60 per share of
common stock. The principal note balance
along with all accrued interest is payable
upon demand                                                  0            50,000

Convertible promissory note, unsecured
with interest at 10%. The agreement stipulates
the conversion rate of $ 1.60 per share of
common stock. The principal note balance
along with all accrued interest is payable
upon demand                                                  0            50,000

Convertible promissory note, unsecured
with interest at 10%. The agreement stipulates
the conversion rate of $ 1.60 per share of
common stock. The principal note balance
along with all accrued interest is payable
upon demand                                                  0            50,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                   50,000            50,000

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)


NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)
---------------------------------------------------


Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                  100,000           100,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                   50,000            50,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the date
of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                  100,000           100,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                   50,000                 0

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)
---------------------------------------------------

Convertible promissory note, unsecured
with interest at 12%. A separate agreement
stipulates the conversion rate of $ 1.50
per share of common stock. The principal
note balance along with all accrued interest
is payable on demand                                         0            50,000

Convertible promissory note, unsecured
with interest at 12%. A separate agreement
stipulates the conversion rate of $ 1.50
per share of common stock. The principal
note balance along with all accrued interest
is payable on demand                                         0            50,000


Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                   50,000                 0

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                  100,000                 0

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                  100,000                 0

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)


NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)
---------------------------------------------------

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 75%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest matures on March 16, 2001              61,000                 0


Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 75%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest matures on April 2, 2001               65,000                 0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest matures on
September 26, 2001                                     111,000                 0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest matures on
August 28, 2001                                       200,000                 0
                                                    ----------        ----------

                                                    $1,037,000        $  550,000
                                                    ==========        ==========

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)

NOTE 10 - INCOME TAXES
----------------------

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:


At December 31:                                         2001              2000
                                                        ----              ----

        U.S. federal statutory graduated rate         34.00%            39.00%
        State income tax rates net of federal
        benefits:
             Colorado                                  3.16%             4.00%
             California                                6.10%             7.00%
        Net operating loss for which no tax
             benefit is currently available          (43.26%)          (50.00%)
                                                     --------           ------
                                                         0%                0%
                                                     ========           ======


The Company conducts its operations in California, which has an annual minimum tax of $800.


At December 31, 2000, 1999, 1998, 1997 and 1996, deferred taxes consisted of a net tax asset due to operating loss carry forwards of $ 1,653,972, $752,549, $235,335, $176,605, and $42,285, respectively, which was fully allowed for, in the valuation allowance of $ 1,653,972, $752,549, $235,335, $176,605, and
$42,285, respectively. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in valuation allowance for the years ended March 31, 2001, 1999, 1998, 1997, and 1996 were $503,164, $228,937, $28,679, $57,963, and $10,201, respectively. Net operating loss carry forwards will expire in 2011, 2012, 2013, 2014, 2015.


NOTE 11 - COMMITMENTS
---------------------

The Company has operating leases on its office space and some of its equipment. Future minimum lease payments under such noncancelable operating leases are summarized as follows:

                                     Office
                                      Space            Equipment
                                      -----            ---------
Year ending
December 31,
------------
2001                               $  90,829          $   2,641
2002                                 124,739                  0
2003                                 128,481                  0
2004                                 121,011                  0
                                   ---------          ---------

                                   $ 465,060          $  5,555
                                   =========          ========


Total rent expense for the years ended March 31, 2001, and 2000 was $ 89,767, and $29,845, respectively.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)

NOTE 11 - COMMITMENTS - (Continued)
-----------------------------------

The Company entered into an agreement with an outside consultant to provide management services. As part of the agreement, the Company will pay $ 10,000 per month. The consultant has the option of converting the fees into shares of common stock at the following exercise prices:

                                                             Exercise Price
                                    Share Options               Per Share
                                    -------------               ---------
                                        58,695                   $ 1.150
                                         4,444                   $ 2.250
                                         4,000                   $ 2.500
                                         8,000                   $ 1.250
                                         9,416                   $ 1.062
                                         9,433                   $ 1.060
                                        10,330                   $ .9680
                                        10,672                   $ .9370
                                        11,848                   $ .8440
                                        50,000                   $ .4900

In the event the consultant provides additional financing of $ 109,645, the consultant will receive an additional 200,000 unrestricted common share options at an exercise price equal to 85% of the closing sale price of the Company's common share price as reported on the OTCBB on June 1,2001. In additional to these provisions, the consultant will receive a 7% fee for financing and a 7% fee against the gross revenue generated from the results of the consultants efforts.

On March 15, 2001, the Company entered into a 90-day agreement with an outside consultant to provide advisory and consultative services to shareholders, the general public, and the brokerage community. Compensation for these services is 100,000 shares of common stock. No stock had been issued as of March 31, 2001.

On March 1, 2001, the Company entered into a 90-day agreement with an outside consultant to provide general services to the Company. Compensation for these services is 250,000 shares of common stock. 100,000 shares of common stock had been issued as of March 31, 2001.


NOTE 12 - STOCKHOLDER EQUITY (DEFICIT)
--------------------------------------

     (a) 2000 EQUITY INCENTIVE PLAN

On December 15, 2000, the Board of Directors authorized the 2000 Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 3,000,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. During the three months ended March 31, 2001 73,875 shares were issued pursuant to the Employee Plan. Compensation expense related to the issuance of these shares for the three months ended March 31, 2001 was $ 41,592.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2001
               --------------------------------------------------
                                   (Unaudited)



NOTE 12 - STOCKHOLDER EQUITY (DEFICIT) - (Continued)
----------------------------------------------------

     (b) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at March 31, 2001 was less than the warrants' prices.


NOTE 13 - EMPLOYEE BENEFIT PLAN
-------------------------------

The Company established an employee benefit plan (the Benefit Plan) under
Section 401(k) of the Internal Revenue Code. The Benefit Plan is available to all full-time U.S. employees. The Benefit Plan allows for employees to make contributions up to a specified percentage of their compensation. Under the Benefit Plan, the Company makes no discretionary contributions to the plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

     Certain statements contained in the following Plan of Operation, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect" and words of similar meaning, constitute forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors set forth in other parts of this document.

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

     On April 1, 2000, we released our Hazweb e-commerce marketplace platform. Hazweb Marketplace offers an industry-specific marketplace for the purchase, sale and exchange of hazardous materials-related goods and services. It includes a customizable directory of industry products and services, and features tools for online price management and customer notification. Marketplace includes customer-specific quotes and order processing services that are interfaced with the iComply Inventory and Transporter products, thereby providing an integrated e-commerce and hazardous materials management system.

Results of operations:

     The Company realized a net loss from operations of $386,033 for the quarter ended March 31, 2001. The Company for the quarter ending March 31, 2000 had a net loss from operations of $366,072. The Company has realized, since January 1, 1996 (inception)to March 31, 2000, a cumulative net loss from operations of $3,246,779. The Company had no revenue from operations for the quarters ended March 31, 2001 and 2000.

Plan of operation:

     Loss on operations for the Company for the quarter ended March 31, 2001 increased 5% from the prior year for the same period. These losses are attributed to the Company's development, marketing and general expense. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock and the sale of common stock.

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

     During the three months ended March 31, 2001, we received funds totaling $337,700 in the form of convertible promissory notes and demand notes. These notes bear interest at 10% and 12.5% and mature six months from the date of issuance. Unsecured notes are payable on demand. For the convertible promissory notes, conversion to common stock must occur before the maturity date.

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

Research and Development:

     We have released the following products and modules, which are available for licensing to potential customers:

     iComply Inventory module (released for licensing February 1, 2000) iComply Communicator (released for licensing February 2000)
     iComply Transporter (released for licensing July 17, 2000)
     Hazweb Marketplace (released for licensing April 1, 2001)

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

Purchase of Significant Equipment:

     Depending on the number of new employees we hire over the next twelve months, we intend to purchase ten to twelve additional desktop computers, two servers, and related peripheral equipment. The total cost for the acquisition of this equipment is estimated at approximately $ 50,000. We entered into an office lease agreement in December 1999 for new office space totaling approximately 4,350 square feet. In connection with this lease, we acquired the predecessor tenant's workstation modules, telephone system and other related telephone and network equipment. The total purchase price for the furniture and equipment was $ 3,000. During the year ended December 31, 2000, the Company purchased various computer and phone system equipment for approximately $ 50,000. Office lease payments for the next twelve months will be approximately $ 121,000. There were no major equipment purchases for the three months ended March 31, 2001.


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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

     In February and March, 2001, the Company completed financing pursuant to which the Company issued two short-term convertible promissory notes in the aggregate principal amounts of $ 200,000 and $ 111,000. Interest on these notes accrue at the rate of 10% per annum. The principal amount of the notes plus accrued interest is convertible at the option of the holder into shares of common stock of the Company's common stock at a conversion price equal to $.50 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

Exhibit No.   Exhibit Description
-----------   -------------------

 3.1          Articles of Incorporation of Registrant.*

 3.2          Articles of Amendment to Articles of Incorporation of Registrant.*

 3.3          Bylaws of Registrant.*

10.1          Convertible Promissory Note.

10.2          Convertible Promissory Note.

10.3 Consulting Agreement dated March 1, 2001 between Registrant and Michael Ager.

10.4 Consulting Agreement dated March 15, 2001 between Registrant and Stockbrocker Associates Corporation.

* Filed with Amendment No. 1 to the Form 10-SB of the Registrant on February 28, 2000.

        (b)  Reports on Form 8-K.

             None.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VERTICA SOFTWARE, INC.



Dated:  May 11, 2001                        By:  /s/ Hans Nehme
                                                 -------------------------
                                                 Hans Nehme, President and
                                                 Chief Executive Officer (and
                                                 principal financial officer)