Form 10QSB
period 2001-06-30
VERTICA SOFTWARE INC/CA
filed 2001-08-20
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _______________to_______________

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

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: 14,455,463 shares of common Stock outstanding on June 30, 2001.

-------------------------------------------------------------------------------

Transitional Small Business Disclosure Format  (Check One):  Yes [ ] No [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Attached.

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

     Vertica Software, Inc. is a development-stage company that has developed and is developing Internet-based software products, e-commerce marketplace, and online resources intended to serve industries that are impacted by government regulation of hazardous materials, hazardous wastes and other environmental laws and regulations. We have developed and are developing software products designed to assist companies with their environmental regulatory compliance and related activities for common industrial applications.

     On April 1, 2001, we released our Hazweb e-commerce marketplace platform. Hazweb Marketplace offers an industry-specific marketplace for the purchase, sale and exchange of hazardous materials-related goods and services. It includes a customizable directory of industry products and services, and features tools for online price management and customer notification. Marketplace includes customer-specific quotes and order processing services that are interfaced with the iComply Inventory and Transporter products, thereby providing an integrated e-commerce and hazardous materials management system.

Results of operations:

     The Company realized a net loss from operations of $ 332,278 for the three months ended June 30, 2001, compared to a realized net loss from operations of $ 436,906 for the three months ended June 30, 2000. The Company has realized, since January 1, 1996 (inception) through June 30, 2001, a cumulative net loss from operations of $ 3,579,057. The Company had no sales from operations for the three months ended June 30, 2001, and $ 54,125 cumulatively for the period January 1, 1996 (Date of Inception) through June 30, 2001.

Plan of operation:

     Loss on operations for the Company for the quarter ended June 30, 2001 decreased 24 % from the prior year for the same period. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales from company products.

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

     During the six months ended June 30, 2001, we received funds totaling $ 542,700 in the form of convertible promissory notes and demand notes. These notes bear interest at 10% and mature six months from the date of issuance. Conversion to common stock must occur before the maturity date.

     We currently have a hiring freeze in place, and we have suspended all new product development. Furthermore, payment of salaries of executive employees has also been temporarily suspended. In the event future equity capital cannot be raised in a timely manner to fund our products to completion, we would be forced to reduce the current staff level to four and pursue additional bridge financing to fund the Company until such time as permanent equity funding is obtained. In the meantime, we will be focusing our efforts on the marketing and sales of the Inventory, Communicator, Transporter and e-commerce Marketplace products and related services.

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

     By Spring, 2002:
     iComply Processor

     By Spring, 2002:
     iComply Permitter

     By Spring, 2002:
     iComply HazOSHA

     While completing these products, we will also be developing strategic alliances within our industry through target marketing opportunities and advertising. Product development and web site maintenance expenses for the next twelve months are expected to be approximately $ 600,000.

Purchase of Significant Equipment:

     Depending on the number of new employees we hire over the next twelve months, we intend to purchase ten to twelve additional desktop computers, two servers, and related peripheral equipment. The total cost for the acquisition of this equipment is estimated at approximately $ 50,000. We entered into an office lease agreement in December 1999 for new office space totaling approximately 4,350 square feet. In connection with this lease, we acquired the predecessor tenant's workstation modules, telephone system and other related telephone and network equipment. The total purchase price for the furniture and equipment was $ 3,000. During the year ended December 31, 2000, the Company purchased various computer and phone system equipment for approximately $ 50,000. Office lease payments for the next twelve months will be approximately $ 121,000. There were no major equipment purchases for the three months ended June 30, 2001.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

In the three months ended June 30, 2001, the Company completed financing pursuant to which the Company issued three short-term convertible promissory notes in the aggregate principal amounts of $ 60,000, $ 100,000 and $ 45,000. Interest on these notes accrue at the rate of 10% per annum. The principal amount of the notes plus accrued interest is convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to $ .50 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

Exhibit No.   Exhibit Description
-----------   -------------------

3.1           Articles of Incorporation of Registrant.*

3.2           Articles of Amendment to Articles of Incorporation of Registrant.*

3.3           Bylaws of Registrant.*

10.1 Consulting Agreement dated May 22, 2001 between Registrant and Oxford Corporate Finance

*Filed with Amendment No. 1 to the Form 10-SB of the Registrant on February 28, 2000.

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VERTICA SOFTWARE, INC.



Dated:  August 20, 2001                  By:  /s/ Hans Nehme
                                              ---------------------------------
                                              Hans Nehme, President and
                                              Chief Executive Officer (and
                                              principal financial officer)

                              VERTICA SOFTWARE, INC
                              ---------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                 BALANCE SHEETS
                                 --------------


                                                                          June 30          June 30
                                                                            2001            2000
                         ASSETS                                         (Unaudited)     (Unaudited)
                         ------                                         -----------     -----------

CURRENT ASSETS
     Cash and Cash Equivalents (Note 3)                                 $        --    $    22,587
     Employee Advances                                                        5,800             --
     Prepaid Expenses                                                           377          2,724
                                                                        -----------    -----------
         TOTAL CURRENT ASSETS                                                 6,177         25,311

EQUIPMENT, less accumulated depreciation of $ 71,608,
     and $ 38,449, respectively (Notes 3 and 5)                              31,111         61,803

DEPOSITS                                                                     10,000         10,000

                                                                        -----------    -----------
         TOTAL ASSETS                                                   $    47,288    $    97,114
                                                                        ===========    ===========

                                 LIABILITIES AND
                                 ---------------
                              STOCKHOLDERS' EQUITY
                              --------------------

CURRENT LIABILITIES
     Current Portion of Capital Lease Obligations (Note 8)              $       806    $     6,665
     Bank Overdraft                                                           6,727             --
     Notes Payable (Note 6)                                                  91,300             --
     Accounts Payable and Other Accrued Expenses                            398,354        192,500
     Payroll Taxes Payable                                                    8,683             --
                                                                        -----------    -----------
         TOTAL CURRENT LIABILITIES                                          505,870        199,165

CAPITAL LEASE OBLIGATIONS (Note 8)                                               --          1,035

CONVERTIBLE PROMISSORY NOTES (Note 9)                                     1,242,000        875,000
                                                                        -----------    -----------

         TOTAL LIABILITIES                                                1,747,870      1,075,200
                                                                        -----------    -----------

COMMITMENTS (Note 11)

 STOCKHOLDERS' EQUITY (DEFICIT) (Note 12)
     Preferred Stock, $ .001 par value, 3,000,000 shares authorized,
        -0- shares issued and outstanding                                        --             --
     Common Stock, $ .0001 par value, 30,000,000 shares authorized;
        13,575,639 shares issued and outstanding at June 30, 2001 , and 12,077,941 shares issued and outstanding at
        June 30, 2000, respectively                                           1,358          1,207
     Paid in Capital                                                      1,877,117      1,030,459
     Deficit accumulated during development stage                        (3,579,057)    (2,009,752)
                                                                        -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                      (1,700,582)      (978,086)
                                                                        -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    47,288    $    97,114
                                                                        ===========    ===========


    The accompanying notes are an integral part of these financial statements



                             VERTICA SOFTWARE, INC
                             ---------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                         ( A DEVELOPMENT STAGE COMPANY)
                         ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                                                               Cumulative
                                                                                                                  From
                                                                                                               January 1,
                                                                                                                 1996
                                                                                                               (Date of
                                                   Three Months Ended             Six Months Ended             Inception)
                                                         June 30                        June 30                   to
                                             ----------------------------    ---------------------------        June 30,
                                                  2001            2000           2001            2000            2001
                                              (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                              ----------      -----------     -----------     -----------     -----------
Total Revenue                                $         --    $     27,063    $         --    $     27,063    $     54,125

Operating expenses:
     Product development                          139,650         180,003         293,920         312,395       1,269,728
     General and administrative                   178,949         265,474         401,962         487,364       2,205,149
                                             ------------    ------------    ------------    ------------    ------------
         Total operating expenses                 318,599         445,477         695,882         799,759       3,474,877
                                             ------------    ------------    ------------    ------------    ------------

Loss from operations                             (318,599)       (418,414)       (695,882)       (772,696)     (3,420,752)

     Interest income                                    1            --                 1              28           2,571
     Interest expense                             (13,680)        (18,702)        (21,880)        (32,317)       (161,070)
     Other income                                      --             210             250           2,807           5,195
     Bad debt expense                                  --              --              --              --            (201)
                                             ------------    ------------    ------------    ------------    ------------

Loss before income taxes                         (332,278)       (436,906)       (717,511)       (802,178)     (3,574,257)

Provision for income taxes (Note 10)                   --              --            (800)           (800)         (4,800)
                                             ------------    ------------    ------------    ------------    ------------

Net loss                                     $   (332,278)   $   (436,906)   $   (718,311)   $   (802,978)   $ (3,579,057)
                                             ============    ============    ============    ============    ============

Net loss applicable to common stockholders   $   (332,278)   $   (436,906)   $   (718,311)   $   (802,978)   $ (3,579,057)
                                             ============    ============    ============    ============    ============

Net loss per share---basic                   $    (0.0245)   $    (0.0362)   $    (0.0532)   $    (0.0665)   $    (0.2649)
                                             ============    ============    ============    ============    ============


Weighted average shares used in per share
     calculation---basic                       13,575,639      12,077,941      13,512,948      12,077,941      13,512,948
                                             ============    ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                            VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                  Statement of Changes in Stockholders' Equity
                  --------------------------------------------

                From January 1, 1996 (Inception) to June 30, 2001
                -------------------------------------------------


                                               Preferred Stock        Common Stock
                                              ----------------   ----------------------    Advance to     Paid-in
                                              Shares    Amount   Shares          Amount   Stockholder     Capital
                                              ------    ------   ------          ------   -----------     --------
BALANCE, DECEMBER 31, 1995                        -- $      --         --     $      --      $      --   $      --

January 1, 1996 (inception), shares issued at
     incorporation (Note 4)                       --        --  9,200,000           920             --         (70)

Net loss for the year ended December 31, 1996     --                   --            --             --          --
                                               ----- ---------  ---------     ---------      ---------   ---------
BALANCE DECEMBER 31, 1996 (Audited)               -- $      --  9,200,000     $     920      $      --   $     (70)
                                               ----- ---------  ---------     ---------      ---------   ---------


Net loss for the year ended December 31, 1997     --        --         --            --             --          --
                                               ----- ---------  ---------     ---------      ---------   ---------
BALANCE DECEMBER 31, 1997 (Audited)               -- $      --  9,200,000     $     920      $      --   $     (70)
                                               ----- ---------  ---------     ---------      ---------   ---------

December 31, 1998, Issuance of common stock
     pursuant to a reverse merger acquisition     --        --  1,300,000           130             --        (130)

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7)                           --        --     50,000             5             --      49,995

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7)                           --        --     50,000             5             --      49,995

     Advance to Stockholder (Note 5)              --        --         --            --        (25,000)         --

Net loss for the year ended December 31, 1998     --        --         --            --             --          --
                                               ----- ---------  ---------     ---------      ---------   ---------
BALANCE DECEMBER 31, 1998 (Audited)               -- $      -- 10,600,000     $   1,060      $ (25,000)  $  99,790
                                               ----- ---------  ---------     ---------      ---------   ---------
February 11, 1999, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7)                          --        --     40,000             4             --      39,996




                                                     Deficit
                                                   Accumulated
                                                      During
                                                   Development
                                                      Stage            Total
                                                   -----------         -----

BALANCE, DECEMBER 31, 1995                        $        --      $        --

January 1, 1996 (inception), shares issued at
     incorporation (Note 4)                                --              850

Net loss for the year ended December 31, 1996         (42,285)         (42,285)
                                                  -----------      -----------
BALANCE DECEMBER 31, 1996 (Audited)               $   (42,285)     $   (41,435)
                                                  -----------      -----------

Net loss for the year ended December 31, 1997        (176,605)        (176,605)
                                                  -----------      -----------
BALANCE DECEMBER 31, 1997 (Audited)               $  (218,890)     $  (218,040)
                                                  -----------      -----------

December 31, 1998, Issuance of common stock
     pursuant to a reverse merger acquisition              --               --

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7)                                    --           50,000

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7)                                    --           50,000

     Advance to Stockholder (Note 5)                       --          (25,000)

Net loss for the year ended December 31, 1998        (235,335)        (235,335)
                                                  -----------      -----------
BALANCE DECEMBER 31, 1998 (Audited)               $  (454,225)     $  (378,375)
                                                  -----------      -----------
February 11, 1999, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7)                                   --           40,000


   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                  Statement of Changes in Stockholders' Equity
                  --------------------------------------------

                From January 1, 1996 (Inception) to June 30, 2001
                -------------------------------------------------


                                               Preferred Stock            Common Stock
                                              ----------------   ------------------------     Advance to     Paid-in
                                              Shares    Amount   Shares           Amount     Stockholder     Capital
                                              ------    ------   ------          --------    -----------     --------
February 11, 1999, sale of common stock
   in Private Placement Transactions, net of
   Offering costs of $ 1,876  (Note 7)           --        --      584,500           58            --        584,442

February 11, 1999, conversion of convertible
   promissory note to common stock  (Note 7)     --        --       41,433            5            --         42,653

February 24, 1999, sale of common stock
   in Private Placement Transactions, net of
   Offering costs of $ 75  (Note 7)              --        --       62,000            6            --         61,994

February 24, 1999, conversion of convertible
   promissory notes to common stock  (Note 7)    --        --       32,885            3            --         34,693

March 2, 1999, sale of common stock
   in Private Placement Transactions, net of
   Offering costs of $ 15  (Note 7)              --        --       15,000            1            --         14,999

March 25, 1999, conversion of convertible
   promissory note to common stock  (Note 7)     --        --       80,802            8            --         55,045

March 26, 1999, conversion of convertible
   promissory notes to common stock  (Note 7)    --        --      571,321           57            --         86,852

September 23, 1999, issuance of common
   stock for services  (Note 7)                  --        --       40,000            4            --             (4)

October 29, 1999, conversion of convertible
   promissory note to common stock  (Note 7)               --       10,000            1            --          9,999

Net loss for the year ended December 31, 1999    --        --           --           --            --             --
                                              -----  --------  -----------  -----------      ---------    -----------

BALANCE, DECEMBER 31, 1999 (Audited)             --  $     --   12,077,941  $     1,207      $(25,000)   $ 1,030,459
                                              -----  --------  -----------   -----------     ---------    -----------


                                                   Deficit
                                                    Accumulated
                                                    During
                                                 Development
                                                     Stage          Total
                                                 -----------       -----
February 11, 1999, sale of common stock
   in Private Placement Transactions, net of
   Offering costs of $ 1,876  (Note 7)                   --       584,500

February 11, 1999, conversion of convertible
   promissory note to common stock  (Note 7)             --        42,658

February 24, 1999, sale of common stock
   in Private Placement Transactions, net of
   Offering costs of $ 75  (Note 7)                      --        62,000

February 24, 1999, conversion of convertible
   promissory notes to common stock  (Note 7)            --        34,696

March 2, 1999, sale of common stock
   in Private Placement Transactions, net of
   Offering costs of $ 15  (Note 7)                      --        15,000

March 25, 1999, conversion of convertible
   promissory note to common stock  (Note 7)             --        55,053

March 26, 1999, conversion of convertible
   promissory notes to common stock  (Note 7)            --        86,909

September 23, 1999, issuance of common
   stock for services  (Note 7)                          --            --

October 29, 1999, conversion of convertible
   promissory note to common stock  (Note 7)             --        10,000

Net loss for the year ended December 31, 1999      (752,549)     (752,549)
                                                -----------   ------------

BALANCE, DECEMBER 31, 1999 (Audited)            $(1,206,774)  $  (200,108)
                                                -----------   ------------


   The accompanying notes are an integral part of these financial statements

                                                              F-5 VERTICA SOFTWARE, INC.
                                                              --------------------------
                                                   (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                                   ---------------------------------------------
                                                            (A DEVELOPMENT STAGE COMPANY)
                                                            -----------------------------
                                                     Statement of Changes in Stockholders' Equity
                                                     --------------------------------------------

                                                    From January 1, 1996 (Inception) to June 30, 2001
                                                    -------------------------------------------------

                                                                                                                  Deficit
                                                                                                                Accumulated
                                               Preferred Stock        Common Stock         Paid-in                 During
                                               ---------------      ---------------   Advance to     Paid-in    Development
                                               Shares    Amount     Share    Amount  Stockholder     Capital       Stage     Total
                                               ------    ------     -----    ------  -----------     -------       -----    -------
Repayment of Stockholder's Advance              --         --         --       --       25,000            --         --      25,000

August 11, 2000, sale of common stock
  pursuant to a confidential subscription
  agreement  (Note 7)                           --         --      400,000     40                    199,960         --     200,000

August 18, 2000, sale of common stock
  pursuant to a confidential subscription
  agreement  (Note 7)                           --         --       35,000      3         --          17,497         --      17,500

August 30, 2000, sale of common stock
  pursuant to a confidential subscription
  agreement  (Note 7)                           --         --      160,000     16         --          79,984         --      80,000

September 20, 2000, sale of common stock
  pursuant to a confidential subscription
  agreement  (Note 7)                           --         --      120,000     12         --          59,988         --      60,000

September 27, 2000, conversion of convertible
  promissory notes to common stock  (Note 7)    --         --      327,000     33         --         163,467         --     163,500

October 3, 2000, sale of common stock
  pursuant to a confidential subscription
  agreement  (Note 7)                           --         --      130,000     13         --          64,987         --      65,000

Net loss for the year ended December 31, 2000
  Audited)                                      --         --         --       --         --            --   (1,653,972) (1,653,972)
                                               -----      ----  ----------  -----       ------     ---------  ---------   ---------
BALANCE, DECEMBER 31, 2000 (Audited)            --         --   13,249,941  1,324         --       1,616,342 (2,860,746) (1,243,080)
                                               -----      ----  ----------  -----       ------     ---------  ---------   ---------

    The accompanying notes are an integral part of these financial statements

                                                              F-5 VERTICA SOFTWARE, INC.
                                                              --------------------------
                                                   (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                                   ---------------------------------------------
                                                            (A DEVELOPMENT STAGE COMPANY)
                                                            -----------------------------
                                                     Statement of Changes in Stockholders' Equity
                                                     --------------------------------------------

                                                    From January 1, 1996 (Inception) to June 30, 2001
                                                    -------------------------------------------------

                                                                                                              Deficit
                                                                                                            Accumulated
                                               Preferred Stock        Common Stock                             During
                                               ---------------      ---------------   Advance to   Paid-in  Development
                                               Shares    Amount     Share    Amount  Stockholder   Capital     Stage      Total
                                               ------    ------     -----    ------  -----------   -------     -----      -----

January 12, 2001, sale of common stock
  pursuant to a confidential subscription
  agreement  (Note 7)                           --         --       50,000      5        --        24,995           --       25,000

January 12, 2001, conversion of convertible
  promissory notes to common stock  (Note 7)    --         --      101,823     11        --       162,906           --      162,917

January 22, 2001, issuance of common stock
  through the Company's Employee Equity
  Incentive Plan (Note 9)                       --         --       73,875      8        --        41,584           --       41,592

March 20, 2001, issuance of common stock for
  consulting services (Note 7)                  --         --      100,000     10        --        31,290           --       31,300

Net loss for the six months ended June 30, 2001
  (Unaudited)                                   --         --           --     --        --            --     (718,311)    (718,311)
                                               ----    ------   ----------  ------    -----    ----------  -----------    ---------

BALANCE, JUNE 30, 2001 (Unaudited)              --     $   --   13,575,639  $1,358    $  --    $1,877,117  $(3,579,057) $(1,700,582)
                                               ----    ------   ----------  ------    -----    ----------  -----------  -----------

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


                             VERTICA SOFTWARE, INC.
                             ----------------------
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                 ---------------------------------------------
                         (A DEVELOPMENT STAGE COMPANY)
                         -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                                         Cumulative
                                                                                                            From
                                                                                                         January 1,
                                                                                                            1996
                                                                                                          (Date of
                                                                                 Six Months Ended        Inception)
                                                                                      June 30                to
                                                                          ----------------------------    June 30,
                                                                               2001           2000          2001
CASH FLOWS FROM OPERATING ACTIVITIES                                       (Unaudited)    (Unaudited)    (Unaudited
                                                                          -------------  ------------   ------------
     Net Loss                                                             $  (718,311)   $  (802,978)   $(3,579,057)

     Transactions not requiring cash:
           Depreciation                                                        14,478         15,112         71,608
     Changes in operating assets and liabilities:
     (Increase) decrease in employee advances                                  (5,800)            --         (5,800)
     (Increase) decrease in advance to stockholder                                 --         25,000
     (Increase) decrease in prepaid expenses                                      566             --           (377)
     (Increase) decrease in deposits                                               --             --        (10,000)
     Increase (decrease) in bank overdraft                                    (13,458)            --          6,727
     Increase (decrease) in accounts payable and other accrued expenses        93,502        126,136        398,354
     Increase (decrease) in payroll taxes payable                               7,121             --          8,683
                                                                          -----------    -----------    -----------
           NET CASH (USED IN) OPERATING ACTIVITIES                           (621,902)      (636,730)    (3,109,862)
                                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase/acquisition of equipment                                         (2,467)       (49,627)      (102,719)
                                                                          -----------    -----------    -----------
          NET CASH (USED IN) INVESTING ACTIVITIES                              (2,467)       (49,627)      (102,719)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings/assumption on line of credit                                   --         26,300         26,300
     Net payments on line of credit                                                --        (26,300)       (26,300)
     Proceeds/assumption of unsecured notes                                    26,700             --        112,700
     Net payments on unsecured notes                                             (700)            --        (21,400)
     Proceeds, assumption on convertible debt                                 516,000        675,000      1,695,061
     Reduction of convertible promissory notes                               (150,000)            --       (453,061)
     Conversion of convertible promissory notes into common
        stock (includes $ 12,917 of accrued interest)                         162,917             --        705,733
     Proceeds from stock subscriptions                                             --             --        447,500
     Redemption of stock subscriptions                                        (25,000)            --       (597,500)
     Issuance of common stock                                                  97,892             --      1,322,742
     Assumption of capital lease obligation                                        --             --         26,361
     Net payments on capital lease obligation                                  (3,440)        (2,546)       (25,555)
                                                                          -----------    -----------    -----------
                        NET CASH PROVIDED BY FINANCING ACTIVITIES             624,369        672,454      3,212,581
                                                                          -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          --        (13,903)            --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     --         36,490             --
                                                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $        --    $    22,587    $        --
                                                                          ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for:
          Interest                                                        $        87    $        --    $    18,911
          Taxes                                                           $       800    $       800    $     4,000

NONCASH INVESTING AND FINANCING TRANSACTIONS:
     Common stock issued for consulting services                          $    31,300    $        --    $    71,300


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


NOTES TO FINANCIAL STATEMENTS................................................F-8

                             VERTICA SOFTWARE, INC.
                             ----------------------

                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------


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

The Company, as discussed in Notes 2, 3, and 4 below, have incurred operating losses since inception, totaling $3,579,057 through June 30, 2001.

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)


NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued
--------------------------------------------------------

Liquidity
---------

The Company has recurring operating losses since inception that have continued subsequent to June 30, 2001. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

In January 2001 the Company received an additional $ 26,700 in bridge financing. In February 2001, the Company received an additional $ 200,000 in bridge financing.
In March 2001, the Company received an additional $ 111,000 in bridge financing.
In April 2001, the Company received an additional $ 60,000 in bridge financing.
In May 2001, the Company received an additional $ 100,000 in bridge financing.
In June 2001, the Company received an additional $ 45,000 in bridge financing.

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

As further discussed in Note 4, the acquisition of Vertica California was accounted for as a "reverse merger acquisition" whereby, for accounting purposes, Perfection Development Corporation acquired the Company under the purchase method of accounting and, due to the lack of significant prior operations of Perfection Development Corporation, was substantially recorded as a "recapitalization". Accordingly, the historical financial statements have been restated after giving effect to the December 31, 1998 acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 1, 1996 of the reverse merger acquisition completed on December 31, 1998 and represent the operations of Vertica California. Consistent with reverse acquisition accounting: ( i ) all of Vertica California's assets, liabilities and accumulated deficit are reflected at their combined historical cost ( as the accounting acquirer ) and ( ii ) the preexisting outstanding shares of the Company ( the accounting acquiree ) are reflected at their net asset value as if issued on December 31, 1998.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)


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

Equipment
---------

As further discussed in Note 5 development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the six months ended June 30, 2001, and 2000.

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
---------------------------------------------------------------

Net Loss Per Share
------------------

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the six months ended June 30, 2001, and 2000 the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.

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

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)


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


NOTE 5 - EQUIPMENT
------------------

Equipment consisted of the following:

At June 30:                                           2001             2000
                                                      ----             ----

Computer and peripheral equipment                $     102,719    $     100,252

Less accumulated depreciation                           71,608           38,449
                                                 -------------    -------------
                                                 $      31,111    $      61,803
                                                 =============    =============


Total depreciation expense for the six months ended June 30, 2001, and 2000 respectively was $14,478 and $15,112.


NOTE 6 - NOTES PAYABLE
----------------------

Notes payable consisted of the following:

At June 30:                                           2001             2000
                                                      ----             ----

Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                           $      49,800    $           0

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)


NOTE 6 - NOTES PAYABLE - (Continued)
------------------------------------

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                   15,500                0

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                   12,000                0

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                   14,000                0
                                                  -------------    -------------


                                                  $      91,300    $           0
                                                  =============    =============



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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)



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

During the six months ended June 30, 2001, the Company issued 325,698 shares of its $ .0001 common stock at an average price of $ .80 per share.

NOTE 8 - CAPITAL LEASE OBLIGATIONS
----------------------------------


Capital lease obligations consisted of the following:

At June 30:                                                              2001              2000
                                                                         ----              ----

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 360                                $         479    $       4,327

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 250                                          325            3,373
                                                                     -------------    -------------

                                                                               806            7,700

Less current portion                                                           806            6,665
                                                                     -------------    -------------

                                                                     $           0    $       1,035
                                                                     =============    =============


                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)


NOTE 9 - CONVERTIBLE PROMISSORY NOTES
-------------------------------------


Convertible promissory notes consisted of the following:

At June 30:                                                                         2001      2000
                                                                                    ----      ----
Convertible promissory note, unsecured with interest at 10%. The agreement stipulates the conversion rate of $ 1.60 per share of common stock. The principal note balance along with all accrued interest is payable
upon demand                                                                             0    50,000

Convertible promissory note, unsecured with interest at 10%. The agreement stipulates the conversion rate of $ 1.60 per share of common stock. The principal note balance along with all accrued interest is payable
upon demand                                                                             0    50,000

Convertible promissory note, unsecured with interest at 10%. The agreement stipulates the conversion rate of $ 1.60 per share of common stock. The principal note balance along with all accrued interest is payable
upon demand                                                                             0    50,000

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


                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)


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


                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)


NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)
---------------------------------------------------

Convertible promissory note, unsecured with interest at 12%. A separate agreement stipulates the conversion rate of $ 1.50 per share of common stock
The principal note balance along with all accrued interest
is payable on demand                                                                    0    50,000

Convertible promissory note, unsecured with interest at 12%. A separate agreement stipulates the conversion rate of $ 1.50 per share of common stock
The principal note balance along with all accrued interest
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


                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)


NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)
---------------------------------------------------

Convertible promissory note, unsecured with interest at 12%. The debt and accrued interest converts at a rate of $ 50 cents per share of common stock.
The principal note balance along with all accrued interest matured
on December  30, 2000                                                                   0    25,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price equal to 75% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all accrued
interest matures on March 16, 2001                                                 61,000         0

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price equal to 75% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all accrued
interest matures on April 2, 2001                                                  65,000         0

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest matures on
September 26, 2001                                                                111,000         0

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest matures on
August 28, 2001                                                                   200,000         0


                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)



NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)
---------------------------------------------------

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest matures on
October 16, 2001                                                                        60,000           0

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest matures on
November 1, 2001                                                                        40,000           0

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest matures on
November 14, 2001                                                                       60,000           0

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest matures on
December 6, 2001                                                                        45,000           0
                                                                                  ------------   ---------

                                                                                  $  1,242,000   $ 875,000
                                                                                  ============   =========

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)


NOTE 10 - INCOME TAXES
----------------------

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

At December 31:                                       2001              2000
                                                      ----              ----

     U.S. federal statutory graduated rate          34.00%            39.00%
     State income tax rates net of federal
     benefits:
        Colorado                                     3.16%             4.00%
        California                                   6.10%             7.00%
     Net operating loss for which no tax
        benefit is currently available             (43.26%)          (50.00%)
                                                ---------------  ---------------

                                                      0%                0%
                                                ===============  ===============


The Company conducts its operations in California, which has an annual minimum tax of $800.


At December 31, 2000, 1999, 1998, 1997 and 1996, deferred taxes consisted of a net tax asset due to operating loss carry forwards of $ 1,653,972, $752,549, $235,335, $176,605, and $42,285, respectively, which was fully allowed for, in the valuation allowance of $ 1,653,972, $752,549, $235,335, $176,605, and
$42,285, respectively. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in valuation allowance for the years ended June 30, 2001, 1999, 1998, 1997, and 1996 were $503,164, $228,937, $28,679, $57,963, and $10,201, respectively. Net operating loss carry forwards will expire in 2011, 2012, 2013, 2014, 2015.


NOTE 11 - COMMITMENTS
---------------------

The Company has operating leases on its office space and some of its equipment. Future minimum lease payments under such noncancelable operating leases are summarized as follows:

                                  Office
                                   Space                     Equipment
                            -----------------           -----------------
Year ending
December 31,
------------
2001                        $          60,553           $             806
2002                                  124,739                           0
2003                                  128,481                           0
2004                                  121,011                           0
                            -----------------           -----------------

                            $         434,784           $             806
                            =================           =================

Total rent expense for the six months ended June 30, 2001, and 2000 was $72,668, and $39,359, respectively.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)

NOTE 11 - COMMITMENTS - (Continued)
-----------------------------------

The Company entered into an agreement with an outside consultant to provide management services. As part of the agreement, the Company will pay $ 10,000 per month. The consultant has the option of converting the fees into shares of common stock at the following exercise prices:

                                                      Exercise Price
                           Share Options               Per Share
                           -------------              --------------
                                 58,695                   $ 1.150
                                  4,444                   $ 2.250
                                  4,000                   $ 2.500
                                  8,000                   $ 1.250
                                  9,416                   $ 1.062
                                  9,433                   $ 1.060
                                 10,330                   $ .9680
                                 10,672                   $ .9370
                                 11,848                   $ .8440
                                 50,000                   $ .4900

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

On March 15, 2001, the Company entered into a 90-day agreement with an outside consultant to provide advisory and consultative services to shareholders, the general public, and the brokerage community. Compensation for these services is 100,000 shares of common stock. No stock had been issued as of June 30, 2001.

On March 1, 2001, the Company entered into a 90-day agreement with an outside consultant to provide general services to the Company. Compensation for these services is 250,000 shares of common stock. 100,000 shares of common stock had been issued as of June 30, 2001.


NOTE 12 - STOCKHOLDER EQUITY (DEFICIT)
--------------------------------------

     (a)  2000 Equity Incentive Plan

On December 15, 2000, the Board of Directors authorized the 2000 Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 3,000,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. During the six months ended June 30, 2001 73,875 shares were issued pursuant to the Employee Plan. Compensation expense related to the issuance of these shares for the six months ended June 30, 2001 was $ 41,592.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2001
                -------------------------------------------------
                                   (Unaudited)



NOTE 12 - STOCKHOLDER EQUITY (DEFICIT) - (Continued)
----------------------------------------------------

     (b)  STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at June 30, 2001 was less than the warrants' prices.


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