Form 10QSB
period 2001-09-30
VERTICA SOFTWARE INC/CA
filed 2001-11-19
CIK 1079797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: 15,040,323 shares of common Stock outstanding on September 30, 2001.

------------------------------------------------------------------------------
Small Business Disclosure Format  (Check One):  Yes [ ] No [ X ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                TABLE OF CONTENTS
                                -----------------

FINANCIAL STATEMENTS

                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                 BALANCE SHEETS
                                ----------------

                                                     September 30,   September 30,
                                                         2001            2000
             ASSETS                                   (Unaudited)     (Unaudited)
             ------                                  -------------   -------------

CURRENT ASSETS
 Cash and Cash Equivalents (Note 3)                    $       -       $  22,952
 Employee Advances                                         5,800               -
 Prepaid Expenses                                            377           2,724
                                                       ---------       ---------
 TOTAL CURRENT ASSETS                                      6,177          25,676

EQUIPMENT, less accumulated depreciation of $ 78,898,
 and $ 47,790, respectively (Notes 3 and 6)               23,855          52,462
DEPOSITS                                                  10,000          10,000
                                                       ---------       ---------
 TOTAL ASSETS                                          $  40,032       $  88,138
                                                       =========       =========

             LIABILITIES AND
             ---------------
             STOCKHOLDERS' EQUITY
             --------------------

CURRENT LIABILITIES
 Current Portion of Capital Lease Obligations (Note 8) $       -       $   4,767
 Bank Overdraft                                            4,900               -
 Accounts Payable and Other Accrued Expenses             382,643         243,964
 Wages Payable                                           349,767               -
 Payroll Taxes Payable                                     8,683               -
 Notes Payable (Note 6)                                   91,300               -
                                                       ---------       ---------

 TOTAL CURRENT LIABILITIES                               837,293         248,731

CAPITAL LEASE OBLIGATIONS (Note 8)                             -           1,106

CONVERTIBLE PROMISSORY NOTES (Note 9)                    742,000         750,000
                                                       ---------       ---------
 TOTAL LIABILITIES                                     1,579,293         999,837

COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred Stock, $ .001 par value,
  3,000,000 shares authorized,
  -0- shares issued and outstanding                            -               -
 Common Stock, $ .0001 par value,
  30,000,000 shares authorized;
  15,040,323 shares issued and
  outstanding at September 30, 2001                        1,504           1,311
 Paid in Capital                                       2,446,857       1,551,355
 Deficit accumulated during development stage         (3,987,622)     (2,464,365)
                                                       ---------       ---------

 TOTAL STOCKHOLDERS' EQUITY                           (1,539,261)       (911,699)
                                                       ---------       ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  40,032       $  88,138
                                                       =========       =========

   The accompanying notes are an integral part of these financial statements.

                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                         ( A DEVELOPMENT STAGE COMPANY)
                         ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                          Cumulative
                                                                                             From
                                                                                          January 1,
                                                                                             1996
                                                                                           (Date of
                                                                                          Inception)
                                    Three Months Ended           Nine Months Ended            to
                                      September 30                September 30           September 30,
                                --------------------------  ---------------------------  ------------
                                   2001           2000          2001          2000          2001
                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                ------------  ------------  ------------  -------------  ------------

Total Revenue                   $      3,762  $          -  $      3,762  $      27,063  $     57,887

Operating expenses:
   Product development               144,245       189,314       419,732        495,798     1,413,973
   General and administrative        194,740       244,383       615,134        731,082     2,399,889
                                ------------  ------------  ------------  -------------  ------------
      Total operating expenses       338,985       433,697     1,034,866      1,226,880     3,813,862
                                ------------  ------------  ------------  -------------  ------------

Loss from operations                (335,223)     (433,697)   (1,031,104)    (1,199,817)   (3,755,975)

   Interest income                         -             -             1             28         2,571
   Interest expense                  (73,342)      (21,317)      (95,223)       (60,210)     (234,412)
   Other income                            -           401           250          3,208         5,195
   Bad debt expense                        -             -             -              -          (201)
                                ------------  ------------  ------------  -------------  ------------
Loss before income taxes            (408,565)     (454,613)   (1,126,076)    (1,256,791)   (3,982,822)

Provision for income taxes
  (Note 10)                                -             -          (800)          (800)       (4,800)
                                ------------  ------------  ------------  -------------  ------------

Net loss                        $   (408,565) $   (454,613) $ (1,126,876) $  (1,257,591) $ (3,987,622)
                                ============  ============  ============  =============  ============

Net loss applicable to common
  stockholders                  $   (408,565) $   (454,613) $ (1,126,876) $  (1,257,591) $ (3,987,622)
                                ============  ============  ============  =============  ============

Net loss per share ---basic     $    (0.0285) $    (0.0373) $    (0.0817) $     (0.1033) $    (0.3305)
                                ============  ============  ============  =============  ============

Weighted average shares used
  in per share calculation
  ---basic                        14,335,940    12,179,025    13,790,293     12,179,025    12,065,441
                                ============  ============  ============  =============  ============

   The accompanying notes are an integral part of these financial statements.

                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                  Statement of Changes in Stockholders' Equity
                  --------------------------------------------
             From January 1, 1996 (Inception) to September 30, 2001
             ------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                 During
                                Preferred Stock       Common Stock      Advance to   Paid-in   Development
                                ---------------  ---------------------- ----------- ---------  -----------
                                Shares   Amount      Shares     Amount  Stockholder  Capital      Stage       Total
                                ------  -------  ------------  -------- ----------- ---------  -----------  -----------
BALANCE, DECEMBER 31, 1995           -  $     -             -  $      -  $       -  $       -  $         -  $         -

January 1, 1996 (inception),
 shares issued at
 incorporation (Note 4)              -        -     9,200,000       920          -        (70)           -          850

Net loss for the year ended
 December 31, 1996                   -        -             -         -          -          -      (42,285)     (42,285)
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------
BALANCE DECEMBER 31, 1996
 (Audited)                           -  $     -     9,200,000  $    920  $       -  $     (70) $   (42,285) $   (41,435)
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------

Net loss for the year ended
 December 31, 1997                   -        -             -         -          -          -     (176,605)    (176,605)

                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------
BALANCE DECEMBER 31, 1997
 (Audited)                           -  $     -     9,200,000  $    920  $       -  $     (70) $  (218,890) $  (218,040)
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------

December 31, 1998, Issuance of
 common stock pursuant to a
 reverse merger acquisition
                                     -        -     1,300,000       130          -       (130)           -            -

December 31, 1998, sale of
 common stock pursuant to a
 confidential subscription
 agreement (Note 7)                  -        -        50,000         5          -     49,995            -       50,000

December 31, 1998, sale of
 common stock  pursuant to a
 confidential subscription
 agreement (Note 7)                  -        -        50,000         5          -     49,995            -       50,000

Advance to Stockholder (Note 5)      -        -             -         -    (25,000)         -            -      (25,000)

Net loss for the year ended
 December 31, 1998                   -        -             -         -          -          -     (235,335)    (235,335)
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------
BALANCE DECEMBER 31, 1998
 (Audited)                           -  $     -    10,600,000  $  1,060  $ (25,000) $  99,790  $  (454,225) $  (378,375)
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------

February 11, 1999, sale of
 common stock pursuant to a
 confidential subscription
 agreement (Note 7)                   -       -        40,000         4          -     39,996            -       40,000

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
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                  Statement of Changes in Stockholders' Equity
                  --------------------------------------------
             From January 1, 1996 (Inception) to September 30, 2001
             ------------------------------------------------------
                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                 During
                                Preferred Stock       Common Stock      Advance to   Paid-in   Development
                                ---------------  ---------------------- ----------- ---------  -----------
                                Shares   Amount     Shares      Amount  Stockholder  Capital     Stage        Total
                                ---------------  ---------------------------------- ---------  -----------  -----------

February 11, 1999, sale of
 common stock in Private
 Placement Transactions, net
 of Offering costs of $ 1,876
 (Note 7)                            -        -       584,500        58          -    584,442            -      584,500

February 11, 1999, conversion
 of convertible promissory
 note to common stock (Note 7)       -        -        41,433         5          -     42,653            -       42,658

February 24, 1999, sale of
 common stock in Private
 Placement Transactions, net
 of Offering costs of $ 75
 (Note 7)                            -        -        62,000         6          -     61,994            -       62,000

February 24, 1999, conversion
 of convertible promissory
 notes to common stock
(Note 7)                             -        -        32,885         3          -     34,693            -       34,696

March 2, 1999, sale of common
 stock in Private Placement
 Transactions, net of Offering
 costs of $ 15 (Note 7)              -        -        15,000         1          -     14,999            -       15,000

March 25, 1999, conversion of
 convertible promissory note
 to common stock (Note 7)            -        -        80,802         8          -     55,045            -       55,053

March 26, 1999, conversion of
 convertible promissory notes
 to common stock (Note 7)            -        -       571,321        57          -     86,852            -       86,909

September 23, 1999, issuance
 of common stock for services
 (Note 7)
                                     -        -        40,000         4          -         (4)           -            -

October 29, 1999, conversion
 of convertible promissory
 note to common stock (Note 7)       -        -        10,000         1          -      9,999            -       10,000

  Net loss for the year ended
  December 31, 1999                  -        -             -         -          -          -     (752,549)    (752,549)
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------
  BALANCE, DECEMBER 31, 1999
  (Audited)                          -  $     -    12,077,941  $  1,207    (25,000)$1,030,459  $(1,206,774) $  (200,108)
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------

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
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                  Statement of Changes in Stockholders' Equity
                  --------------------------------------------
             From January 1, 1996 (Inception) to September 30, 2001
             ------------------------------------------------------
                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                 During
                                Preferred Stock        Common Stock     Advance to   Paid-in   Development
                                ---------------  ---------------------- ----------- ---------  -----------  -----------
                                Shares   Amount     Shares      Amount  Stockholder  Capital     Stage         Total
                                ---------------  ----------------------  ---------- ---------  -----------  -----------

Repayment of Stockholder's
 Advance                             -        -             -         -     25,000          -            -      25,000

August 11, 2000, sale of
 common stock pursuant to a
 confidential subscription
 agreement (Note 7)                  -        -       400,000        40               199,960            -      200,000

August 18, 2000, sale of
 common stock pursuant to a
 confidential subscription
 agreement (Note 7)                  -        -        35,000         3          -     17,497            -       17,500

August 30, 2000, sale of
 common stock pursuant to a
 confidential subscription
 agreement (Note 7)                  -        -       160,000        16          -     79,984            -       80,000

September 20, 2000, sale of
 common stock pursuant to a
 confidential subscription
 agreement (Note 7)                  -        -       120,000        12          -     59,988            -       60,000

September 27, 2000, conversion
 of convertible promissory
 notes to common stock (Note 7)      -        -       327,000        33          -    163,467            -      163,500

October 3, 2000, sale of
 common stock pursuant to a
 confidential subscription
 agreement (Note 7)                  -        -       130,000        13          -     64,987            -       65,000

Net loss for the year ended
 December 31, 2000 (Audited)         -        -             -         -          -          -   (1,653,972)  (1,653,972)
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------
 BALANCE, DECEMBER 31, 2000
 (Audited)                           -        -    13,249,941     1,324          -  1,616,342   (2,860,746)  (1,243,080)
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------

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
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                  Statement of Changes in Stockholders' Equity
                  --------------------------------------------
             From January 1, 1996 (Inception) to September 30, 2001
             ------------------------------------------------------
                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                 During
                                Preferred Stock        Common Stock     Advance to   Paid-in   Development
                                ----------------------------------------------------------------------------
                                Shares   Amount    Shares       Amount  Stockholder  Capital     Stage         Total
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------

January 12, 2001, sale of
 common stock pursuant to a
 confidential subscription
 agreement (Note 7)                  -        -        50,000         5          -     24,995            -       25,000

January 12, 2001, conversion
 of convertible promissory
 notes to common stock (Note 7)      -        -       101,823        11          -    162,906            -      162,917

January 22, 2001, issuance of
 common stock through the
 Company's Employee Equity
 Incentive Plan (Note (11)           -        -        61,875         7          -     34,829            -       34,836

March 20, 2001, issuance of
 common stock for consulting
 services (Note 7)                   -        -       100,000        10          -     31,290            -       31,300

July 31, 2001, conversion of
 convertible promissory notes
 to common stock (Note 7)            -        -     1,146,684       114          -    573,228            -      573,342

July 1, 2001, issuance of
 common stock for consulting
 services (Note 7)                   -        -       330,000        33          -      3,267            -        3,300

 Net loss for the nine months
  ended September 30, 2001
  (Unaudited)                        -        -             -         -          -          -   (1,126,876)  (1,126,876)
                                ------  -------  ------------  --------  ---------  ---------  -----------  -----------

  BALANCE, SEPTEMBER 30, 2001
 (Unaudited)                         -  $     -    15,040,323  $  1,504  $       - $2,446,857  $(3,987,622) $(1,539,261)
                                ======  =======  ============  ========  =========  =========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                   Cumulative
                                                                                      From
                                                                                   January 1,
                                                                                      1996
                                                                                    (Date of
                                                                                   Inception)
                                                       Nine Months Ended               to
                                                           September 30           September 30,
                                                  -----------------------------   -------------
                                                       2001           2000            2001
                                                   (Unaudited)     (Unaudited)     (Unaudited)
                                                  -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                       $  (1,126,876)  $  (1,257,591)  $  (3,987,622)

   Transactions not requiring cash:
     Depreciation                                        21,734          24,453          78,864
   Changes in operating assets and liabilities:
     (Increase) decrease in employee advances            (5,800)              -          (5,800)
     (Increase) decrease in advance to stockholder            -          25,000               -
     (Increase) decrease in prepaid expenses                566               -            (377)
     (Increase) decrease in deposits                          -               -         (10,000)
     Increase (decrease) in bank overdraft              (15,285)              -           4,900
     Increase (decrease) in wages payable               316,759          93,083         349,767
     Increase (decrease) in accounts payable
        and other accrued expenses                      110,799          98,017         382,643
     Increase (decrease) in payroll taxes payable         7,121               -           8,683
                                                  -------------   -------------   -------------
        NET CASH (USED IN) OPERATING ACTIVITIES        (690,982)     (1,017,038)     (3,178,942)
                                                  -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase/acquisition of equipment                     (2,467)        (49,627)       (102,719)
                                                  -------------   -------------   -------------
        NET CASH (USED IN) INVESTING ACTIVITIES          (2,467)        (49,627)       (102,719)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings/assumption on line of credit                -               -          26,300
   Net payments on line of credit                             -               -         (26,300)
   Proceeds/assumption of unsecured notes                26,700               -         112,700
   Net payments on unsecured notes                         (700)              -         (21,400)
   Proceeds, assumption on convertible debt             516,000         725,000       1,695,061
   Reduction of convertible promissory notes           (650,000)       (188,500)       (953,061)
   Conversion of convertible promissory notes
     into common stock (includes $ 86,259 of
     accrued interest)                                  736,259         163,500       1,279,075
   Proceeds from stock subscriptions                          -         357,500         447,500
   Redemption of stock subscriptions                    (25,000)       (357,500)       (597,500)
   Issuance of common stock                              94,436         357,500       1,319,286
   Assumption of capital lease obligation                     -               -          26,361
   Net payments on capital lease obligation              (4,246)         (4,373)        (26,361)
                                                  -------------   -------------   -------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       693,449       1,053,127       3,281,661
                                                  -------------   -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     -         (13,538)              -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                -          36,490               -
                                                  -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $           -   $      22,952   $           -
                                                  =============   =============   =============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the period for:
     Interest                                     $           -   $         577   $      18,824
     Taxes                                        $         800   $         800   $       4,000

NONCASH INVESTING AND FINANCING TRANSACTIONS:
   Common stock issued for consulting services    $      34,600   $           -   $      74,600

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------

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

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $3,987,622 through September 30, 2001.

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued
--------------------------------------------------------

Liquidity
---------

The Company has recurring operating losses since inception that have continued
subsequent to September 30, 2001. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
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

Equipment
---------

As further discussed in Note 5 development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the nine months ended September 30, 2001, and 2000, and cumulative from January 1, 1996 (Inception) to September 30, 2001.

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
---------------------------------------------------------------

Net Loss Per Share
------------------

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the nine months ended September 30, 2001, and 2000 the impact of convertible debt was not considered as their effect on
Net Loss Per Share would be anti-dilutive.

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
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

NOTE 5 - EQUIPMENT
------------------

Equipment consisted of the following:

At September 30:                                   2001             2000
                                                   ----             ----

Computer and peripheral equipment            $     102,719    $     100,252

Less accumulated depreciation                       78,864           47,790
                                             -------------    -------------
                                             $      23,855    $      52,462
                                             =============    =============

Total depreciation expense for the nine months ended September 30, 2001, and
2000 respectively was $ 21,734 and $24,453.

NOTE 6 - NOTES PAYABLE
----------------------

Notes payable consisted of the following:

At September 30:                                              2001         2000
                                                              ----         ----

Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                 $     49,800    $       0

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
                                   (Unaudited)

NOTE 6 - NOTES PAYABLE - (Continued)
-------------------------------------

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                       15,500            0

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                       12,000            0

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                       14,000            0
                                                        -----------   ----------

                                                       $     91,300    $       0
                                                       ============   ==========

NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK
-------------------------------------------

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
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

During the year ended December 31, 2000, the Company issued 130,000 shares of its $ .0001 common stock at an average price of $ .50 per share.

During the nine months ended September 30, 2001, the Company issued 325,698 shares of its $ .0001 common stock at an average price of $ .80 per share.

During the nine months ended December 30, 2001, the Company converted convertible promissory notes totaling $ 573,342 (including accrued interest of
$ 73,342) for 1,146,684 shares of its $ .0001 par value common stock at an average price of $ .50 per share.

During the year ended December 31, 2001, the Company issued 330,000 shares of its $ .0001 par value common stock at $ .01 per share for consulting services.

NOTE 8 - CAPITAL LEASE OBLIGATIONS
----------------------------------

Capital lease obligations consisted of the following :

At September 30:                                          2001            2000
                                                          ----            ----

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 360                  $       0       $   3,498

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 250                          0           2,375
                                                       ---------       ---------
                                                               0           5,873
Less current portion                                           0           4,767
                                                       ---------       ---------
                                                       $       0       $   1,106
                                                       =========       =========

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
                                   (Unaudited)

NOTE 9 - CONVERTIBLE PROMISSORY NOTES
-------------------------------------

Convertible promissory notes consisted
of the following:

At September 30:                                          2001            2000
                                                          ----            ----

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
                                   (Unaudited)

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)
---------------------------------------------------

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                          0         100,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                          0         100,000

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
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
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                          0         100,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                          0         100,000

Convertible promissory note, unsecured
with interest at 12%. The debt and accrued
interest converts at a rate of $ 50 cents per
share of common stock. The principal note
balance along with all accrued interest matured
on December 30, 2000                                           0               0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 75%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is due and payable on demand             61,000               0

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
                                   (Unaudited)

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)
---------------------------------------------------

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 75%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is due and payable on demand             65,000          50,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share.  The principal note balance along
with all accrued interest is due and payable on demand   111,000               0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share.  The principal note balance along
with all accrued interest is due and payable on demand   200,000               0

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

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
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
accrued interest converts to common
stock at a conversion price of $ .50 a
share.  The principal note balance along
with all accrued interest matures on December 6, 2001     45,000               0
                                                       ---------       ---------

                                                       $ 742,000       $ 750,000
                                                       =========       =========

NOTE 10 - INCOME TAXES
----------------------

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

For the nine months ended September 30:                   2001            2000
                                                          ----            ----

         U.S. federal statutory graduated rate            34.00%           39.00%
         State income tax rates net of federal
         benefits:
              Colorado                                     3.16%           4.00%
              California                                   6.10%           7.00%
         Net operating loss for which no tax
              benefit is currently available             (43.26%)        (50.00%)

                                                              0%              0%
                                                       =========       =========

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
$42,285, respectively. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in valuation allowance for the years ended September 30, 2001, 1999, 1998, 1997, and 1996 were $ 503,164, $228,937, $28,679, $57,963, and $10,201, respectively. Net operating loss carry forwards will expire in 2011, 2012, 2013, 2014, 2015.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
                                   (Unaudited)

NOTE 11 - COMMITMENTS
---------------------

The Company has operating leases on its office space. Future minimum lease payments under such noncancelable operating lease is summarized as follows:

                                            Office
                                             Space
                                      -----------------
Year ending
December 31,
------------
2001                                  $          32,084
2002                                            124,739
2003                                            128,481
2004                                            121,011
                                      -----------------

                                      $         406,315
                                      =================

Total rent expense for the nine months ended September 30, 2001, and 2000 was\
$ 103,947, and $69,380, respectively.

NOTE 12 - STOCKHOLDER EQUITY
----------------------------

    (a) 2000 Equity Incentive Plan

On December 15, 2000, the Board of Directors authorized the 2000 Employee Stock
Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may
issue up to an aggregate of 3,000,000 shares of common stock to employees at 85%
of the lower of the fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. During the nine months ended September 30, 2001 61,875 shares were issued pursuant to the Employee
Plan. Compensation expense related to the issuance of these shares for the nine months ended September 30, 2001 was $ 34,836.

    (b) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at September 30, 2001 was less than the warrants' prices.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                  ---------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2001
             ------------------------------------------------------
                                   (Unaudited)

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

Results of operations:

     The Company realized a net loss from operations of $408,565 for the quarter ended September 30, 2001. The Company for the quarter ended September 30, 2000 had a net loss from operations of $454,613. The Company has realized, since
January 1, 1996 (inception)to September 30, 2001, a cumulative net loss from operations of $ 3,987,622. The Company had revenue from operations for the quarters ended September 30, 2001 and 2000 of $ 3,762 and $ 0, respectively.

Plan of operation:

     The Company has reduced its monthly operating expenses by eliminating nonessential payroll expenses and moving its ASP (Application Service Provider)
hardware and software platform to a lower cost, higher performance computer co-location facility.

     The resulting refocus has allowed the Company to direct its engineering development to the contract engineering and systems integration business unit.
The chief source of revenue for this business unit is licensing, customization, and integration of the Company's wireless dispatch product Transporter and
Tracker, into current and future customer business accounting and dispatch systems.

                                       2

     Loss on operations for the Company for the three and nine months ended
September 30, 2001 decreased 9% and 10%, respectively, from the prior year for the same period. These losses are attributed to the Company's development, marketing and general expense. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales.

Liquidity and Capital Resources:

     To date, our activities have been financed primarily through the sale of our common stock and promissory notes convertible into our common stock. We currently estimate that we will need approximately $ 800,000 in funds, in order to satisfy our estimated cash requirements over the next twelve months. We cannot assure you however, that we will be able to reach this revenue amount.
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

During the three months ended September 30, 2001, we received no additional funding.

     We currently  have a hiring freeze in place,  and we have suspended all new product development. In the event future equity capital cannot be raised in a timely manner to fund our products to completion, we would be forced to reduce the current staff level of one and pursue additional bridge financing to fund the Company until such time as permanent equity funding is obtained. In the meantime, we will be focusing our efforts on the marketing and sales of the
Inventory, Communicator, Transporter and e-commerce Marketplace products and related services.

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

                                       3

     During the next 12 months, provided we obtain the necessary funding, we plan to complete development of the remainder of our Internet-based products, and plan to release our remaining core products as follows:

         BY FALL, 2001:
                  ICOMPLY PROCESSOR

                  BY FALL, 2001:
                  ICOMPLY PERMITTER

                  BY FALL, 2001:
                  ICOMPLY HAZOSHA

     While completing these products, we will also be developing strategic alliances within our industry through target marketing opportunities and advertising. Product development and web site maintenance expenses for the next twelve months are expected to be approximately $ 480,000.

Purchase of Significant Equipment:

     We entered into an office lease agreement in December 1999 for new office space totaling approximately 4,350 square feet. In connection with this lease, we acquired the predecessor tenant's workstation modules, telephone system and other related telephone and network equipment. The total purchase price for the furniture and equipment was $ 3,000. During the year ended December 31, 2000, the Company purchased various computer and phone system equipment for approximately $ 50,000. Office lease payments for the next twelve months will be approximately $ 125,000. Their were no major equipment purchases for the nine months ended September 30, 2001.

Significant Change in Number of Employees

     If we are successful in obtaining additional funding, we intend to hire, during the next twelve months, two sales representatives, one software engineer, one administrative manager, and one clerical staff. Total projected personnel costs for the next twelve months are estimated to be approximately $ 280,000, of which approximately $ 100,000 is included above under projected research and development costs.

                                   SIGNATURE

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date   November 19, 2001               VERTICA SOFTWARE, INC. (Registrant)
       -----------------

                                       /s/ William F. Mason
                                       -----------------------------------------
                                       William F. Mason
                                       Director

                                       VERTICA SOFTWARE, INC.

                                       4