Form 10KSB
period 2001-12-31
VERTICA SOFTWARE INC/CA
filed 2002-04-12
CIK 1079797

--------------------------------------------------------------------------------
SEC 2337  Potential  persons who are to respond to the collection of information
(3-02) contained in this form are not required to respond unless the form displays a currently valid OMB control number.
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001



                             VERTICA SOFTWARE, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    COLORADO
                               -------------------
                 (State or Other Jurisdiction of Incorporation)

                                    000-28813
                              --------------------
                            (Commission File Number)

                                   93-1192725
                              --------------------
                     (I.R.S. Employer Identification Number)

                        106 EAST SIXTH STREET, SUITE 900
                               AUSTIN, TEXAS 78701
               --------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (512) 322-3900
                                 --------------

                (Issuer's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12 (b) of the Act: None.

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, $0.0001 PAR VALUE
                         -------------------------------

Check whether the Issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $3,762.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $-0- .

Issuers involved in Bankruptcy Proceedings during the past five years: Not Applicable

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 31, 2001 - 15,040,323 shares of Common Stock

Documents Incorporated By Reference

None

Transitional Small Business Issuer Format: [ ]Yes [X] No

                                     PART I
Item 1. Description of Business.

Organization and General History

     In April 1997, Perfection Development Corporation was incorporated under the laws of Colorado. We were originally formed for the purpose of developing and constructing real estate properties. On September 29, 1998, we acquired all the outstanding capital stock of Vertica Software, Inc., a California corporation ("Vertica California"). At the time of the acquisition, we were inactive and had no significant assets. Vertica California was in the business of developing Internet software products serving the hazardous materials and hazardous waste industries. We have continued this business since the acquisition. On December 31, 1998, Vertica California, which we then held as a subsidiary, merged with and into us. We became the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. Concurrently with the merger, we changed our name to Vertica Software, Inc. Our stock trades on the NASD OTC Bulletin Board under the symbol "VERI". Our headquarters are located in Austin, Texas.

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

     The iComply products currently include: Communicator (which is designed to manage efficiently a facility's environmental reporting, emergency response, and crisis communication before, during, and after an emergency incident); Inventory (which is designed to streamline hazardous chemical and waste inventory tracking and assists in the management of hazardous materials and wastes); Transporter (which is designed to automate the shipping, labeling, transporting compliance and invoicing of hazardous materials and wastes).

     Hazweb.com includes the Marketplace (which offers e-commerce business solutions that streamline the sales process and allow hazardous materials marketers to operate more efficiently).

     All trademarks and trade names appearing in this document are the property of their respective holders.

CURRENT STATUS OF DEVELOPMENT

     As stated earlier, we completed the development of three products included in the iComply system, and all three products have been used at Olympian, the largest independent oil marketer in California. It is our current plan, providing we obtain the necessary funding, to sell these products in the marketplace, which includes the oil & gas, petro-chemical, transportation, industrial and agricultural chemical industries. We currently estimate that we will need approximately $500,000 in funds, in order to satisfy our estimated cash requirements over the next twelve months. We cannot assure you, however, that we will receive the necessary financing.

     As a development-stage Company, we have cumulatively, since inception, had revenues totaling $57,887. Our expenses to date have been incurred in connection with the development of the software products and the Hazweb .com (formerly called Vertica.com) web site and other marketing, sales and administrative expenses. We have formalized our pricing models, and have designed a licensing agreement which we intend our customers to execute.

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

     Manufacturing, including petroleum refining and related industries,chemical and allied products, rubber and miscellaneous plastics, primary metal industries, fabricated metal products, industrial and commercial machinery,electronic, electrical equipment and components, transportation equipment, measuring and analyzing and controlling instruments, and other manufacturing industries;

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

Products and Services

     iComply.  On  February  1, 2000,  we  released  two  products,  the iComply
Communicator and Inventory modules. On July 17, 2000, we released the iComply Transporter, and in the first quarter of 2001, we released the Hazweb e-commerce marketplace platform. Over the next twelve months, the Company's primary commitment is to market and sell its existing products.

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

     iComply Products:

     Inventory

     The Inventory module, as part of each of the other iComply products discussed below, provides assistance to customers and data to other iComply products by managing chemical and waste information for each customer site. The module is designed to link material safety data sheets ("MSDS") and waste profile information directly to a customer's facility inventory. The module provides customers with a site map feature and the capability to track inventory down to the individual building level. A customer will be able to use the inventory and regulated chemical lists to facilitate chemical control, emergency compliance and environmental reporting. Inventory can be updated manually by the customer or automatically by iComply products as a customers products are received, manufactured, transported or released. The Inventory module is complete and has been used by Olympian, which is the largest independent oil marketer in California.

     Communicator

     The Communicator is designed to manage a facility's hazardous materials, emergency compliance, crisis communications and environmental reporting information. The product includes hazardous materials plan builders, compliance wizards and automated document submission. Electronic forms and checklists are designed to streamline response efforts and minimize reporting errors. The Communicator module is also designed to facilitate internal as well as external communications, allowing continuous control of a customer's facility public image. This module also supports compliance with EPCRA (Emergency Planning and Community Right to Know) and related environmental regulations. The Communicator was released on February 1, 2000.

     Transporter

     The Transporter is designed to serve the hazardous materials and waste transportation needs of a customer. The product includes automated Department of Transportation registration form, bill of lading and waste manifest software "wizards," document tracking and incident and exception report capability. The module automatically updates chemical and waste inventories, allows access to material information and provides labeling and placard information essential to the shipment of hazardous materials. This product supports compliance with Department of Transportation regulations. The Transporter was released on July 17, 2000.

     Processor

     The Processor will be designed to serve each iComply customer site's production floor process mapping, inventory, hazardous materials and waste stream needs. It will support compliance with TSCA (Toxic Substance Control
Act)and related regulations. The development and first release of this product depends upon us generating revenue on our existing completed products.

     HazOSHA

     The HazOSHA product will be designed to serve each iComply customer site's hazardous materials employee safety policies, procedures and training needs, including on-line training. This module will support compliance with hazardous materials related sections of 29 CFR OSHA (Code of Federal Regulations for Occupational Safety and

Health Administration). The development and first release of this product depends upon us generating revenue on our existing completed products.

     Permitter

     The Permitter product will be designed to serve each iComply customer site's permit monitoring and compliance needs, and will include air, liquid discharge and hazardous waste permit application software "wizards." This module will support compliance with CAA (Clean Air Act), EPA (Environmental Protection Agency), RCRA (Resource Conservation and Recovery Act), CWA (Clean Water Act), AQMD (Air Quality Management District) and related regulations. Programming of permit processors for this product has suspended, and the completion and first release of this product depends upon us generating revenue on our existing completed products.

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

Employees

     As of December 31, 2001, we had no full-time compensated employees and no part-time compensated employees.

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

     We are a development-stage company that, as of December 31, 2001, had cumulative revenues since inception of $57,887;

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

     WE HAVE NEW MANAGEMENT

     The Company is under new management as of October 22, 2001. Although the new management has significant business experience, our ability to effectively execute our business strategy depends in large part on our new management's ability to become acclimated to the Company's infrastructure and particular business issues. If the new management is unable to do so, our business and results of operations may be materially and adversely affected.

     WE ARE IN THE PROCESS OF DEVELOPING A SALES AND MARKETING FORCE, BUT IF WE ARE UNABLE TO EFFECTIVELY DEVELOP ADEQUATE SALES AND MARKETING CAPABILITIES, WE MAY BE UNSUCCESSFUL IN ADEQUATELY COMMERCIALIZING OUR PRODUCTS AND SERVICES.

     Fully developing a sales and marketing force is expensive and time-consuming and could delay additional sales of our products and services. If we are unable to establish our sales and marketing capability, we may fail to realize our full sales potential.

     WE ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

     We expect to incur significant losses for the foreseeable future. As of December 31, 2001, we generated cumulative revenues of $57,887 and have not been profitable. While we intend to market our products and services, sales may not occur. We may never be profitable or, if we become profitable, we may be unable to sustain profitability.

     The anticipated losses may result from our plan to increase our operating expenses in order to:

     Maintain our Hazweb.com web site and iComply products and developing additional iComply products;

     Increase our sales and marketing operations;

     Broaden our customer support and software capabilities; and

     Pursue strategic marketing and distribution alliances.

     Continued losses may result in our inability to further develop and market our products, which is important to our plan to generate and grow our revenues.

     WE MAY HAVE DIFFICULTY OBTAINING FUTURE FUNDING SOURCES, IF NEEDED, AND WE MIGHT HAVE TO ACCEPT TERMS THAT WOULD ADVERSELY AFFECT SHAREHOLDERS.

     We will need to raise funds from additional financing. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. We may not be able to locate additional funding sources at all.

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

     OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

     The market price of Vertica Software common stock is likely to be highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Our shareholders may not be able to resell their shares of Vertica Software common stock following periods of volatility because of the market's adverse reaction to this volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical lows within the past 12 months and have reflected relative valuations substantially below historical levels. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

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


Item 2. Description of Property.

     We own no real property. Our executive and administrative offices are located at 106 E. Sixth Street, Suite 900, Austin, Texas. The telephone number is (512) 322-3900. The Company currently occupies office space provided by W.F. Mason & Associates, Inc., a company owned and operated by the President and CEO of the Company. There are no office lease obligations or rental costs to the Company at this time.

     From January 1, 2001 through January 31, 2002, the Company's executive and administrative offices were located at 5801 Christie Avenue, Suite 390, Emeryville, California. The Company leased approximately 4,344 square feet of office space under a 60-month lease, which commenced on December 1,1999. The monthly rent for the office space was $10,694.57. The lease was terminated by the lessor on January 31, 2002.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

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

                                                         Bid
                                                         ---
                         2000                     High          Low
                         ----                     ----          ----

                      1st Quarter                $3.125       $1.03125

                      2nd Quarter                $3.50        $0.843

                      3rd Quarter                $1.625       $0.625

                      4th Quarter                $1.19        $0.32

                         2001
                         ----

                      1st Quarter                $0.60        $0.343

                      2nd Quarter                $1.02        $0.72

                      3rd Quarter                $0.72        $0.15

                      4th Quarter                $0.20        $0.07

     The number of holders of record of our $0.0001 par value Common stock as of December 31, 2001 was approximately 600. We have never declared or paid any dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     The following summarizes the equity securities sold by the Company in 2001 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     On February 28, 2001, the Company issued to William F. Mason an unsecured convertible promissory note with an interest rate of 10% and in the amount of $200,000.

     On March 26, 2001, the Company issued to Mr. Mason an unsecured convertible promissory note with an interest rate of 10% and in the amount of $111,000.

     On April 16, 2001, the Company issued to Mr. Mason an unsecured convertible promissory note with an interest rate of 10% and in the amount of $60,000.

     On May 1, 2001, the Company issued to Mr. Mason an unsecured convertible promissory note with an interest rate of 10% and in the amount of $40,000.

     On May 14, 2001, the Company issued to Mr. Mason an unsecured convertible promissory note with an interest rate of 10% and in the amount of $60,000.

     On June 6, 2001, the Company issued to Mr. Mason an unsecured convertible promissory note with an interest rate of 10% and in the amount of $45,000.

     For each of the foregoing convertible promissory notes, the principal note balance plus accrued interest converts to common stock at a conversion price of $0.50 per share. As of April 12, 2002, none of the foregoing convertible promissory notes issued to Mr. Mason had been converted.

     During the quarter ending September 30, 2001, the Company issued to Paolin 50,000 shares of its common stock with a par value of $0.0001, at an average price of $0.50 per share.

     During the quarter ending September 30, 2001, the Company issued to Erick Ahrens 60,000 shares of its common stock with a par value of $0.0001, at an average price of $0.56 per share in lieu of receiving cash compensation.

     On March 1, 2001, the Company issued to Michael Ager ("Ager") 250,000 shares of the Company's common stock at an average price of $0.08 per share in connection with the Consulting Agreement entered into by and between the Company and Ager dated of even date therewith.

     On March 15, 2001, the Company issued to Stockbroker Associates Corporation ("Stockbroker") 100,000 shares of the Company's common stock at an average price of $0.08 per share in connection with the Consulting Agreement entered into by and between the Company and Stockbroker dated of even date therewith.

     During the year ended December 31, 2001, the Company issued 60,000 shares of its common stock to Jack Leutwyler and 20,000 shares of its common stock to Greg Mulkey, both share issuances at an average price of $0.08 per share and in consideration for consulting services performed for the Company.

     All of the foregoing convertible promissory notes and shares of common stock were issued under the exemption under Section 4(2) of the Securities Act and the regulations promulgated thereunder.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Some of the statements contained in this Form 10-KSB are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in "Risk Factors" under Item 1 above. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Registration Statement on form 10-SB, with amendments, for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission.

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

Results of operations:

     The Company realized a net loss from operations of $1,278,639 for the year ended December 31, 2001, compared to a realized net loss from operations of $1,398,639 for the year ended December 31, 2000. The Company has realized, since January 1, 1996 (inception) to December 31, 2001, a cumulative net loss from operations of $4,259,385. The Company had $3,762 in sales from operations for the year ended December 31, 2001, and cumulatively $57,887 for the period January 1, 1996 (Date of Inception) through December 31, 2001.

Plan of operation:

     Loss on operations for the Company for the years ended December 31,2001 and 2000(decreased)increased (15%) and 220%, respectively, from the prior years for the same periods. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales from company products.

     The Company has reduced its monthly operating expenses by eliminating salaries and overhead related to the development stage of its products. The Company also moved its Application Service Provider hardware and software platform to a lower cost, higher performance computer co-location facility.

     The resulting efforts has allowed the Company to focus more on marketing the products and developing strategic alliances with similar companies, and companies desiring to add Vertica's products to their business line.

Liquidity and Capital Resources:

     To date, our activities have been financed primarily through the sale of our common stock and promissory notes convertible into our common stock. We currently estimate that we will need approximately $500,000 in funds, in order to satisfy our estimated cash requirements over the next twelve months. We cannot assure you however, that we will be able to raise the necessary capital to fund the next twelve months of operations.

     Operating revenues are expected to be generated, but such revenues may not be substantial or in the amounts we expect. We anticipate that we will need these additional funds to implement our sales strategies, and to establish strategic alliances with other companies. We intend to raise such funds primarily through the sale of our equity or debt securities. There can be no assurance that we will be able to obtain such additional financing due to the recent downturn in the financial market, or whether the terms of such financing will be favorable to us. Failure to obtain such financing or failure to generate sufficient operating revenues from the sale of our initial products would have a material adverse effect on our business, financial condition and results of operations.

     During the year ended December 31, 2001, we received funds totaling $542,700 in the form of convertible promissory and demand notes. These notes bear interest at 10% and mature six months from the date of issuance. As of April 12, 2002, none of these notes have been converted.

     We are currently recasting the Company's personnel structure in order to enter the marketing phase of operations. The Company anticipates hiring one key employee familiar with its products to implement marketing plan. The Company plans to outsource all other technical support required.

Research and Development:

     We have released the following products and modules, which are available for licensing to potential customers:

         iComply Inventory module (released for licensing February 2000) iComply Communicator (released for licensing February 2000) iComply Transporter (released for licensing July 2000)
         Hazweb E-Commerce Marketplace

The   development  of  iComply   Processor  has  been  suspended   until  future
profitability from the existing products is obtained.

     While marketing these products, we will also be developing strategic alliances within our industry through target marketing opportunities and advertising. Web site maintenance expenses for the next twelve months are expected to be approximately $36,000.

Purchase of Significant Equipment:

     The Company does not expect to expend any funds for the purchase of equipment over the next twelve months.

Significant Change in Number of Employees

     If we are successful in obtaining additional funding, we intend to hire, during the next twelve months, one additional employee and outsource our marketing expenses which we have budgeted at $75,000.

Item 7. Financial Statements.

The consolidated financial statements of the Company are filed under this Item, beginning on Page F-1 of this Report

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the executive officers and directors as of December 31, 2001:

NAME                        AGE     POSITIONS AND OFFICES HELD

William F. Mason             54     President, Chief Executive Officer,
                                    Chief Financial Officer and Sole Director

William F. Mason has served as our President, Chief Executive Officer, Chief Financial Officer, and a director since October 2001. In 1998, Mr. Mason formed W.F. Mason & Associates, Inc., a consulting firm with an emphasis on industrial, chemical, agricultural and transportation companies, and continues to serve as its President and Chief Executive Officer. Prior to 1998, Mr. Mason served as the President and Chief Executive Officer for Bolidean Intertrade Inc. (later called Intertrade Holdings Inc.), an industrial, chemical, agricultural, manufacturing, marketing and trading company.

Item 10. Executive Compensation.

The following table sets forth the compensation paid by Vertica Software to its officers and directors for services rendered to the company during the fiscal years ending December 31, 1999, December 31, 2000 and December 31, 2001:

                                             SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                                                    ----------------------
                             Annual Compensation                       Awards            Payouts
                    ----------------------------------- -------------------------------  --------
     (a)       (b)     (c)      (d)         (e)              (f)             (g)            (h)            (i)
------------ -----  -------- -------  ----------------  ------------   ----------------  --------     ------------
  Name and                                               Restricted       Securities       LTIP         All Other
  Principal          Salary   Bonus     Other Annual        Stock         Underlying      Payouts     Compensation
  Position    Year     ($)     ($)    Compensation ($)   Award(s) ($)  Options/SARs (#)     ($)          ($)
------------ -----  -------- -------  ----------------  ------------   ----------------  --------     ------------
William F.
Mason CEO *   2001     -0-      -0-         -0-              -0-            -0-            -0-            -0-
------------ -----  -------- -------  ----------------  ------------   ----------------  --------     ------------
Hans          2001    62,928    -0-         -0-              -0-          166,000          -0-            -0-
Nehme,        2000   105,053    -0-         -0-              -0-          164,000          -0-            -0-
CEO **        1999   112,800    -0-         -0-              -0-          164,000          -0-            -0-

                                          Option Grants in Last Fiscal Year

                                                  Individual Grants
--------------------------------------------------------------------------------------------------------------------
      (a)                    (b)                             (c)                         (d)               (e)
------------       -----------------------     -------------------------------    ----------------   ---------------
                    Number of Securities
                   Underlying Options/SARs     % of Total Options/SARs Granted    Exercise or Base
     Name                Granted (#)             to Employees in Fiscal Year        Price ($/Sh)     Expiration Date
------------       -----------------------     -------------------------------    ----------------   ---------------
William F.                   -0-                             -0-                         -0-
Mason, CEO*
Hans Nehme,                164,000                           50%                     $0.28/share        9/29/2004
CEO **

* On October 19, 2001, William F. Mason was elected to the Board of Directors. On October 22, 2001, Mr. Mason was appointed to the positions of Chief Executive Officer, President and Chief Financial Officer.

** On October 22, 2001, Hans Nehme resigned as Chief Executive Officer, President, Chief Financial Officer and Director.

DIRECTOR COMPENSATION

     Our directors do not receive any cash compensation for their services as directors. It is anticipated that each non-employee director will be eligible to participate in our stock option plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to beneficial ownership of our common stock by:

         o each person who beneficially owns more than 5% of each class of stock;

         o        each of our executive officers;

         o        each of our directors;

         o        and all executive officers and directors as a group.

     The address of each stockholder listed in the table is c/o Vertica Software, Inc. 106 E. Sixth Street, Suite 900, Austin, Texas 78701. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The applicable percentage of ownership for each stockholder is based on 15,040,323 shares of common stock outstanding on December 31, 2001.

     William F. Mason received an option to purchase 200,000 shares of the Company's common stock at $0.60 cents per share. Through the Company's Employee Stock Purchase Plan, total option shares vested to Hans Nehme is 338,784; Erick Ahrens 87,808, and Nalini Frush 100,000. No stock appreciation rights were granted to any of the officers or directors of the Company.

TITLE OF CLASS             NAME OF BENEFICIAL                       AMOUNT AND NATURE
                                                                    OF PERCENT OF
                           OWNER (2)                                BENEFICIAL OWNERSHIP
                                                                    CLASS
Common Stock               Hans Nehme                    9,151,317(1)                     60.8%
Common Stock               William F. Mason                410,000                         2.7%
Common Stock               Erick F. Ahrens                      -0-                       -0-
Common Stock               John C. Leutwyler                60,000                         0.4%
Common Stock               Susan N. Hastings             9,151,317(1)                     60.8%
Common Stock               Nalini Rajender Frush                -0-                       -0-

Common Stock               All officers and directors    9,621,317(1)                     63.9%
                           as a group (6)

---------------------------------

     (1) Includes 8,680,000 shares owned of record by Mr. Nehme and 471,317 shares owned of record by Ms. Hastings. Mr. Nehme and Ms. Hastings are husband and wife.

     (2) Please see Item 10 regarding the resignation of certain officers and members of the Board of Directors as of October 19 and 22, 2001.

Item 12. Certain Relationships and Related Transactions.

     The Company issued six unsecured convertible promissory notes to William F. Mason, who is an officer and director of the Company, during 2001 as described under Item 5 above.

     In addition, the Company issued to Mr. Mason an unsecured convertible promissory note with an interest rate of 10% and in the amount of $61,000 on October 16, 2000; and an unsecured convertible promissory note with an interest rate of 10% and in the amount of $65,000 on November 2, 2000. For each of these notes, Mr. Mason was the note holder and the lender of the funds to the Company. As of April 12, 2002, none of the unsecured convertible promissory notes issued to Mr. Mason during 2000 and 2001 had been converted into common stock. Mr. Mason was elected to the Company's Board of Directors on October 19, 2001 and later appointed its interim President, Chief Executive Officer and Chief Financial Officer on October 22, 2001.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following Exhibits are filed as part of this report:

Exhibit No.       Description


3.1      Articles of Incorporation (1)

3.2      Articles of Amendment to the Articles of Incorporation (1)

3.3      Bylaws (1)

10.1 Lease Agreement dated as of December 1, 1999 between Company and Spieker Properties, L.P.(1)

10.2     Form of Convertible Promissory Note (2)

10.3 General Services Agreement dated October 1, 2000 between W.F. Mason & Associates and Vertica Software (3)

10.4     2000 Equity Incentive Plan (3)

10.5 Convertible Promissory Note for $200,000 issued to William F. Mason on February 28, 2001 (4)

10.6 Convertible Promissory Note for $111,000 issued to William F. Mason on March 26, 2001 (4)

10.7 Consulting Agreement dated March 1, 2001 between the Company and Michael Alger (4)

10.8 Consulting Agreement dated March 15, 2001 between the Company and Stockbroker Associates Corporation (4)

23.1     Consent of Randolph Scott & Company, Certified Public Accountants, Inc.

(1) Incorporated by reference from the Company's Amendment No. 1 to the Form 10-SB filed on February 28, 2000.

(2) Incorporated by reference from the Company's Amendment No. 2 to the Form 10-SB filed on March 9, 2000.

(3)      Incorporated  by reference  from the Company's  Form 10-KSB filed April
         17, 2001.

(4) Incorporated by reference from the Company's Form 10-QSB filed on May 15, 2001.

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K for the year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, Vertica Software, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VERTICA SOFTWARE, INC.

Dated:  April 12, 2002                           By: /s/ William F. Mason
                                                 ------------------------
                                                 William F. Mason, President,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

In accordance with requirements of the Exchange Act, this Annual Report has been signed by the following person in the capacities and on the date indicated.

SIGNATURE                                        TITLE
--------------                                   --------------

/s/ William F. Mason                             Sole Director, President,
--------------------------------                 Chief Executive Officer and
                                                 Chief Financial Officer


DATE: April 12, 2002

                                TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT.................................................F-1


FINANCIAL STATEMENTS

     Balance Sheets..........................................................F-2

     Statements of Operations................................................F-3

     Statement of Changes in Stockholders' Equity............................F-4

     Statements of Cash Flows................................................F-8


NOTES TO FINANCIAL STATEMENTS................................................F-9

Board of Directors
Vertica Software, Inc.
Emeryville, California



                          INDEPENDENT AUDITORS' REPORT



We have audited the accompanying balance sheets of Vertica Software, Inc., a Colorado corporation (the "Company"), formerly Perfection Development Corporation, (a development stage company) as of December 31, 2001, and 2000, and the related statements of operations, stockholders' equity, and cash flows for the period January 1, 1996 (inception) through December 31, 2001. On December 31, 1998, the Company acquired all of the outstanding capital stock of Vertica Software, Inc., a California corporation ("Vertica California") in a reverse acquisition merger. The merger has been accounted for as a capital acquisition as further described in the notes to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001, and 2000, and the results of its operations and its cash flows for the period January 1, 1996 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has incurred significant development stage losses and has a limited supply of cash resources, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Randolph Scott & Company
Certified Public Accountants, Inc.
San Anselmo, California
March 29, 2002

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                   December 31,      December 31,
                                                                                           2001             2000
                                   ASSETS                                             (Audited)        (Audited)
                                                                                    -----------      -----------
CURRENT ASSETS
    Cash and Cash Equivalents (Note 3)                                              $      --        $      --
    Prepaid Expenses                                                                       --                943
                                                                                    -----------      -----------
      TOTAL CURRENT ASSETS                                                                 --                943

EQUIPMENT, less accumulated depreciation of $81,665,
    and $ 57,130, respectively (Notes 3 and 5)                                           21,054           43,122

DEPOSITS                                                                                   --             10,000

                                                                                    -----------      -----------
         TOTAL ASSETS                                                               $    21,054      $    54,065
                                                                                    ===========      ===========

                              LIABILITIES AND
                            STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank Overdraft                                                                  $      --        $    20,185
    Current Portion of Capital Lease Obligations (Note 8)                                  --              4,246
    Accounts Payable and Other Accrued Expenses                                         628,054          284,438
    Wages Payable                                                                       343,967           20,414
    Payroll Taxes Payable                                                                26,757            1,562
    Stock Subscription                                                                     --             25,000
    Notes Payable (Note 6)                                                               91,300           65,300
                                                                                    -----------      -----------
      TOTAL CURRENT LIABILITIES                                                       1,090,078          421,145

CAPITAL LEASE OBLIGATIONS (Note 8)                                                         --               --

CONVERTIBLE PROMISSORY NOTES (Note 9)                                                   742,000          876,000

                                                                                    -----------      -----------
         TOTAL LIABILITIES                                                            1,832,078        1,297,145
                                                                                    -----------      -----------

COMMITMENTS (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, $ .001 par value, 3,000,000 shares authorized,
      -0- shares issued and outstanding                                                    --               --
    Common Stock, $ .0001 par value, 30,000,000 shares authorized;
      15,040,323 shares issued and outstanding at December 31, 2001, and 13,249,941 shares issued and outstanding at December 31,
      2000 respectively                                                                   1,504            1,324
    Paid in Capital                                                                   2,446,857        1,616,342
    Deficit accumulated during development stage                                     (4,259,385)      (2,860,746)
                                                                                    -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY                                                     (1,811,024)      (1,243,080)
                                                                                    -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    21,054      $    54,065
                                                                                    ===========      ===========

The accompanying notes are an integral part of these financial statements.

                              VERTICA SOFTWARE, INC
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         ( A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                Cumulative
                                                                                                   From
                                                                                                January 1,
                                                                                                   1996
                                                                                                 (Date of
                                                     For the               For the              Inception)
                                                    Year Ended           Year Ended                 to
                                                   December 31,         December 31,           December 31,
                                                       2001                 2000                   2001
                                                    (Audited)             (Audited)              (Audited)
                                                 -----------------   --------------------    ------------------
Total Revenue                                      $      3,762       $     54,125             $     57,887

Operating expenses:
        Product development                             411,018            579,833                1,386,826
        General and administrative                      877,850          1,069,649                2,681,037
                                                   ------------       ------------             ------------
                    Total operating expenses          1,288,868          1,649,482                4,067,863
                                                   ------------       ------------             ------------

Loss from operations                                 (1,285,106)        (1,595,357)              (4,009,976)

        Interest income                                       1                 31                    2,571
        Interest expense                               (112,984)           (61,054)                (252,174)
        Other income                                        250              3,208                    5,195
        Bad debt expense                                                      --                       (201)
                                                   ------------       ------------             ------------

Loss before income taxes                             (1,397,839)        (1,653,172)              (4,254,585)

Provision for income taxes (Note 10)                       (800)              (800)                  (4,800)
                                                   ------------       ------------             ------------

Net loss                                           $ (1,398,639)      $ (1,653,972)            $ (4,259,385)
                                                   ============       ============             ============

Net loss applicable to common stockholders         $ (1,398,639)      $ (1,653,972)            $ (4,259,385)
                                                   ============       ============             ============

Net loss per share ---basic                        $    (0.0985)      $    (0.1328)            $    (0.2999)
                                                   ============       ============             ============


Weighted average shares used in per share
        calculation---basic                          14,202,956         12,450,763               14,202,956
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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

             From January 1, 1996 (Inception) to December 31, 2001



                                                                                                            Deficit
                                                                                      Advance              Accumulated
                                                Preferred Stock     Common Stock        to                   During
                                               -----------------  ------------------  Stock-     Paid-in   Development
                                               Shares    Amount    Shares     Amount  holder     Capital      Stage      Total
                                               --------  -------  ----------  ------  --------   --------   ---------   ---------
BALANCE, DECEMBER 31, 1995                         --    $  --          --    $ --    $   --     $   --     $    --     $    --

January 1, 1996 (inception), shares issued at
    incorporation (Note 4)                         --       --     9,200,000     920      --          (70)       --           850

Net loss for the year ended December 31, 1996      --       --          --      --        --         --       (42,285)    (42,285)

                                               --------  -------  ----------  ------  --------   --------   ---------   ---------
BALANCE DECEMBER 31, 1996 (Audited)                --    $  --     9,200,000  $  920  $   --     $    (70)  $ (42,285)    (41,435)
                                               --------  -------  ----------  ------  --------   --------   ---------   ---------


Net loss for the year ended December 31, 1997      --       --          --      --        --         --      (176,605)   (176,605)

                                               --------  -------  ----------  ------  --------   --------   ---------   ---------
BALANCE DECEMBER 31, 1997 (Audited)                --    $  --     9,200,000  $  920  $   --     $    (70)  $(218,890)   (218,040)
                                               --------  -------  ----------  ------  --------   --------   ---------   ---------


December 31, 1998, Issuance of common stock
    pursuant to a reverse merger acquisition       --       --     1,300,000     130      --         (130)       --          --

December 31, 1998, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                             --       --        50,000       5      --       49,995        --        50,000

December 31, 1998, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                             --       --        50,000       5      --       49,995        --        50,000

    Advance to Stockholder                         --       --          --      --     (25,000)      --          --       (25,000)

Net loss for the year ended December 31, 1998      --       --          --      --        --         --      (235,335)   (235,335)

                                               --------  -------  ----------  ------  --------   --------   ---------   ---------
BALANCE DECEMBER 31, 1998 (Audited)                --    $  --    10,600,000  $1,060  $(25,000)  $ 99,790   $(454,225)   (378,375)
                                               --------  -------  ----------  ------  --------   --------   ---------   ---------

February 11, 1999, sale of common stock
    pursuant to a confidential subscription
    agreement  (Note 7)                            --       --        40,000       4      --       39,996        --        40,000

The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

             From January 1, 1996 (Inception) to December 31, 2001
                                     Deficit

                                                                                                            Deficit
                                                                                      Advance              Accumulated
                                                Preferred Stock     Common Stock        to                   During
                                               -----------------  ------------------  Stock-     Paid-in   Development
                                               Shares    Amount    Shares     Amount  holder     Capital      Stage      Total
                                               --------  -------  ----------  ------  --------   --------   ---------   ---------
February 11, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 1,876  (Note 7)            --       --      584,500      58     --         584,442          --      584,500

February 11, 1999, conversion of convertible
    promissory note to common stock  (Note 7)      --       --       41,433       5     --          42,653          --       42,658

February 24, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 75  (Note 7)               --       --       62,000       6     --          61,994          --       62,000

February 24, 1999, conversion of convertible
    promissory notes to common stock  (Note 7)     --       --       32,885       3     --          34,693          --       34,696

March 2, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 15  (Note 7)               --       --       15,000       1     --          14,999          --       15,000

March 25, 1999, conversion of convertible
    promissory note to common stock  (Note 7)      --       --       80,802       8     --          55,045          --       55,053

March 26, 1999, conversion of convertible
    promissory notes to common stock  (Note 7)     --       --      571,321      57     --          86,852          --       86,909

September 23, 1999, issuance of common
    stock for services  (Note 7)                   --       --       40,000       4     --              (4)         --         --

October 29, 1999, conversion of convertible
    promissory note to common stock  (Note 7)               --       10,000       1     --           9,999          --       10,000

Net loss for the year ended December 31, 1999      --       --         --      --       --            --        (752,549)  (752,549)

                                                -------  ------- ----------  ------  -------   -----------   -----------  ---------
BALANCE, DECEMBER 31, 1999 (Audited)               --    $  --   12,077,941  $1,207  (25,000)  $ 1,030,459   $(1,206,774) $(200,108)
                                                -------  ------- ----------  ------  -------   -----------   -----------  ---------

The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

              From January 1, 1996 (Inception) to December 31, 2001

                                                                                                            Deficit
                                                                                      Advance              Accumulated
                                                Preferred Stock     Common Stock        to                   During
                                               -----------------  ------------------  Stock-     Paid-in   Development
                                               Shares    Amount    Shares     Amount  holder     Capital      Stage      Total
                                               --------  -------  ----------  ------  --------   --------   ---------   ---------
Repayment of Stockholder's Advance                --      --          --       --     25,000       --          --         25,000

August 11, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement  (Note 7)                                   --          --    400,000       40    199,960        --        200,000

August 18, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement  (Note 7)                           --      --        35,000        3     --       17,497        --         17,500

August 30, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement  (Note 7)                           --      --       160,000       16     --       79,984        --         80,000

September 20, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement  (Note 7)                           --      --       120,000       12     --       59,988        --         60,000

September 27, 2000, conversion of convertible
    promissory notes to common stock  (Note 7)    --      --       327,000       33     --      163,467        --        163,500

October 3, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement  (Note 7)                           --      --       130,000       13     --       64,987        --         65,000

Net loss for the year ended December 31, 2000
    (Audited)                                     --      --          --       --       --         --    (1,653,972)  (1,653,972)
                                                ------  ------  ----------  -------  -------  ---------  ----------   ----------
BALANCE, DECEMBER 31, 2000 (Audited)              --      --    13,249,941    1,324     --    1,616,342  (2,860,746)  (1,243,080)
                                                ------  ------  ----------  -------  -------  ---------  ----------   ----------

The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

              From January 1, 1996 (Inception) to December 31, 2001
                                     Deficit

                                                                                                            Deficit
                                                                                      Advance              Accumulated
                                               Preferred Stock     Common Stock        to                   During
                                              -----------------  ------------------  Stock-     Paid-in   Development
                                              Shares    Amount    Shares     Amount  holder     Capital      Stage      Total
                                              --------  -------  ----------  ------  --------   --------   ---------   ---------
January 12, 2001, sale of common stock
   pursuant to a confidential
  subscription agreement  (Note 7)              --       --        50,000       5     --         24,995          --          25,000

January 12, 2001, conversion of
   convertible promissory notes to
   common stock  (Note 7)                       --       --       101,823      11     --        162,906          --         162,917

January 22, 2001, issuance of common stock
   in lieu of compensation (Note 7)             --       --        60,000       6     --         33,774          --          33,780

January 22, 2001, issuance of common stock
   through the Company's Employee Equity
   Incentive Plan (Notes 7 and 14)              --       --         1,875       1     --          1,055          --           1,056

March 20, 2001, issuance of common stock
   for consulting services (Note 7)             --       --       100,000      10     --         31,290          --          31,300

July 31, 2001, conversion of convertible
   promissory notes to common stock  (Note 7)   --       --     1,146,684     114     --        573,228          --         573,342

July 1, 2001, issuance of common stock for      --       --       330,000      33     --          3,267          --           3,300
   consulting services (Note 7)

Net loss for the year ended
   December 31, 2001 (Audited)                  --       --          --      --       --           --      (1,398,639)   (1,398,639)
                                              ------    ----  -----------  ------   ------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 2001 (Audited)            --      $--    15,040,323  $1,504    $--    $ 2,446,857   $(4,259,385)  $(1,811,024)
                                              ======    ====  ===========  ======   ======  ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                  Cumulative
                                                                                                                      From
                                                                                                                   January 1,
                                                                                                                      1996
                                                                                                                    (Date of
                                                                                For the           For the          Inception)
                                                                              Year Ended        Year Ended             to
                                                                             December 31,       December 31,       December 31,
                                                                                 2001              2000               2001
                                                                               (Audited)         (Audited)          (Audited)
                                                                             --------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                  $(1,398,639)     $(1,653,972)     $(4,259,385)

    Transactions not requiring cash:
       Depreciation                                                                24,535           33,793           81,665
    Changes in operating assets and liabilities:
       (Increase) decrease in employee advances                                      --               --               --
       (Increase) decrease in advance to stockholder                                 --             25,000             --
       (Increase) decrease in prepaid expenses                                        943            1,781             --
       (Increase) decrease in deposits                                             10,000             --               --
       Increase (decrease) in bank overdraft                                      (20,185)          20,185             --
       Increase (decrease) in wages payable                                       323,553             --            323,553
       Increase (decrease) in accounts payable and other accrued expenses         343,616          238,488          648,468
       Increase (decrease) in payroll taxes payable                                25,195            1,562           26,757
                                                                              -----------      -----------      -----------
         NET CASH (USED IN) OPERATING ACTIVITIES                                 (690,982)      (1,333,163)      (3,178,942)
                                                                              -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase/acquisition of equipment                                              (2,467)         (49,627)        (102,719)
                                                                              -----------      -----------      -----------
         NET CASH (USED IN) INVESTING ACTIVITIES                                   (2,467)         (49,627)        (102,719)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings/assumption on line of credit                                      --               --             26,300
    Net payments on line of credit                                                   --               --            (26,300)
    Proceeds/assumption of unsecured notes                                         26,700           65,300          112,700
    Net payments on unsecured notes                                                  (700)            --            (21,400)
    Proceeds, assumption on convertible debt                                      516,000          826,000        1,695,061
    Reduction of convertible promissory notes                                    (650,000)        (150,000)        (953,061)
    Conversion of convertible promissory notes into common
       stock (includes $ 86,259 of accrued interest)                              736,259          163,500        1,279,075
    Proceeds from stock subscriptions                                                --            447,500          447,500
    Redemption of stock subscriptions                                             (25,000)        (422,500)        (597,500)
    Issuance of common stock                                                       94,436          422,500        1,319,286
    Assumption of capital lease obligation                                           --               --             26,361
    Net payments on capital lease obligation                                       (4,246)          (6,000)         (26,361)
                                                                              -----------      -----------      -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                693,449        1,346,300        3,281,661
                                                                              -----------      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               0          (36,490)               0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       --             36,490             --
                                                                              -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $         0      $      --        $         0
                                                                              ===========      ===========      ===========

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:
       Interest                                                               $                $       776      $    18,824
       Taxes                                                                  $       800      $       800      $     4,000

NONCASH INVESTING AND FINANCING TRANSACTIONS:
    Common stock issued for consulting services                               $    34,600      $      --        $    74,600
    Common stock in lieu of compensation                                      $    33,780      $      --        $    33,780

The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $4,259,385 through December 31, 2001.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued

Liquidity

The Company has recurring operating losses since inception that have continued subsequent to December 31, 2001. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

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

The Company's plan to continue the marketing of its core products and commence sales operations through the year ending December 31, 2002 is solely dependent on additional funding through the sale of equitable securities or convertible promissory notes.


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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Equipment

As further discussed in Note 5, equipment is carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which is five years. Capitalized equipment leases are depreciated over the lesser of their estimated useful life or lease term.

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the Period January 1, 1996 (inception) through December 31, 2001.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the years ended December 31, 2001, and 2000 the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.

Fair Value of Financial Instruments

Cash, advances, prepaid expenses, notes payable, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long term debt obligations approximate fair value at the balance sheet date.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will required that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to early adopt SFAS 142 in 2002. The Company presently has no goodwill.

Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of July 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. At December 31, 2001, the Company had no derivative instruments, and has not engaged in any hedging activities.

The Securities and Exchange  Commission (SEC) issued Staff  Accounting  Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this SAB had no material impact on the financial position of the Company at December 31, 2001.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. Adoption of FIN 44 did not have a material impact on the financial condition of the Company at December 31, 2001.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


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


NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At December 31:                            2001            2000
                                         --------        --------

Computer and peripheral equipment        $102,719        $100,252

Less accumulated depreciation              81,665          57,130
                                         --------        --------
                                         $ 21,054        $ 43,122
                                         ========        ========


Total depreciation expense for the year ended December 31, 2001, and 2000 respectively was $ 24,535 and $33,793.



NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At December 31:                                          2001           2000
                                                       -------        -------

Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                 $49,800        $49,800

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                  15,500         15,500

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 6 - NOTES PAYABLE - (Continued)

At December 31:                                         2001           2000
                                                      -------        -------

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                 12,000              0

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                 14,000              0
                                                      -------        -------

                                                      $91,300        $65,300
                                                      =======        =======



NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK

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

During the year ended December 31, 1999, the Company converted convertible promissory notes totaling $ 229,316 (including accrued interest of $ 66,255) for 736,441 shares of its $ .0001 par value common stock at an average price of $ ..31 per share.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK - (Continued)

During the year ended December 31, 1999, the Company issued 40,000 shares of its $ .0001 par value common stock at $ 1.00 per share for outside consulting services.

During the year ended December 31, 2000, the Company converted convertible promissory notes totaling $ 163,500 (including accrued interest of $ 13,500) for 327,000 shares of its $ .0001 par value common stock at an average price of $ ..50 per share.

During the year ended December 31, 2000, the Company issued 715,000 shares of its $ .0001 common stock at an average price of $ .50 per share.

During the year ended December 31, 2000, the Company issued 130,000 shares of its $ .0001 common stock at an average price of $ .50 per share.

During the year ended December 31, 2001, the Company issued 50,000 shares of its $ .0001 common stock at an average price of $ .50 per share.

During the year ended December 31, 2001, the Company issued 60,000 shares of its $ .0001 par value common stock at an average price of $ .56 per share in lieu of compensation.

During the year ended December 31, 2001, the Company issued 1,875 shares of its $ .0001 par value common stock at an average price of $ .56 per share through the Company's Employee Equity Incentive Plan.

During the year ended December 31, 2001, the Company converted convertible promissory notes totaling $ 736,259 (including accrued interest of $ 67,600) for 1,248,507 shares of its $ .0001 par value common stock at an average price of $ ..59 per share.

During the year ended December 31, 2001, the Company issued 430,000 shares of its $ .0001 par value common stock at an average price per of $ .08 per share for consulting services.


NOTE 8 - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following :

At September 30:                                         2001          2000
                                                       ------        ------

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 360                  $    0        $2,529

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 250                       0         1,717
                                                       ------        ------
                                                            0         4,246

Less current portion                                        0         4,246
                                                       ------        ------

                                                       $    0        $    0
                                                       ======        ======

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 9 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted
of the following:

At December 31:                                         2001           2000
                                                      -------        -------

Convertible promissory note, unsecured
with interest at 10%. The agreement stipulates
the conversion rate of $ 1.60 per share of
common stock. The principal note balance
along with all accrued interest is payable
upon demand                                           $     0        $50,000

Convertible promissory note, unsecured
with interest at 10%. The agreement stipulates
the conversion rate of $ 1.60 per share of
common stock. The principal note balance
along with all accrued interest is payable
upon demand                                                 0         50,000

Convertible promissory note, unsecured
with interest at 10%. The agreement stipulates
the conversion rate of $ 1.60 per share of
common stock. The principal note balance
along with all accrued interest is payable
upon demand                                                 0         50,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                  50,000         50,000

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                  0        100,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                  0        100,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common stock
at a conversion price equal to 75% of the
closing sale price of the common stock as
reported on the OTCBB on the date of the
election to convert. The principal note
balance along with all accrued interest is
due and payable on demand                         61,000         61,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common stock
at a conversion price equal to 75% of the
closing sale price of the common stock as
reported on the OTCBB on the date of the
election to convert. The principal note
balance along with all accrued interest is
due and payable on demand                         65,000         65,000

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with
interest at 10%. The principal plus accrued
interest converts to common stock at a
conversion price of $ .50 a share.  The principal
note balance along with all accrued interest
is due and payable on demand                              111,000              0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common stock
at a conversion price of $ .50 a share.  The
principal note balance along with all accrued
interest is due and payable on demand                     200,000              0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common stock
at a conversion price of $ .50 a share.  The
principal note balance along with all accrued
interest is due and payable on demand                      60,000              0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common stock
at a conversion price of $ .50 a share.  The
principal note balance along with all accrued
interest is due and payable on demand                      40,000              0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common stock
at a conversion price of $ .50 a share.  The
principal note balance along with all accrued
interest is due and payable on demand                      60,000              0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common stock
at a conversion price of $ .50 a share.  The
principal note balance along with all accrued
interest is due and payable on demand                      45,000              0
                                                         --------       --------
                                                         $742,000       $876,000
                                                         ========       ========

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 10 - INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

For the year ended December 31:                     2001             2000
                                                  -------          -------

     U.S. federal statutory graduated rate          30.40%           34.00%
     State income tax rates net of federal
     benefits:
         Colorado                                    3.16%            3.18%
         California                                  6.10%            6.04%
       Net operating loss for which no tax
         benefit is currently available            (39.66%)         (43.22%)
                                                  -------          -------
                                                        0%               0%
                                                  =======          =======

         For the year ended December 31, 2001 the Company conducted its operations in California, which has an annual minimum tax of $800.


At December 31, 2001, 2000, 1999, 1998, 1997 and 1996, deferred taxes consisted of a net tax asset due to operating loss carry forwards of $1,398,639, $1,653,972, $752,549, $235,335, $176,605, and $42,285, respectively, which was fully allowed for, in the valuation allowance of $1,398,639, $1,653,972, $752,549, $235,335, $176,605, and $42,285, respectively. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in valuation allowance for the years ended December 31, 2001, 2000, 1999, 1998, 1997, and 1996 were $425,186, $503,164, $228,937, $28,679, $57,963, and $10,201, respectively. Net operating loss carry forwards will expire in 2011, 2012, 2013, 2014, 2015, and 2016.


NOTE 11 - EMPLOYEE BENEFIT PLAN

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 12 - RELATED PARTY TRANSACTION

During the year ended December 31, 2001, the Company had a consulting and financing agreement with a director of the Corporation. The agreement provided for a fee for service in the amount of $10,000 per month. The value of these services totaled $120,000 for the year ended December 31, 2001.

In consideration of funds received, the Company has issued eight separate convertible promissory notes payable to a director of the Corporation. Interest expense incurred amounted to $51,116 and $2,321 for the years ended December 31, 2001 and 2000 respectively.


NOTE 13 - COMMITMENTS

The Company has an operating lease for its office space. This property was vacated during the year ended December 31, 2001. As such, the leaser considers the lease terminated as of January 29, 2002. Future lease payments under the operating lease is summarized as follows:

     Year ending                                 Office
    December 31,                                  Space
--------------------                           -----------

       2002                                    $ 10,695
                                               ========

Total rent expense for the year ended December 31, 2001, and 2000 was $149,394, and $89,767, respectively.


NOTE 14 - STOCKHOLDER EQUITY

    (a) 2000 EQUITY INCENTIVE PLAN

On December 15, 2000, the Board of Directors authorized the 2000 Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 3,000,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. Under the Employee Plan, offerings were made in December of 2000. In January of 2001, the Company issued 1,875 shares of the authorized 3,000,000 shares at an average price of $.56 per share. The Company converted approximately $1,056 in accrued employee contributions into Stockholders Equity as a result.

  Stock Options Outstanding Under Incentive Plan:                               Price per Share
                                                                ------------------------------------------
                                                                                                Weighted
                                                  Shares                 Range                   Average
                                            ------------------  ---------------------       --------------
  Balance, December 31, 2000                       442,320          $ 0.25 - $ 0.28              $ 0.27
     Granted                                       331,250          $ 0.25 - $ 0.28              $ 0.26
     Exercised                                     (1,875)          $ 0.25 - $ 0.28              $ 0.25
     Cancelled                                           0          $ 0.25 - $ 0.28              $ 0.00
                                               -----------      ---------------------       --------------

  Balance, December 31, 2001                       771,695          $ 0.25 - $ 0.28              $ 0.26
                                               ===========      =====================       ==============

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2001


NOTE 14 - STOCKHOLDER EQUITY - (Continued)


    (b) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at December 31, 2001 was less than the warrants' prices.