Form 10QSB
period 2002-03-31
VERTICA SOFTWARE INC/CA
filed 2002-05-22
CIK 1079797

SEC 2334  Potential persons who are to respond to the collection of information
(6-00) contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                                                         OMB APPROVAL
                                                     OMB Number: 3235-0416
                                                     Expires: April 30,2003
                                                     Estimated average burden
                                                     hours per response: 32.00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-28813

                              Vertica Software Inc.
        (Exact name of small business issuer as specified in its charter)

             Colorado                             93-1192725
 (State or other jurisdiction of        (IRS Employer Identification No.)
  incorporation or organization)

                106 E. 6th Street, Suite 900 Austin, Texas 78701
                    (Address of principal executive offices)

                                 (512) 322-3900
                           (Issuer's telephone number)

 -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,013,657 shares of common stock as of March 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        /s/ William F. Mason, Director
                                        ----------------------------------
                                        Vertica Software, Inc. (Registrant)

Date: May 20, 2002

                                TABLE OF CONTENTS

FINANCIAL STATEMENTS

     Balance Sheets.............................................  F-1

     Statements of Operations...................................  F-2

     Statement of Changes in Stockholders' Equity...............  F-3

     Statements of Cash Flows...................................  F-7


NOTES TO FINANCIAL STATEMENTS...................................  F-8

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                  March 31,      March 31,
                                                                                    2002            2001
                      ASSETS                                                     (Unaudited)    (Unaudited)
                                                                                 -----------    -----------
CURRENT ASSETS
     Cash and Cash Equivalents (Note 3)                                         $        --    $    17,855
     Prepaid Expenses                                                               163,475            660
                                                                                -----------    -----------
        TOTAL CURRENT ASSETS                                                        163,475         18,515

EQUIPMENT, less accumulated depreciation of $ 85,714,
     and $ 64,386, respectively (Notes 3 and 5)                                      17,005         35,866

DEPOSITS                                                                                 --         10,000
                                                                                -----------    -----------
             TOTAL ASSETS                                                       $   180,480    $    64,381
                                                                                ===========    ===========

                 LIABILITIES AND
              STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current Portion of Capital Lease Obligations (Note 8)                      $        --    $     2,557
     Accounts Payable and Other Accrued Expenses                                    650,311        300,266
     Wages Payable                                                                  343,967             --
     Payroll Taxes Payable                                                           26,757          1,562
     Notes Payable (Note 6)                                                          91,300         91,300
                                                                                -----------    -----------
           TOTAL CURRENT LIABILITIES                                              1,112,335        395,685

CONVERTIBLE PROMISSORY NOTES (Note 9)                                               742,000      1,037,000
                                                                                -----------    -----------
             TOTAL LIABILITIES                                                    1,854,335      1,432,685
                                                                                -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT) (Note 13)
     Preferred Stock, $ .001 par value, 3,000,000 shares authorized,
       -0- shares issued and outstanding                                                 --             --
     Common Stock, $ .0001 par value, 30,000,000 shares authorized;
       16,013,657 shares issued and outstanding at March 31, 2002, and
       13,575,639 shares issued and outstanding at March 31, 2001, respectively       1,601          1,358
     Paid in Capital                                                              2,652,960      1,877,117
     Deficit accumulated during development stage                                (4,328,416)    (3,246,779)
                                                                                -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                                               (1,673,855)    (1,368,304)
                                                                                -----------    -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   180,480    $    64,381
                                                                                ===========    ===========


The accompanying notes are an integral part of these financial statements.

                              VERTICA SOFTWARE, INC
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                                Cumulative
                                                                                   From
                                                                                January 1,
                                                                                   1996
                                                                                 (Date of
                                                    Three Months Ended          Inception)
                                                         March 31,                  to
                                               ----------------------------      March 31,
                                                   2002             2001          2002
                                               (Unaudited)      (Unaudited)    (Unaudited)
                                               -----------      -----------    -----------
Total Revenue                                  $         --    $         --    $     57,887

Operating expenses:
            Product development                                     154,270       1,386,826
            General and administrative               47,636         223,013       2,728,673
                                               ------------    ------------    ------------
                    Total operating expenses         47,636         377,283       4,115,499
                                               ------------    ------------    ------------
Loss from operations                                (47,636)       (377,283)     (4,057,612)

            Interest income                              --              --           2,571
            Interest expense (Note 12)              (21,395)         (8,200)       (273,569)
            Other income                                 --             250           5,195
            Bad debt expense                             --              --            (201)
                                               ------------    ------------    ------------
Loss before income taxes                            (69,031)       (385,233)     (4,323,616)

Provision for income taxes (Note 10)                     --            (800)         (4,800)
                                               ------------    ------------    ------------
Net loss                                       $    (69,031)   $   (386,033)   $ (4,328,416)
                                               ============    ============    ============
Net loss applicable to common stockholders     $    (69,031)   $   (386,033)   $ (4,328,416)
                                               ============    ============    ============
Net loss per share---basic                     $    (0.0045)   $    (0.0287)   $    (0.2839)
                                               ============    ============    ============
Weighted average shares used in per share
     calculation---basic                         15,245,990      13,449,560      15,245,990
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

                            VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Stockholders' Equity

              From January 1, 1996 (Inception) to March 31, 2002

                                                                                                         Deficit
                                                                                                       Accumulated
                                    Preferred Stock      Common Stock                                     During
                                    ---------------     ----------------     Advance to      Paid-in   Development
                                    Shares   Amount     Shares    Amount     Stockholder     Capital      Stage         Total
                                    ------   ------     ------    ------     -----------     -------   -----------      -----
BALANCE, DECEMBER 31, 1995               -   $   -             -  $    -     $       -       $     -    $       -     $       -

January 1, 1996 (inception), shares
 issued at incorporation (Note 4)        -       -     9,200,000     920             -           (70)           -           850

Net loss for the year ended
 December 31, 1996                       -       -             -       -             -             -       (42,285)     (42,285)
                                    ------   -----    ----------  ------     ---------       -------     ---------    ---------
BALANCE DECEMBER 31, 1996 (Audited)      -   $   -     9,200,000  $  920     $       -       $   (70)    $ (42,285)   $ (41,435)
                                    ------   -----    ----------  ------     ---------       -------     ---------    ---------
Net loss for the year ended
 December 31, 1997                       -       -             -       -             -             -      (176,605)    (176,605)
                                    ------   -----    ----------  ------     ---------       -------     ---------    ---------
BALANCE DECEMBER 31, 1997 (Audited)      -   $   -     9,200,000  $  920     $       -       $   (70)     (218,890)    (218,040)
                                    ------   -----    ----------  ------     ---------       -------     ---------    ---------
December 31, 1998, Issuance of
 common stock pursuant to a reverse
 merger acquisition                      -       -     1,300,000     130             -          (130)            -            -

December 31, 1998, sale of common
 stock pursuant to a confidential
 subscription agreement (Note 7)         -       -        50,000       5             -        49,995             -       50,000

December 31, 1998, sale of common
 stock pursuant to a confidential
 subscription agreement (Note 7)         -       -        50,000       5             -        49,995             -       50,000

 Advance to Stockholder                  -       -             -       -       (25,000)            -             -      (25,000)

Net loss for the year ended
 December 31, 1998                       -       -             -       -             -             -      (235,335)    (235,335)
                                    ------   -----    ----------  ------     ---------       -------     ---------    ---------
BALANCE DECEMBER 31, 1998 (Audited)      -   $   -    10,600,000  $1,060       (25,000)      $99,790     $(454,225)   $(378,375)
                                    ------   -----    ----------  ------     ---------       -------     ---------    ---------
February 11, 1999, sale of common
 stock pursuant to a confidential
 subscription agreement (Note 7)        -        -        40,000       4             -        39,996             -       40,000

  The accompanying notes are an integral part of these financial statements.

                            VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Stockholders' Equity

              From January 1, 1996 (Inception) to March 31, 2002


                                                                                                         Deficit
                                                                                                       Accumulated
                                    Preferred Stock      Common Stock                                     During
                                    ---------------     ----------------     Advance to      Paid-in   Development
                                    Shares   Amount     Shares    Amount     Stockholder     Capital      Stage         Total
                                    ------   ------     ------    ------     -----------     -------   -----------      -----
February 11, 1999, sale of common
 stock in Private Placement
 Transactions, net of Offering
 costs of $1,876 (Note 7)               -         -      584,500      58             -        584,442            -     584,500

February 11, 1999, conversion of
 convertible promissory note
 to common stock (Note 7)               -         -       41,433       5             -         42,653            -      42,658

February 24, 1999, sale of common
 stock in Private Placement
 Transactions, net of Offering
 costs of $75 (Note 7)                  -         -       62,000       6             -         61,994            -      62,000

February 24, 1999, conversion of
 convertible promissory notes to
 common stock (Note 7)                  -         -       32,885       3             -         34,693            -      34,696

March 2, 1999, sale of common
  stock in Private Placement
 Transactions, net of Offering
 costs of $15 (Note 7)                  -         -       15,000       1             -         14,999            -      15,000

March 25, 1999, conversion of
 convertible promissory note
 to common stock (Note 7)               -         -       80,802       8             -         55,045            -      55,053

March 26, 1999, conversion of
 convertible promissory notes
 to common stock (Note 7)               -          -     571,321      57             -         86,852            -      86,909

September 23, 1999, issuance of
 common stock for services (Note 7)     -         -       40,000       4             -             (4)           -           -

October 29, 1999, conversion of
 convertible promissory note to
 common stock (Note 7)                  -         -       10,000       1             -          9,999            -      10,000

Net loss for the year ended
 December 31, 1999                      -         -            -       -             -              -     (752,549)   (752,549)
                                    -----    ------   ----------  ------       -------   ------------   ----------   ---------
 BALANCE, DECEMBER 31, 1999
 (Audited)                              -    $    -   12,077,941  $1,207       (25,000)  $  1,030,459  $(1,206,774)  $(200,108)
                                    -----    ------   ----------  ------       -------   ------------   ----------   ---------


  The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

               From January 1, 1996 (Inception) to March 31, 2002

                                                                                                             Deficit
                                                                                                           Accumulated
                                            Preferred Stock     Common Stock                                  During
                                            ---------------  -----------------   Advance to    Paid-in     Development
                                            Shares   Amount  Shares     Amount   Stockholder   Capital        Stage         Total
                                            ------   ------  ------     ------   -----------   -------     -----------      -----

Repayment of Stockholder's Advance              --     --         --       --       25,000         --             --        25,000

August 11, 2000, sale of common stock
 pursuant to a confidential subscription
 agreement  (Note 7)                            --     --      400,000       40                 199,960           --       200,000

August 18, 2000, sale of common stock
 pursuant to a confidential subscription
 agreement  (Note 7)                            --     --       35,000        3         --       17,497           --        17,500

August 30, 2000, sale of common stock
 pursuant to a confidential subscription
 agreement  (Note 7)                            --     --      160,000       16         --       79,984           --        80,000

September 20, 2000, sale of common stock
 pursuant to a confidential subscription
 agreement  (Note 7)                            --     --      120,000       12         --       59,988           --        60,000

September 27, 2000, conversion of convertible
 promissory notes to common stock  (Note 7)     --     --      327,000       33         --      163,467           --       163,500

October 3, 2000, sale of common stock
 pursuant to a confidential subscription
 agreement  (Note 7)                            --     --      130,000       13         --       64,987           --        65,000

Net loss for the year ended December 31, 2000
 (Audited)                                      --     --         --       --           --           --   (1,653,972)   (1,653,972)
                                               ---    ---   ----------  -------     ------    ---------   ----------    ----------
BALANCE, DECEMBER 31, 2000 (Audited)            --     --   13,249,941    1,324         --    1,616,342   (2,860,746)   (1,243,080)
                                               ---    ---   ----------  -------     ------    ---------   ----------    ----------


The accompanying notes are an integral part of these financial statements.

                            VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Stockholders' Equity

              From January 1, 1996 (Inception) to March 31, 2002




                                                                                                         Deficit
                                                                                                       Accumulated
                                    Preferred Stock      Common Stock                                     During
                                    ---------------     ----------------     Advance to      Paid-in   Development
                                    Shares   Amount     Shares    Amount     Stockholder     Capital      Stage         Total
                                    ------   ------     ------    ------     -----------     -------   -----------      -----
January 12, 2001, sale of
 common stock pursuant to a
 confidential subscription
 agreement (Note 7)                     -        -         50,000       5            -       24,005             -        25,000

January 12, 2001, conversion
 of convertible promissory
 notes to common stock
 (Note 7)                               -        -        101,823      11            -      162,906             -       162,917

January 22, 2001, issuance of
 common stock in lieu of
 compensation (Note 7)                  -        -         60,000       6            -       33,774             -        33,780

January 22, 2001, issuance of
 common stock through the
 Company's Employee Equity
 Incentive Plan (Notes 7 and 14)        -        -          1,875       1            -        1,055             -         1,056

March 20, 2001, issuance of
 common stock for consulting
 services (Note 7)                      -        -        100,000      10            -       31,290             -        31,300

July 31, 2001, conversion of
 convertible promissory notes
 to common stock (Note 7)               -        -      1,146,684     114            -      573,228             -       573,342

July 1, 2001, issuance of
 common stock for consulting
 services (Note 7)                      -        -        330,000      33            -        3,267             -         3,300

Net loss for the year ended
 December 31, 2001 (Audited)            -        -              -       -            -            -    (1,398,639)   (1,398,639)
                                     ----     ----     ----------  ------    ---------   ----------   -----------   -----------
BALANCE, DECEMBER 31, 2001
 (Audited)                              -        -     15,040,323  $1,504    $       -   $2,446,857   $(4,259,385)  $(1,811,024)
                                     ----     ----     ----------  ------    ---------   ----------   -----------   -----------
February 25, 2002, issuance
 of common stock for consulting
 services (Note 7)                      -        -        390,000      39            -       31,161             -        31,200

March 22, 2002, issuance of
 common stock for consulting
 services (Note 7)                      -        -        583,334      58            -      174,942             -       175,000

Net loss for the three months
 ended March 31, 2002 (Unaudited)       -        -              -       -            -            -       (69,031)      (69,031)
                                     ----     ----     ----------  ------    ---------    ---------   -----------   -----------
BALANCE, MARCH 31, 2000
 (Unaudited)                            -     $  -     16,013,657  $1,601    $       -   $2,652,960   $(4,328,416)  $(1,673,855)
                                     ====     ====     ==========  ======    =========   ==========   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                        Cumulative
                                                                                                                           From
                                                                                                                        January 1,
                                                                                                                           1996
                                                                                                                        (Date of
                                                                                      Three Months Ended                Inception)
                                                                                           March 31,                        to
                                                                              ----------------------------------         March 31,
                                                                                 2002                   2001               2002
CASH FLOWS FROM OPERATING ACTIVITIES                                          (Unaudited)            (Unaudited)        (Unaudited)
                                                                              -----------            -----------        -----------
 Net Loss                                                                     $   (69,031)         $  (386,033)         $(4,328,416)

 Transactions not requiring cash:
   Depreciation                                                                     4,049                7,256               85,714
 Changes in operating assets and liabilities:
   (Increase) decrease in employee advances                                            --                   --                   --
   (Increase) decrease in advance to stockholder                                       --                   --                   --
   (Increase) decrease in prepaid expenses                                       (163,475)                 283             (163,475)
   (Increase) decrease in deposits                                                     --                   --                   --
   Increase (decrease) in bank overdraft                                               --              (20,185)                  --
   Increase (decrease) in wages payable                                                --                   --              323,553
   Increase (decrease) in accounts payable and other
    accrued expenses                                                               22,257               (4,586)             670,725
   Increase (decrease) in payroll taxes payable                                        --                   --               26,757
                                                                              -----------          -----------          -----------
     NET CASH (USED IN) OPERATING ACTIVITIES                                     (206,200)            (403,265)          (3,385,142)
                                                                              -----------          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase/acquisition of equipment                                                     --                   --             (102,719)
                                                                              -----------          -----------          -----------
     NET CASH (USED IN) INVESTING ACTIVITIES                                           --                   --             (102,719)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings/assumption on line of credit                                           --                   --               26,300
 Net payments on line of credit                                                        --                   --              (26,300)
 Proceeds/assumption of unsecured notes                                                --               26,700              112,700
 Net payments on unsecured notes                                                       --                 (700)             (21,400)
 Proceeds, assumption on convertible debt                                              --              311,000            1,695,061
 Reduction of convertible promissory notes                                             --             (150,000)            (953,061)
 Conversion of convertible promissory notes into common
    stock (includes $ 86,259 of accrued interest)                                      --              162,917            1,279,075
 Proceeds from stock subscriptions                                                     --                   --              447,500
 Redemption of stock subscriptions                                                     --              (25,000)            (597,500)
 Issuance of common stock                                                         206,200               97,892            1,525,486
 Assumption of capital lease obligation                                                --                   --               26,361
 Net payments on capital lease obligation                                              --               (1,689)             (26,361)
                                                                              -----------          -----------          -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                    206,200              421,120            3,487,861
                                                                              -----------          -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              --               17,855                   --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         --                   --                   --
                                                                              -----------          -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $        --          $    17,855          $        --
                                                                              ===========          ===========          ===========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
      Interest                                                                $        --          $       137          $    18,824
      Taxes                                                                   $        --          $        --          $     4,000

NONCASH INVESTING AND FINANCING TRANSACTIONS:
     Common stock issued for consulting services                              $   206,200          $    31,300          $   280,800
     Common stock in lieu of compensation                                     $        --          $        --          $



The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $4,328,416 through March 31, 2002.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued

Liquidity

The Company has recurring operating losses since inception that have continued subsequent to March 31, 2002. The losses are primarily due to administrative infrastructure costs related to the financing and development of the Company's business.

The Company has not received any financing for the three months ended March 31, 2002.

The Company understands that the proceeds from any future bridge financing will not provide adequate funding to sustain the Company's operations. Permanent equity funding must be raised. There is no assurance that the funding will be raised, or that it will be sufficient to sustain operations until the Company begins generating positive cash flows.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the three months ended March 31, 2002, and 2001 the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.

Fair Value of Financial Instruments

Cash, prepaid expenses, notes payable, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long term debt obligations approximate fair value at the balance sheet date.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

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

NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At March 31:                                      2002            2001
                                                  ----            ----
Computer and peripheral equipment               $102,719        $100,252
Less accumulated depreciation                     85,714          64,386
                                                --------        --------
                                                $ 17,005        $ 35,866
                                                ========        ========

Total depreciation expense for the three months ended March 31, 2002, and 2001 respectively was $ 4,049 and $ 7,256.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At March 31:                                            2002       2001
                                                        ----       ----
Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                $49,800    $49,800

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                 15,500     15,500

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

NOTE 6 - NOTES PAYABLE - (Continued)

At March 31:                                           2002       2001
                                                       ----       ----
Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                12,000     12,000

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                14,000     14,000
                                                     -------    -------
                                                     $91,300    $91,300
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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

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

During the year ended December 31, 2001, the Company converted convertible promissory notes totaling $ 736,259 (including accrued interest of $ 67,600) for 1,248,507 shares of its $ .0001 par value common stock at an average price of $ .59 per share.

During the year ended December 31, 2001, the Company issued 430,000 shares of its $ .0001 par value common stock at an average price per of $ .08 per share for consulting services.

During the three months ended March 31, 2002, the Company issued 973,334 shares of its $ .0001 par value common stock at an average price per of $ .21 per share for consulting services.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following :

At March 31:                                            2002    2001
                                                        ----    ----
Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 360                   $ 0    $1,523

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 250                     0     1,717
                                                        ---    ------
                                                          0     2,557

Less current portion                                      0     2,557
                                                        ---    ------
                                                        $ 0    $    0
                                                        ===    ======

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

At March 31:                                        2002              2001
                                                    ----              ----

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand              50,000            50,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                   0           100,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                   0            50,000

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand                       0          100,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 75%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is due and payable on
demand                                                 61,000           61,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 75%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is due and payable on
demand                                                 65,000           65,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                     111,000          111,000

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                        200,000        200,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                         60,000              0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                         40,000              0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                         60,000              0

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                         45,000              0
                                                        --------     ----------
                                                        $742,000     $1,037,000
                                                        ========     ==========

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

NOTE 10 - INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

For the year ending and ended, respectively, December 31:

                                                      2002              2001
                                                      ----              ----

   U.S. federal statutory graduated rate             32.90%            30.40%
   State income tax rates net of federal
   benefits:
       Colorado                                       2.72%             3.16%
       California                                     0.00%             6.10%
     Net operating loss for which no tax
       benefit is currently available               (35.62%)          (39.66%)
                                                    ------            ------
                                                         0%                0%
                                                    ======            ======

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

NOTE 12 - RELATED PARTY TRANSACTION

During the year ended December 31, 2001, the Company had a consulting and financing agreement with a director of the Corporation. The agreement provided for a fee for service in the amount of $10,000 per month. The value of these services totaled $120,000 for the year ended December 31, 2001. No services were provided for the three months ended March 31, 2002 as the agreement terminated on December 31, 2001.

In consideration of funds received, the Company has issued eight separate convertible promissory notes payable to a officer and director of the Corporation. Interest expense for the three months ended March 31, 2002 and 2001 were $ 15,830 and $ 4,958, respectively.

                            VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2002

NOTE 13 - STOCKHOLDER EQUITY

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

  Stock Options Outstanding Under Incentive Plan:
                                                      Price per Share
                                             -------------------------------
                                                                   Weighted
                               Shares              Range            Average
                             ---------       ---------------       ---------
  Balance, December 31, 2001   771,695       $ 0.25 - $ 0.28        $ 0.26
     Granted                         0       $ 0.00 - $ 0.00        $ 0.00
     Exercised                       0       $ 0.00 - $ 0.00        $ 0.00
     Cancelled                       0       $ 0.00 - $ 0.00        $ 0.00
                               -------       ---------------        ------
  Balance, March 31, 2002      771,695       $ 0.25 - $ 0.28        $ 0.26
                               =======       ===============        ======

    (b) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at March 31, 2002 was less than the warrants' prices.