Form 10QSB
period 2002-06-30
VERTICA SOFTWARE INC/CA
filed 2002-08-20
CIK 1079797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the registrant filed all documents and reports required to befiled by Section l2, 13 or 15(d) of the Exchange Act after the distribution ofsecurities under a plan confirmed by a court. Yes { } No{}

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of commonequity, as of the latest practicable date: 17,909,492 shares ofcommon stock asof June 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes { } No {X}

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

(Registrant)

Date: August 19, 2002

                                TABLE OF CONTENTS


FINANCIAL STATEMENTS

     Balance Sheets ........................................    F-1

     Statements of Operations ..............................    F-2

     Statement of Changes in Stockholders' Equity ..........    F-3

     Statements of Cash Flows ..............................    F-7

NOTES TO FINANCIAL STATEMENTS ..............................    F-8

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Some of the statements contained in this Form 10-KSB are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in "Risk Factors" under Item 1 above. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Registration Statement on form 10-SB, with amendments, for the year ended December 31, 2001 and in the Company's other filings with the Securities and Exchange Commission.

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

Results of operations:

     The Company realized a net loss from operations of $120,231 and $ 189,262 for the three and six months ended June 30, 2002, compared to a realized net loss from operations of $332,278 and $ 718,311. The Company has realized, since January 1, 1996 (inception) to June 30, 2002, a cumulative net loss from operations of $4,4,448,647. The Company had $0 in sales from operations for the three and six months ended June 30, 2002, and cumulatively $57,887 for the period January 1, 1996 (Date of Inception) through June 30, 2002.

Plan of operation:

     Loss on operations for the Company for the three and six months ended
June 30, 2002(decreased)increased (276%) and (216%), respectively, from the prior years for the same periods. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales from company products.

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

     During the six months ended June 30, 2002, we received funds totaling $52,175 in the form of cash contributions in consideration of stock issued for consulting services and general support.

     We are currently recasting the Company's personnel structure in order to enter the marketing phase of operations. The Company anticipates hiring one key employee familiar with its products to implement marketing plan. The Company plans to outsource all other technical support required.

Research and Development:

     The Company has suspended all research and development at this time to focus on marketing existing products.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                 June 30       June 30
                                                                                  2002           2001
                                     ASSETS                                    (Unaudited)   (Unaudited)
                                     ------                                    -----------   -----------
CURRENT ASSETS
       Cash and Cash Equivalents (Note 3)                                     $     3,725    $        --
       Employee Advances                                                               --          5,800
       Prepaid Expenses                                                           159,279            377
                                                                              -----------    -----------
         TOTAL CURRENT ASSETS                                                     163,004          6,177
EQUIPMENT, less accumulated depreciation of $87,118,
       and $71,608, respectively (Notes 3 and 5)                                   15,601         31,111
DEPOSITS                                                                                          10,000
                                                                              -----------    -----------
           TOTAL ASSETS                                                       $   178,605    $    47,288
                                                                              ===========    ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES
       Current Portion of Capital Lease Obligations (Note 8)                  $        --    $       806
       Bank Overdraft                                                                  --          6,727
       Notes Payable (Note 6)                                                      91,300         91,300
       Accounts Payable and Other Accrued Expenses                                683,761        305,271
       Wages Payable                                                              343,967         93,083
       Payroll Taxes Payable                                                       26,757          8,683
                                                                              -----------    -----------
         TOTAL CURRENT LIABILITIES                                              1,145,785        505,870
CAPITAL LEASE OBLIGATIONS (Note 8)                                                     --             --
CONVERTIBLE PROMISSORY NOTES (Note 9)                                             742,000      1,242,000
                                                                              -----------    -----------
           TOTAL LIABILITIES                                                    1,887,785      1,747,870
                                                                              -----------    -----------
COMMITMENTS (Note 11)
STOCKHOLDERS' EQUITY (DEFICIT) (Note 12)
       Preferred Stock, $.001 par value, 3,000,000 shares authorized,
           -0- shares issued and outstanding                                           --             --
       Common Stock, $.0001 par value, 30,000,000 shares authorized;
           17,909,492 shares issued and outstanding at June 30, 2002, and 13,575,639 shares issued and outstanding at
           June 30, 2001, respectively                                              1,791          1,358
       Paid in Capital                                                          2,737,676      1,877,117
       Deficit accumulated during development stage                            (4,448,647)    (3,579,057)
                                                                              -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                            (1,709,180)    (1,700,582)
                                                                              -----------    -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   178,605    $    47,288
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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                 Cumulative From
                                                                                                    January 1,
                                                                                                       1996
                                         Three Months Ended              Six Months Ended            (Date of
                                               June 30                        June 30              Inception to
                                   ----------------------------     --------------------------       June 30,
                                       2002             2001            2002           2001            2002
                                   (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                   -----------      -----------     -----------    -----------    -------------
Total Revenue                     $         --    $         --    $         --    $         --    $     57,887

Operating expenses:
   Product development                      --         139,650              --         293,920       1,386,826
   General and administrative           98,755         178,949         146,391         401,962       2,827,428
                                  ------------    ------------    ------------    ------------    ------------
     Total operating expenses           98,755         318,599         146,391         695,882       4,214,254
                                  ------------    ------------    ------------    ------------    ------------
Loss from operations                   (98,755)       (318,599)       (146,391)       (695,882)     (4,156,367)

   Interest income                          --               1              --               1           2,571
   Interest expense                    (21,476)        (13,680)        (42,871)        (21,880)       (295,045)
   Other income                             --              --              --             250           5,195
   Bad debt expense                         --              --              --              --            (201)
                                  ------------    ------------    ------------    ------------    ------------
Loss before income taxes              (120,231)       (332,278)       (189,262)       (717,511)     (4,443,847)

Provision for income taxes
 (Note 10)                                  --              --              --            (800)         (4,800)
                                  ------------    ------------    ------------    ------------
Net loss                          $   (120,231)   $   (332,278)   $   (189,262)   $   (718,311)   $ (4,448,647)
                                  ============    ============    ============    ============    ============
Net loss applicable to common
 stockholders                     $   (120,231)   $   (332,278)   $   (189,262)   $   (718,311)   $ (4,448,647)
                                  ============    ============    ============    ============    ============
Net loss per share--basic         $    (0.0069)   $    (0.0245)   $    (0.0108)   $    (0.0532)   $    (0.2537)
                                  ============    ============    ============    ============    ============
Weighted average shares used in
 per share calculation--basic       17,532,202      13,575,639      17,532,202      13,512,948      17,532,202
                                  ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity
                From January 1, 1996 (Inception) to June 30, 2002

                                                                                                        Deficit
                                                                                                      Accumulated
                                    Preferred Stock         Common Stock                                 During
                                    ----------------      ----------------   Advance to   Paid-in     Development
                                    Shares    Amount      Shares    Amount   Stockholder  Capital        Stage        Total
                                    ------    ------      ------    ------   -----------  --------    ------------    -----
BALANCE, DECEMBER 31, 1995            --       $--           --     $  --     $   --      $  --      $     --    $     --

January 1, 1996 (inception),
 shares issued at
 incorporation (Note 4)               --        --      9,200,000       920       --          (70)         --             850

Net loss for the year ended
 December 31, 1996                    --        --           --        --         --         --         (42,285)      (42,285)
                                     ---       ---     ----------   -------   --------    -------    ----------    ----------
BALANCE DECEMBER 31, 1996 (Audited)   --       $--      9,200,000   $   920   $   --      $   (70)   $  (42,285)   $  (41,435)
                                     ---       ---     ----------   -------   --------    -------    ----------    ----------
Net loss for the year ended
 December 31, 1997                    --        --           --        --         --         --        (176,605)     (176,605)
                                     ---       ---     ----------   -------   --------    -------    ----------    ----------
BALANCE DECEMBER 31, 1997 (Audited)   --       $--      9,200,000   $   920   $   --      $   (70)   $ (218,890)   $ (218,040)
                                     ---       ---     ----------   -------   --------    -------    ----------    ----------
December 31, 1998, Issuance
 of common stock pursuant to a
 reverse merger acquisition           --        --      1,300,000       130       --         (130)         --            --

December 31, 1998, sale of common
 stock pursuant to a confidential
 subscription agreement (Note 7)      --        --         50,000         5       --       49,995          --          50,000

December 31, 1998, sale of common
 stock pursuant to a confidential
 subscription agreement (Note 7)      --        --         50,000         5       --       49,995          --          50,000

 Advance to Stockholder               --        --           --        --      (25,000)      --            --         (25,000)

Net loss for the year ended
 December 31, 1998                    --        --           --        --         --         --        (235,335)     (235,335)
                                     ---       ---     ----------   -------   --------    -------    ----------    ----------
BALANCE DECEMBER 31, 1998 (Audited)   --       $--     10,600,000   $ 1,060   $(25,000)   $99,790    $ (454,225)   $ (378,375)
                                     ---       ---     ----------   -------   --------    -------    ----------    ----------
February 11, 1999, sale of common
 stock pursuant to a confidential
 subscription agreement (Note 7)      --        --         40,000         4       --       39,996          --          40,000


   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity
                From January 1, 1996 (Inception) to June 30, 2002

                                                                                                               Deficit
                                                                                                             Accumulated
                                               Preferred Stock    Common Stock                                  During
                                               ---------------   ----------------  Advance to     Paid-in    Development
                                               Shares  Amount    Shares    Amount  Stockholder    Capital       Stage      Total
                                               ------  ------    ------    ------  -----------    -------    -----------   -----
February 11, 1999, sale of common stock
    in Private Placement Transactions, net
    of Offering costs of $1,876
    (Note 7)                                     --      --      584,500      58         --       584,442            --    584,500

February 11, 1999, conversion of
    convertible promissory note to common
    stock (Note 7)                               --      --       41,433       5         --        42,653            --     42,658

February 24, 1999, sale of common stock
    in Private Placement Transactions, net
    of Offering costs of $75 (Note 7)            --      --       62,000       6         --        61,994            --     62,000

February 24, 1999, conversion of
    convertible promissory notes to
    common stock (Note 7)                        --      --       32,885       3         --        34,693            --     34,696

March 2, 1999, sale of common stock in
    Private Placement Transactions, net
    of Offering costs of $15 (Note 7)            --      --       15,000       1         --        14,999            --     15,000

March 25, 1999, conversion of convertible
    promissory note to common stock
    (Note 7)                                     --      --       80,802       8         --        55,045            --     55,053

March 26, 1999, conversion of convertible
    promissory notes to common stock
    (Note 7)                                     --      --      571,321      57         --        86,852            --     86,909

September 23, 1999, issuance of common
    stock for services (Note 7)                  --      --       40,000       4         --            (4)           --         --

October 29, 1999, conversion of
    convertible promissory note to common
    stock (Note 7)                               --               10,000       1         --         9,999            --     10,000

Net loss for the year ended December 31, 1999    --      --           --      --         --            --      (752,549)  (752,549)
                                                ---     ---   ----------  ------    -------    ----------   -----------  ---------
BALANCE, DECEMBER 31, 1999 (Audited)             --     $--   12,077,941  $1,207    (25,000)   $1,030,459   $(1,206,774) $(200,108)
                                                ---     ---   ----------  ------    -------    ----------   -----------  ---------

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity
                From January 1, 1996 (Inception) to June 30, 2002

                                                                                                             Deficit
                                                                                                           Accumulated
                                          Preferred Stock      Common Stock                                   During
                                          ---------------    ---------------   Advance to      Paid-in    Development
                                          Shares  Amount     Shares   Amount   Stockholder     Capital        Stage       Total
                                          ------  ------     ------   ------   -----------     -------    ------------    -----
Repayment of Stockholder's Advance           -       -             -       -      25,000            -             -       25,000

August 11, 2000, sale of common
    stock pursuant to a confidential
    subscription agreement (Note 7)          -       -       400,000      40                  199,960             -      200,000

August 18, 2000, sale of common stock
    pursuant to a confidential
    subscription agreement (Note 7)          -       -        35,000       3           -       17,497             -       17,500

August 30, 2000, sale of common stock
    pursuant to a confidential
    subscription agreement (Note 7)          -       -       160,000      16           -       79,984             -       80,000

September 20, 2000, sale of common
    stock pursuant to a confidential
    subscription agreement (Note 7)          -       -       120,000      12           -       59,988             -       60,000

September 27, 2000, conversion of
    convertible promissory notes
    to common stock (Note 7)                 -       -       327,000      33           -      163,467             -      163,500

October 3, 2000, sale of common stock
    pursuant to a confidential
    subscription agreement (Note 7)          -       -       130,000      13           -       64,987             -       65,000

Net loss for the year ended
    December 31, 2000 (Audited)              -       -             -       -           -            -    (1,653,972)  (1,653,972)
                                           ---     ---    ----------   -----       -----    ---------    ----------   ----------
BALANCE, DECEMBER 31, 2000 (Audited)         -       -    13,249,941   1,324           -    1,616,342    (2,860,746)  (1,243,080)
                                           ---     ---    ----------   -----       -----    ---------    ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity
                From January 1, 1996 (Inception) to June 30, 2002
                                    Deficit


                                                                                                          Deficit
                                                                                                        Accumulated
                                              Preferred Stock     Common Stock                             During
                                              ---------------    --------------- Advance to   Paid-in   Development
                                              Shares   Amount    Shares   Amount Stockholder  Capital      Stage         Total
                                              ------   ------    ------   ------ -----------  -------   -----------      -----
January 12, 2001, sale of common stock
 pursuant to a confidential subscription
 agreement (Note 7)                              -        -      50,000       5       -         24,995            -        25,000

January 12, 2001, conversion of convertible
  promissory notes to common stock (Note 7)      -        -     101,823      11       -        162,906            -       162,917

January 22, 2001, issuance of common stock
  in lieu of compensation (Note 7)               -        -      60,000       6       -         33,774            -        33,780

January 22, 2001, issuance of common stock
 through the Company's Employee Equity
 Incentive Plan (Notes 7 and 14)                 -        -       1,875       1       -          1,055            -         1,056

March 20, 2001, issuance of common stock for
  consulting services (Note 7)                   -        -     100,000      10       -         31,290            -        31,300

July 31, 2001, conversion of convertible
  promissory notes to common stock  (Note 7)     -        -   1,146,684     114       -        573,228            -       573,342

July 1, 2001, issuance of common stock for
  consulting services (Note 7)                   -        -     330,000      33       -          3,267            -         3,300

Net loss for the year ended December 31, 2001
  (Audited)                                      -        -           -       -       -              -  (1,398,639)   (1,398,639)
                                               ---      ---  ----------  ------     ---    ----------- -----------   -----------
BALANCE, DECEMBER 31, 2001 (Audited)             -        -  15,040,323  $1,504     $ -    $ 2,446,857 $(4,259,385)  $(1,811,024)
                                               ---      ---  ----------  ------     ---    ----------- -----------   -----------
February 25, 2002, issuance of common stock
    for consulting services (Note 7)             -        -     390,000      39       -         31,161            -        31,200

March 22, 2002, issuance of common stock for
  consulting services (Note 7)                   -        -     583,334      58       -        174,942            -       175,000

April 18, 2002, issuance of common stock for
  consulting services (Note 7)                   -        -   1,687,500     169       -         59,737            -        59,906

April 19, 2002, issuance of common stock for
  legal services (Note 7)                        -        -     208,335      21       -         24,979            -        25,000

Net loss for the six months ended June 30,
    2002 (Unaudited)                             -        -           -       -       -              -    (189,262)     (189,262)
                                               ---      ---  ----------  ------     ---    ----------- -----------   -----------
BALANCE, JUNE 30, 2002 (Unaudited)               -      $ -  17,909,492  $1,791     $ -    $ 2,737,676 $(4,448,647)  $(1,709,180)
                                               ===      ===  ==========  ======     ===    =========== ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                               Cumulative From
                                                                                                  January 1,
                                                                                                     1996
                                                             Six Months Ended to                   (Date of
                                                                   June 30,                      Inception to)
                                                       --------------------------------            March 31,
                                                           2002                2001                  2002
CASH FLOWS FROM OPERATING ACTIVITIES                   (Unaudited)          (Unaudited)          (Unaudited)
                                                       -----------          -----------         -------------
Net Loss                                              $  (189,262)         $  (718,311)         $(4,448,647)
Transactions not requiring cash:
  Depreciation                                              5,453               14,478               87,118
Changes in operating assets and liabilities:
  (Increase) decrease in employee advances                   --                 (5,800)                --
  (Increase) decrease in advance to stockholder              --                   --                   --
  (Increase) decrease in prepaid expenses                (159,279)                 566             (159,279)
  (Increase) decrease in deposits                            --                   --                   --
  Increase (decrease) in bank overdraft                      --                (13,458)                --
  Increase (decrease) in wages payable                       --                 93,083              323,553
  Increase (decrease) in accounts payable and
   other accrued expenses                                  55,707                  419              704,175
  Increase (decrease) in payroll taxes payable               --                  7,121               26,757
                                                      -----------          -----------          -----------
    NET CASH (USED IN) OPERATING ACTIVITIES              (287,381)            (621,902)          (3,466,323)
                                                      -----------          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase/acquisition of equipment                          --                 (2,467)            (102,719)
                                                      -----------          -----------          -----------
    NET CASH (USED IN) INVESTING ACTIVITIES                  --                 (2,467)            (102,719)
                                                      -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings/assumption on line of credit                --                   --                 26,300
  Net payments on line of credit                             --                   --                (26,300)
  Proceeds/assumption of unsecured notes                     --                 26,700              112,700
  Net payments on unsecured notes                            --                   (700)             (21,400)
  Proceeds, assumption on convertible debt                   --                516,000            1,695,061
  Reduction of convertible promissory notes                  --               (150,000)            (953,061)
  Conversion of convertible promissory notes into
   common stock (includes $86,259 of accrued interest)       --                162,917            1,279,075
  Proceeds from stock subscriptions                          --                   --                447,500
  Redemption of stock subscriptions                          --                (25,000)            (597,500)
  Issuance of common stock                                291,106               97,892            1,610,392
  Assumption of capital lease obligation                     --                   --                 26,361
  Net payments on capital lease obligation                   --                 (3,440)             (26,361)
                                                      -----------          -----------          -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES             291,106              624,369            3,572,767
                                                      -----------          -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   3,725                 --                  3,725

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               --                   --                   --
                                                      -----------          -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $     3,725          $      --            $     3,725
                                                      ===========          ===========          ===========
Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:
  Interest                                            $      --            $        87          $    18,824
  Taxes                                               $      --            $       800          $     4,000

NONCASH INVESTING AND FINANCING TRANSACTIONS:
 Common stock issued for consulting services          $   266,941          $    31,300          $   341,541
 Common stock in lieu of compensation                 $      --            $      --            $      --


   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $4,448,647 through June 30, 2002.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued

Liquidity

The Company has recurring operating losses since inception that have continued subsequent to June 30, 2002. The losses are primarily due to administrative infrastructure costs related to the financing and development of the Company's business.

The Company has received $ 24,165 in financing for the six months ended June 30, 2002.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

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

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the Period January 1, 1996 (inception) through June 30, 2002.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the six months ended June 30, 2002, and 2001 the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.

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

Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of July 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. At June 30, 2002, the Company had no derivative instruments, and has not engaged in any hedging activities.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this SAB had no material impact on the financial position of the Company.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. Adoption of FIN 44 did not have a material impact on the financial condition of the Company.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002


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

NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At June 30:                                           2002              2001
                                                      ----              ----

Computer and peripheral equipment                 $ 102,719          $ 102,719

Less accumulated depreciation                        87,118             71,608
                                                  ----------         ---------
                                                  $  15,601          $  31,111
                                                  =========          =========


Total depreciation expense for the six months ended June 30, 2002, and 2001 respectively was $5,453 and $14,478.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At June 30:                                                2002          2001
                                                           ----          ----

Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                  $  49,800     $ 49,800

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                     15,500       15,500

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

NOTE 6 - NOTES PAYABLE - (Continued)

At June 30:                                               2002            2001
                                                          ----            ----

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                     12,000        12,000

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                     14,000        14,000
                                                      -----------    ----------
                                                      $    91,300    $   91,300
                                                      ===========    ==========


NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK

Sale and Issuance of Common Stock

On December 31, 1998, in connection with the reverse merger acquisition, the Company issued 1,300,000 shares of its $.0001 par value common stock in a recapitalization of the Company. The 1,300,000 shares consisted of the following:

       260,000 shares of its $.0001 par value common stock at $.25 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company received net proceeds of $60,500 after deducting offering costs of $4,500.

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

During the year ended December 31, 1999, the Company issued 661,500 shares of its $ .0001 par value common stock at $1.00 per share pursuant to Rule 504 of Regulation D of the Act for net proceeds of $661,500.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK - (Continued)

During the year ended December 31, 1999, the Company issued 40,000 shares of its $.0001 par value common stock at $1.00 per share for outside consulting services.

During the year ended December 31, 2000, the Company converted convertible promissory notes totaling $163,500 (including accrued interest of $13,500) for 327,000 shares of its $.0001 par value common stock at an average price of $.50 per share.

During the year ended December 31, 2000, the Company issued 715,000 shares of its $.0001 common stock at an average price of $.50 per share.

During the year ended December 31, 2000, the Company issued 130,000 shares of its $.0001 common stock at an average price of $.50 per share.

During the year ended December 31, 2001, the Company issued 50,000 shares of its $.0001 common stock at an average price of $.50 per share.

During the year ended December 31, 2001, the Company issued 60,000 shares of its $.0001 par value common stock at an average price of $.56 per share in lieu of compensation.

During the year ended December 31, 2001, the Company issued 1,875 shares of its $.0001 par value common stock at an average price of $.56 per share through the Company's Employee Equity Incentive Plan.

During the year ended December 31, 2001, the Company converted convertible promissory notes totaling $736,259 (including accrued interest of $67,600) for 1,248,507 shares of its $.0001 par value common stock at an average price of $.59 per share.

During the year ended December 31, 2001, the Company issued 430,000 shares of its $.0001 par value common stock at an average price per of $.08 per share for consulting services.

During the three months ended March 31, 2002, the Company issued 973,334 shares of its $.0001 par value common stock at an average price per of $.21 per share for consulting services.

During the three months ended June 30, 2002, the Company issued 1,895,835 shares of its $.0001 par value common stock at an average price per of $.045 per share for consulting and legal services.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

NOTE 8 - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following :

At June 30:                                             2002              2001
                                                        ----              ----
Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 360                    $    0         $   479

Capital lease obligation, secured by equipment,
with an effective interest rate of 14.9% and
approximate monthly payments of $ 250                         0             325
                                                         ------         -------
                                                              0             806

Less current portion                                          0             806
                                                         ------         -------
                                                         $    0         $     0
                                                         ======         =======

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

At June 30:                                    2002             2001
                                               ----             ----
Convertible promissory note,
unsecured with interest at
12%. The principal plus
accrued interest converts to
common stock at a conversion
price equal to 55% of the
closing sale price of the
common stock as reported on
the OTCBB on the date of the
election to convert. The
principal note balance along
with all accrued interest is
payable on demand                             50,000            50,000

Convertible promissory note,
unsecured with interest at
12%. The principal plus
accrued interest converts to
common stock at a conversion
price equal to 55% of the
closing sale price of the
common stock as reported on
the OTCBB on the date of the
election to convert. The
principal note balance along
with all accrued interest is
payable on demand                                  0           100,000

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

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

                             VERTICA SOFTWARE, INC.

                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note,
unsecured with interest at
10%. The principal plus
accrued interest converts to
common stock at a conversion
price of $.50 a share. The
principal note balance along
with all accrued interest is
due and payable on demand                   111,000           111,000

Convertible promissory note,
unsecured with interest at
10%. The principal plus
accrued interest converts to
common stock at a conversion
price of $.50 a share. The
principal note balance along
with all accrued interest is
due and payable on demand                   200,000           200,000

Convertible promissory note,
unsecured with interest at
10%. The principal plus
accrued interest converts to
common stock at a conversion
price of $.50 a share. The
principal note balance along
with all accrued interest is
due and payable on demand                    60,000            60,000

Convertible promissory note,
unsecured with interest at
10%. The principal plus
accrued interest converts to
common stock at a conversion
price of $.50 a share. The
principal note balance along
with all accrued interest is
due and payable on demand                    40,000            40,000

Convertible promissory note,
unsecured with interest at
10%. The principal plus
accrued interest converts to
common stock at a conversion
price of $.50 a share. The
principal note balance along
with all accrued interest is
due and payable on demand                    60,000           60,000

Convertible promissory note,
unsecured with interest at
10%. The principal plus
accrued interest converts to
common stock at a conversion
price of $.50 a share. The
principal note balance along
with all accrued interest is
due and payable on demand                    45,000           45,000
                                        -----------       ----------
                                        $   742,000       $1,242,000
                                        ===========       ==========

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

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

NOTE 12 - RELATED PARTY TRANSACTION

During the year ended December 31, 2001, the Company had a consulting and financing agreement with a director of the Corporation. The agreement provided for a fee for service in the amount of $10,000 per month. The value of these services totaled $120,000 for the year ended December 31, 2001. No services were provided for the six months ended June 30, 2002 as the agreement terminated on December 31, 2001.

In consideration of funds received, the Company has issued eight separate convertible promissory notes payable to a officer and director of the Corporation. Interest expense for the six months ended June 30, 2002 and 2001 were $18,323 and $18,105, respectively.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2002

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

  Stock Options Outstanding Under Incentive Plan:

                                                      Price per Share
                                                --------------------------
                                                                 Weighted
                                    Shares          Range         Average
                                   ---------    -------------    --------
  Balance, December 31, 2001         771,695    $0.25 - $0.28      $0.26
     Granted                               0    $0.00 - $0.00      $0.00
     Exercised                             0    $0.00 - $0.00      $0.00
     Cancelled                             0    $0.00 - $0.00      $0.00
                                   ---------    -------------      -----
  Balance, June 30, 2002             771,695    $0.25 - $0.28      $0.26
                                   =========    =============      =====


    (b) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $1.00 to $1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at June 30, 2002 was less than the warrants' prices.