Form 10QSB
period 2002-09-30
VERTICA SOFTWARE INC/CA
filed 2002-11-22
CIK 1079797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 17,909,492 shares of common stock as of September 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                Table of Contents

                                 Filing Sections

Document ................................................       1
Base ....................................................       1
Cover Page ..............................................       1
Signatures ..............................................       2
Table of Contents .......................................       3
Management Discussion ...................................       4
Financial Statement Item ................................       6
Balance Sheet ...........................................     F-1
Statement of Operations .................................     F-2
Shareholders Equity .....................................     F-3
Cashflow Statement ......................................     F-7
Financial Footnotes .....................................     F-8

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Some of the statements contained in this Form 10-KSB are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in "Risk Factors" under Item 1 above. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Registration Statement on form 10-SB, with amendments, for the year ended December 31, 2001 and in the Company's other filings with the Securities and Exchange Commission.

     About Vertica: Vertica Software produces HAZWEB with iComply(TM) regulatory compliance solutions and Web enabling technologies for the hazardous materials and hazardous waste industries. The company targets a wide variety of companies and organizations with its products, including oil & gas, chemical, petrochemical, hazardous waste, transportation and governmental agencies and municipal bodies. www.hazweb.com was designed to serve needs of companies and individuals that produce, use process, transport or dispose of all types of hazardous materials. The site provides news, information and application services that help address the environmental concerns of hazardous material professionals.

Results of operations:

     The Company realized a net loss from operations of $120,231 and $ 189,262 for the three and six months ended September 30, 2002, compared to a realized net loss from operations of $332,278 and $ 718,311. The Company has realized, since January 1, 1996 (inception) to September 30, 2002, a cumulative net loss from operations of $4,4,448,647. The Company had $0 in sales from operations for the three and six months ended September 30, 2002, and cumulatively $57,887 for the period January 1, 1996 (Date of Inception) through June 30, 2002.

Plan of operation:

     The company has retained two professional to execute the move from the Research and development stage to the marketing of the Vertica products. Press on October 1, 2002 announced the Charles Group and their related background and skill sets. On November 19, 2002 Vertica announced the addition of Susan Thompson and the marketing expertise that she brings to the new management coalition.

Vertica believes that these new additions will substantially move the time line forward for the sales and or placement of iComply(TM). This placement will generate the first sale and/or revenue for Vertica. The management team is working on the business model and projections to support the model and the sale efforts and will make that information available upon completion.

The new sales efforts, once the first client placement is completed, it is believed will offset the operational losses Vertica has experienced. However, if a sale or placement is not achieved Vertica will have to depend on additional funding through the sale of promissory notes convertible to common stock and/or the sale of common stock.

Liquidity and Capital Resources:

     To date, our activities have been financed primarily through the sale of our common stock and promissory notes convertible into our common stock. We currently estimate that we will need approximately $250,000 in funds, in order to satisfy our estimated cash requirements over the next twelve months. We cannot assure you however, that we will be able to raise the necessary capital to fund the next twelve months of operations should no sales/revenue be achieved.

     During the six months ended September 30, 2002, we received funds totaling $28,510.21 in the form of cash contributions in consideration of stock issued for consulting services and general support.

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

                            VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                                                                  September 30,  September
                                                                                      2002       30, 2001
                                                                                  ------------- -----------
                                                                                   (Unaudited)  (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents (Note 3)                                              $    20,282  $        --
   Employee Advances                                                                        --        5,800
   Prepaid Expenses                                                                    113,076          377
                                                                                   -----------  -----------
       TOTAL CURRENT ASSETS                                                            133,358        6,177
EQUIPMENT, less accumulated depreciation of $ 78,898, and $ 47,790,
  respectively (Notes 3 and 6)                                                          14,197       23,855
DEPOSITS                                                                                    --       10,000
                                                                                   -----------  -----------
       TOTAL ASSETS                                                                $   147,555  $    40,032
                                                                                   ===========  ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank Overdraft                                                                  $        --  $     4,900
   Accounts Payable and Other Accrued Expenses                                         739,521      382,643
   Wages Payable                                                                       343,967      349,767
   Payroll Taxes Payable                                                                26,757        8,683
   Notes Payable (Note 6)                                                               91,300       91,300
                                                                                   -----------  -----------
       TOTAL CURRENT LIABILITIES                                                     1,201,545      837,293
CONVERTIBLE PROMISSORY NOTES (Note 8)                                                  742,000      742,000
                                                                                   -----------  -----------
          TOTAL LIABILITIES                                                          1,943,545    1,579,293
                                                                                   -----------  -----------
SUBSEQUENT EVENT (Note 13)
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, $ .001 par value, 3,000,000 shares authorized, -0-- shares
     issued and outstanding                                                                 --           --
   Common Stock, $ .0001 par value, 30,000,000 shares authorized; 17,909,492 shares issued and outstanding at September 30, 2002, and 15,040,323 shares
     issued and outstanding at September 30, 2001, respectively                          1,791        1,504
   Paid in Capital                                                                   2,737,676    2,446,857
   Deficit accumulated during development stage                                     (4,535,457)  (3,987,622)
                                                                                   -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                                                   (1,795,990)  (1,539,261)
                                                                                   -----------  -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   147,555  $    40,032
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

                             VERTICA SOFTWARE, INC
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                          Cumulative
                                                                                             From
                                                                                          January 1,
                                        Three Months Ended         Nine Months Ended     1996 (Date of
                                           September 30              September 30        Inception) to
                                     ------------------------  ------------------------  September 30,
                                        2002         2001         2002         2001          2002
                                     (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
                                     -----------  -----------  -----------  -----------  -------------
Total Revenue                        $        --  $     3,762  $            $     3,762   $    57,887
Operating expenses:
   Product development                        --      144,245           --      419,732     1,386,826
   General and administrative             65,334      194,740      211,725      615,134     2,892,762
                                     -----------  -----------  -----------  -----------   -----------
       Total operating expenses           65,334      338,985      211,725    1,034,866     4,279,588
                                     -----------  -----------  -----------  -----------   -----------
Loss from operations                     (65,334)    (335,223)    (211,725)  (1,031,104)   (4,221,701)
   Interest income                            --           --           --            1         2,571
   Interest expense                      (21,476)     (73,342)     (64,347)     (95,223)     (316,521)
   Other income                               --           --           --          250         5,195
   Bad debt expense                           --           --           --           --          (201)
                                     -----------  -----------  -----------  -----------   -----------
Loss before income taxes                 (86,810)    (408,565)    (276,072)  (1,126,076)   (4,530,657)
Provision for income taxes (Note 9)           --           --           --         (800)       (4,800)
                                     -----------  -----------  -----------  -----------   -----------
Net loss                             $   (86,810) $  (408,565) $  (276,072) $(1,126,876)  $(4,535,457)
                                     ===========  ===========  ===========  ===========   ===========
Net loss applicable to common
  stockholders                       $   (86,810) $  (408,565) $  (276,072) $(1,126,876)  $(4,535,457)
                                     ===========  ===========  ===========  ===========   ===========
Net loss per share--basic            $   (0.0048) $   (0.0285) $   (0.0165) $   (0.0817)  $   (0.2713)
                                     ===========  ===========  ===========  ===========   ===========
Weighted average shares used in per
  share calculation--basic            17,909,492   14,335,940   16,719,948   13,790,293    16,719,948
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

                             VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

             From January 1, 1996 (Inception) to September 30, 2002

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               During
                                         Preferred Stock        Common Stock      Advance to    Paid-in     Development
                                       Shares      Amount    Shares      Amount   Stockholder   Capital        Stage       Total
                                       ------      ------    ------      ------   -----------   --------  ------------     -----
BALANCE, DECEMBER 31, 1995                 --      $   --           --   $    --  $        --   $     --   $        --   $      --
January 1, 1996 (inception),
 shares issued at incorporation
 (Note 4)                                  --      $   --    9,200,000   $   920  $        --   $    (70)  $        --   $      850

Net loss for the year ended
 December 31, 1996                         --          --           --        --           --         --       (42,285)     (42,285)
                                        -----      ------   ----------   -------  -----------   --------   -----------   ----------
BALANCE DECEMBER 31, 1996
 (Audited)                                 --      $   --    9,200,000   $   920  $        --   $    (70)  $   (42,285)  $  (41,435)
                                        -----      ------   ----------   -------  -----------   --------   -----------   ----------
Net loss for the year ended
 December 31, 1997                         --          --           --        --           --         --      (176,605)    (176,605)
                                        -----      ------   ----------   -------  -----------   --------   -----------   ----------
BALANCE DECEMBER 31, 1997
 (Audited)                                 --      $   --    9,200,000   $   920  $        --   $    (70)  $  (218,890)  $ (218,040)
                                        -----      ------   ----------   -------  -----------   --------   -----------   ----------
December 31, 1998, Issuance of
 common stock pursuant to a
 reverse merger acquisition                --          --    1,300,000       130           --       (130)           --           --

December 31, 1998, sale of common
 stock pursuant to a confidential
 subscription agreement (Note 7)           --          --       50,000         5           --     49,995            --       50,000

December 31, 1998, sale of common
 stock pursuant to a confidential
 subscription agreement (Note 7)           --          --       50,000         5           --     49,995            --       50,000

Advance to Stockholder                     --          --           --        --      (25,000)        --            --      (25,000)

Net loss for the year ended
 December 31, 1998                         --          --           --        --           --         --      (235,335)    (235,335)
                                        -----      ------   ----------   -------  -----------   --------   -----------   ----------
BALANCE DECEMBER 31, 1998
 (Audited)                                 --      $   --   10,600,000   $ 1,060  $   (25,000)  $ 99,790      (454,225)  $ (378,375)
                                        -----      ------   ----------   -------  -----------   --------   -----------   ----------
February 11, 1999, sale of common
 stock pursuant to a confidential
 subscription agreement (Note 7)           --          --       40,000         4           --     39,996            --       40,000

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

             From January 1, 1996 (Inception) to September 30, 2002


                                                                                                               Deficit
                                                                                                             Accumulated
                                                 Preferred Stock     Common Stock                               During
                                                 ---------------    --------------    Advance to    Paid-in  Development
                                                 Shares  Amount     Shares  Amount    Stockholder    Capital    Stage      Total
                                                 ------  ------     ------  ------    -----------   -------- ------------  -----
February 11, 1999, sale of common stock
  in Private Placement Transactions, net of
  Offering costs of $1,876 (Note 7)               -       -       584,500       58            -      584,442            -   584,500

February 11, 1999, conversion fo convertible
  promissory note to common stock (Note 7)        -       -        41,433        5            -       42,653            -    42,658

February 24, 1999, safe of common stock
  in Private Placement Transaction, net of
  Offering costs of $75 (Note 7)                  -       -        62,000        6            -       61,994            -    62,000

February 24, 1999, conversion of convertible
  promissory notes to common stock (Note 7)       -       -        32,885        3            -       34,693            -    34,696

March 2, 1999, sale of common stock
  in Private Placement Transactions, net of
  Offering costs of $15 (Note 7)                  -       -        15,000        1            -       14,999            -    15,000

March 25, 1999, conversion of convertible
  promissory note to common stock (Note 7)        -       -        80,802        8            -       55,045            -    55,053

March 26, 1999, conversion of convertible
  promissory note to common stock (Note 7)        -       -       571,321       57            -       86,852            -    86,909

September 23, 1999, issuance of common
  stock for services (Note 7)                     -       -        40,000        4            -           (4)           -         -

October 29, 1999, conversion of convertible
  promissory note to common stock (Note 7)        -       -        10,000        1            -        9,999            -    10,000

Net loss for the year ended December 31, 1999     -       -             -        -            -            -     (752,549) (752,549)
                                              ------  ------   ----------   ------    ---------   ---------- ------------ ---------
BALANCE, DECEMBER 31, 1999 (Audited)              -   $   -    12,077,941   $1,207      (25,000)  $1,030,459 $(1,206,774) $(200,108)
                                              ------  ------   ----------   ------    ---------   ---------- ------------ ---------


   The accompanying notes are an integral part of these financial statements.

                            VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Stockholders' Equity

            From January 1, 1996 (Inception) to September 30, 2002

                                                                                                    Deficit
                                                                                                  Accumulated
                                          Preferred Stock   Common Stock                            During
                                          --------------- ----------------- Advance to   Paid-in  Development
                                          Shares  Amount    Shares   Amount Stockholder  Capital     Stage       Total
                                          ------  ------  ---------- ------ ----------- --------- ----------- ----------
Repayment of Stockholder's Advance          --      --            --    --    25,000           --         --      25,000
August 11, 2000, sale of common stock
  pursuant to a confidential subscription
  agreement (Note 7)                        --      --       400,000    40                199,960         --     200,000
August 18, 2000, sale of common stock
  pursuant to a confidential subscription
  agreement (Note 7)                        --      --        35,000     3        --       17,497         --      17,500
August 30, 2000, sale of common stock
  pursuant to a confidential subscription
  agreement (Note 7)                        --      --       160,000    16        --       79,984         --      80,000
September 20, 2000, sale of common
  stock pursuant to a confidential
  subscription agreement (Note 7)           --      --       120,000    12        --       59,988         --      60,000
September 27, 2000, conversion of
  convertible promissory notes to
  common stock (Note 7)                     --      --       327,000    33        --      163,467         --     163,500
October 3, 2000, sale of common stock
  pursuant to a confidential subscription
  agreement (Note 7)                        --      --       130,000    13        --       64,987         --      65,000
Net loss for the year ended
  December 31, 2000 (Audited)               --      --            --    --        --           -- (1,653,972) (1,653,972)
                                         -----   -----    ---------- -----    ------    --------- ----------  ----------
BALANCE, DECEMBER 31, 2000
  (Audited)                                 --      --    13,249,941 1,324        --    1,616,342 (2,860,745) (1,243,080)
                                         -----   -----    ---------- -----    ------    --------- ----------  ----------

  The accompanying notes are an integral part of these financial statements.

                            VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Stockholders' Equity

            From January 1, 1996 (Inception) to September 30, 2002

                                                                                              Deficit
                                                                                            Accumulated
                                   Preferred Stock   Common Stock                             During
                                   --------------- ----------------- Advance to   Paid-in   Development
                                   Shares  Amount    Shares   Amount Stockholder  Capital      Stage        Total
                                   ------  ------  ---------- ------ ----------- ---------- -----------  -----------
January 12, 2001, sale of common
  stock pursuant to a confidential
  subscription agreement (Note 7)    --      --        50,000      5      --         24,995          --       25,000
January 12, 2001, conversion of
  convertible promissory notes to
  common stock (Note 7)              --      --       101,823     11      --        162,906          --      162,917
January 22, 2001, issuance of
  common stock in lieu of
  compensation (Note 7)              --      --        60,000      6      --         33,774          --       33,780
January 22, 2001, issuance of
  common stock through the
  Company's Employee Equity
  Incentive Plan (Notes 7 and 14)    --      --         1,875      1      --          1,055          --        1,056
March 20, 2001, issuance of
  common stock for consulting
  services (Note 7)                  --      --       100,000     10      --         31,290          --       31,300
July 31, 2001, conversion of
  convertible promissory notes to
  common stock (Note 7)              --      --     1,146,684    114      --        573,228          --      573,342
July 1, 2001, issuance of common
  stock for consulting services
  (Note 7)                           --      --       330,000     33     --           3,267          --        3,300
Net loss for the year ended
  December 31, 2001 (Audited)        --      --            --     --      --             --  (1,398,639)  (1,398,639)
                                  -----   -----    ---------- ------   -----     ---------- -----------  -----------
BALANCE, DECEMBER 31,
  2001 (Audited)                     --      --    15,040,323 $1,504      --     $2,446,857 $(4,259,385) $(1,811,024)
                                  -----   -----    ---------- ------   -----     ---------- -----------  -----------
February 25, 2002, issuance of
  common stock for consulting
  services (Note 7)                  --      --       390,000     39      --         31,161          --       31,200
March 22, 2002, issuance of
  common stock for consulting
  services (Note 7)                  --      --       583,334     58      --        174,942          --      175,000
April 18, 2002, issuance of
  common stock for consulting
  services (Note 7)                  --      --     1,687,500    169      --         59,737          --       59,906
April 19, 2002, issuance of
  common stock for legal services
  (Note 7)                           --      --       208,335     21      --         24,979          --       25,000
Net loss for the nine months ended
  September 30, 2002
  (Unaudited)                        --      --            --     --      --             --    (276,072)    (276,072)
                                  -----   -----    ---------- ------   -----     ---------- -----------  -----------
BALANCE, SEPTEMBER 30,
  2002 (Unaudited)                   --   $  --    17,909,492  1,791   $  --     $2,737,676 $(4,535,457) $(1,795,990)
                                  =====   =====    ========== ======   =====     ========== ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                            VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

                                                                                        Cumulative
                                                                                           From
                                                                                        January 1,
                                                                 Nine Months Ended     1996 (Date of
                                                                   September 30,       Inception) to
                                                              -----------------------  September 30,
                                                                 2002        2001          2002
                                                              (Unaudited) (Unaudited)   (Unaudited)
                                                              ----------- -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                      $(276,072) $(1,126,876)  $(4,535,457)
 Transactions not requiring cash:
   Depreciation                                                    6,857       21,734        88,522
 Changes in operating assets and liabilities:
   (Increase) decrease in employee advances                           --       (5,800)           --
   (Increase) decrease in advance to stockholder                      --           --            --
   (Increase) decrease in prepaid expenses                      (113,076)         566      (113,076)
   (Increase) decrease in deposits                                    --           --            --
   Increase (decrease) in bank overdraft                              --      (15,285)           --
   Increase (decrease) in wages payable                               --      316,759       323,553
   Increase (decrease) in accounts payable and other accrued
     expenses                                                    111,467      110,799       759,935
   Increase (decrease) in payroll taxes payable                       --        7,121        26,757
                                                               ---------  -----------   -----------
       NET CASH (USED IN) OPERATING ACTIVITIES                  (270,824)    (690,982)   (3,449,766)
                                                               ---------  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase/acquisition of equipment                                    --       (2,467)     (102,719)
                                                               ---------  -----------   -----------
       NET CASH (USED IN) INVESTING ACTIVITIES                        --       (2,467)     (102,719)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings/assumption on line of credit                          --           --        26,300
 Net payments on line of credit                                       --           --       (26,300)
 Proceeds/assumption of unsecured notes                               --       26,700       112,700
 Net payments on unsecured notes                                      --         (700)      (21,400)
 Proceeds, assumption on convertible debt                             --      516,000     1,695,061
 Reduction of convertible promissory notes                            --     (650,000)     (953,061)
 Conversion of convertible promissory notes into common
   stock (includes $86,259 of accrued interest)                       --      736,259     1,279,075
 Proceeds from stock subscriptions                                    --           --       447,500
 Redemption of stock subscriptions                                    --      (25,000)     (597,500)
 Issuance of common stock                                        291,106       94,436     1,610,392
 Assumption of capital lease obligation                               --           --        26,361
 Net payments on capital lease obligation                             --       (4,246)      (26,361)
                                                               ---------  -----------   -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                 291,106      693,449     3,572,767
                                                               ---------  -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         20,282           --        20,282
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        --           --            --
                                                               ---------  -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  20,282  $        --   $    20,282
                                                               =========  ===========   ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                                                    $      --  $        --   $    18,824
   Taxes                                                       $      --  $       800   $     4,000
NONCASH INVESTING AND FINANCING TRANSACTIONS:
 Common stock issued for consulting services                   $ 266,941  $    34,600   $   341,541
 Common stock in lieu of compensation                          $      --  $        --   $    33,780

  The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002


NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $4,535,457 through September 30, 2002.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002


NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued

Liquidity

The Company has recurring operating losses since inception that have continued subsequent to September 30, 2002. The losses are primarily due to administrative infrastructure costs related to the financing and development of the Company's business.

The Company has received $ 52,675 in financing for the nine months ended September 30, 2002.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002


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

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the Period January 1, 1996 (inception) through September 30, 2002.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the nine months ended September 30, 2002, and 2001 the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.

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

Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of July 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. At September 30, 2002, the Company had no derivative instruments, and has not engaged in any hedging activities.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002


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


NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At September 30:                                   2002               2001
                                                ---------           --------
Computer and peripheral equipment               $102,719            $102,719

Less accumulated depreciation                     88,522              78,864
                                                --------            --------
                                                $ 14,197            $ 23,855
                                                ========            ========

Total depreciation expense for the nine months ended September 30, 2002, and 2001 respectively was $ 6,857 and $ 21,734.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At September 30                                            2002         2001
                                                         --------     --------
Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                   $ 49,800     $49,800

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                     15,500      15,500

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002


NOTE 6 - NOTES PAYABLE - (Continued)

At September 30:                                         2002         2001
                                                        ------      -------
Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                  12,000       12,000

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                  14,000       14,000
                                                      --------    ---------
                                                      $ 91,300    $  91,300
                                                      ========    =========


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

During the year ended December 31, 1999, the Company converted convertible promissory notes totaling $ 229,316 (including accrued interest of $ 66,255) for 736,441 shares of its $ .0001 par value common stock at an average price of $.31 per share.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002


NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK - (Continued)

During the year ended December 31, 1999, the Company issued 40,000 shares of its $ .0001 par value common stock at $ 1.00 per share for outside consulting services.

During the year ended December 31, 2000, the Company converted convertible promissory notes totaling $ 163,500 (including accrued interest of $ 13,500) for 327,000 shares of its $ .0001 par value common stock at an average price of $.50 per share.

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

During the year ended December 31, 2001, the Company converted convertible promissory notes totaling $ 736,259 (including accrued interest of $ 67,600) for 1,248,507 shares of its $ .0001 par value common stock at an average price of $.59 per share.

During the year ended December 31, 2001, the Company issued 430,000 shares of its $ .0001 par value common stock at an average price per of $ .08 per share for consulting services.

During the three months ended March 31, 2002, the Company issued 973,334 shares of its $ .0001 par value common stock at an average price per of $ .21 per share for consulting services.

During the three months ended June 30, 2002, the Company issued 1,895,835 shares of its $ .0001 par value common stock at an average price per of $ .045 per share for consulting and legal services.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002



NOTE 8 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

At September 30:                                 2002                 2001
                                                ------               ------
Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand           50,000                50,000

Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand           50,000                50,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 75%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is due and payable on
demand                                          61,000                61,000

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - (Continued)


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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                               60,000                60,000


Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                               45,000                45,000
                                              --------              --------
                                              $742,000              $742,000
                                              ========              ========

NOTE 9 - INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

For the year ending and ended, respectively, December 31:

                                                          2002         2001
                                                        --------     --------
     U.S. federal statutory graduated rate               32.90%       34.00%
     State income tax rates net of federal
     benefits:
         Colorado                                         2.72%        3.16%
         California                                       0.00%        6.10%
       Net operating loss for which no tax
         benefit is currently available                 (35.62%)     (43.26%)
                                                        ------       ------
                                                           0%           0%
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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002




NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company established an employee benefit plan (the Benefit Plan) under
Section 401(k) of the Internal Revenue Code. The Benefit Plan is available to all full-time U.S. employees. The Benefit Plan allows for employees to make contributions up to a specified percentage of their compensation. Under the Benefit Plan, the Company makes no discretionary contributions to the plan.

NOTE 11 - RELATED PARTY TRANSACTION

During the year ended December 31, 2001, the Company had a consulting and financing agreement with a director of the Corporation. The agreement provided for a fee for service in the amount of $10,000 per month. The value of these services totaled $120,000 for the year ended December 31, 2001. No services were provided for the nine months ended September 30, 2002 as the agreement terminated on December 31, 2001.

In consideration of funds received, the Company has issued eight separate convertible promissory notes payable to a officer and director of the Corporation. Interest expense for the nine months ended September 30, 2002 and 2001 were $ 45,124 and $ 24,155, respectively.

NOTE 12 - STOCKHOLDER EQUITY

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

  Stock Options Outstanding Under Incentive Plan:

                                                     Price per Share
                                              ------------------------------
                                                                   Weighted
                                   Shares          Range            Average
                                  ---------   ---------------      ---------
  Balance, December 31, 2001       771,695    $ 0.25 - $ 0.28       $ 0.26
     Granted                             0    $ 0.00 - $ 0.00       $ 0.00
     Exercised                           0    $ 0.00 - $ 0.00       $ 0.00
     Cancelled                           0    $ 0.00 - $ 0.00       $ 0.00
                                   -------    ---------------       ------
  Balance, September 30, 2002      771,695    $ 0.25 - $ 0.28       $ 0.26
                                   =======    ===============       ======

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

             JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2002



NOTE 12 - STOCKHOLDER EQUITY - (Continued)


    (b) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at September 30, 2002 was less than the warrants' prices.

NOTE 13 - SUBSEQUENT EVENT

On October 4, 2002, the Board of Directors approved the "2003 Executive Incentive Plan" (the Plan). Under the Plan, the Company may issue up to 7,000,000 shares of Common Stock.

On October 10, 2002, the Board of Directors approved the issuance of 742,334 shares of common stock to William F. Mason for conversion of debt owed to him as of December 31, 2000 for un-reimbursed expenses.

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

Date: November 21, 2002