Form 10KSB
period 2002-12-31
VERTICA SOFTWARE INC/CA
filed 2003-04-15
CIK 1079797

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

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002



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

Check whether the Issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State Issuer's revenues for its most recent fiscal year: December 31, 2002 -
$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $-0-.

Issuers involved in Bankruptcy Proceedings during the past five years: Not Applicable

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 31, 2002 - 21,850,091 shares of Common Stock

Documents Incorporated By Reference

None

Transitional Small Business Issuer Format: [_]Yes [X] No

--------------------------------------------------------------------------------
                                Disclosure Page 1

                                Table of Contents

                              Created by Disclosure


                                 Filing Sections

              To jump to section, click on hypertexted page number

Document..............................................................     1
                                                                           -
Base..................................................................     1
                                                                           -
Cover Page............................................................     1
                                                                           -
Business..............................................................     3
                                                                           -
Properties............................................................    12
                                                                          --
Legal Proceedings.....................................................    12
                                                                          --
Submission to a Vote..................................................    12
                                                                          --
Market for Common Equity..............................................    12
                                                                          --
Management Discussion.................................................    14
                                                                          --
Financial Stmnts/Suppl Data...........................................    16
                                                                          --
Changes in Accounting.................................................    16
                                                                          --
Directors and Executive Officers......................................    16
                                                                          --
Executive Compensation................................................    17
                                                                          --
Security Ownership....................................................    17
                                                                          --
Related Transactions..................................................    18
                                                                          --
Exhibits and Reports..................................................    19
                                                                          --
List of Exhibits......................................................    19
                                                                          --
Signatures............................................................    20
                                                                          --
Financial Statements..................................................    20
                                                                          --
Report of Auditors....................................................    20
                                                                          --
Balance Sheet.........................................................    21
                                                                          --
Income Statement......................................................    22
                                                                          --
Shareholders Equity...................................................    23
                                                                          --
Cashflow Statement....................................................    25
                                                                          --
Financial Footnotes...................................................    26
                                                                          --


                                    Exhibits

Exhibits..............................................................    40
                                                                          --
Consents : Experts/Counsel............................................    40
                                                                          --

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

                                        1

--------------------------------------------------------------------------------
                                Disclosure Page 2

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

     The Vertica Solution

     We believe that many companies hire consultants to insure environmental compliance and that other companies spend substantial amounts to hire in-house information technology groups to design and maintain environmental compliance systems. We believe we offer a solution based on a combination of a Web browser and Microsoft SQL Servers, and bring together a software management system with

                                       2

--------------------------------------------------------------------------------
                                Disclosure Page 3
an on-line community. This solution allows our software products and Internet web site, discussed below, to function in concert.

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

     iComply Features

     We have designed our iComply software products, comprised of separate Internet accessible software modules as described below, to assist clients in industries subject to environment and hazardous materials and hazardous waste regulations in environmental compliance, reduce regulatory paper trails and

                                       3

--------------------------------------------------------------------------------
                                Disclosure Page 4
streamline the administrative efforts associated with hazardous materials and hazardous waste management and crisis communications, thus reducing costs to those industries.

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

                                       4

--------------------------------------------------------------------------------
                                Disclosure Page 5

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

                                       5

--------------------------------------------------------------------------------
                                Disclosure Page 6

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

     One central aspect of our iComply Transporter product is producing hazardous materials shipping papers that are filed with the Environmental

                                       6

--------------------------------------------------------------------------------
                                Disclosure Page 7

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

Employees

     As of December 31, 2002, we had no full-time compensated employees and no part-time compensated employees.

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

     We provide a searchable text database of published federal regulations and electronic links to the federal regulations and each of the state's environmental regulatory database, therefore, our customers have access to environmental statutes and regulations regarding environmental reporting and compliance requirements. We do not believe that products and services we offer are subject to governmental agency approval, however, we do have to comply with regulations regarding the submission of reports and data electronically to

                                       7

--------------------------------------------------------------------------------
                                Disclosure Page 8
governmental agencies.

RISK FACTORS

     OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT:

     We are a development-stage company that, as of December 31, 2002, had cumulative revenues since inception of $57,887;

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

     WE ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

     We expect to incur significant losses for the foreseeable future. As of December 31, 2002, we generated cumulative revenues of $57,887 and have not been profitable. While we intend to market our products and services, sales may not occur. We may never be profitable or, if we become profitable, we may be unable to sustain profitability.

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

                                       8

--------------------------------------------------------------------------------
                                Disclosure Page 9

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

     OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

     The market price of Vertica Software common stock is likely to be highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Our shareholders may not be able to resell their shares of Vertica Software common stock following periods of volatility because of the market's adverse reaction to this volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical lows within the past 12 months and have reflected relative valuations substantially below historical levels. We cannot assure you that our stock will trade at the same levels of other Internet

                                       9

--------------------------------------------------------------------------------
                               Disclosure Page 10
stocks or that Internet stocks in general will sustain their current market prices.

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

                                       10

--------------------------------------------------------------------------------
                               Disclosure Page 11

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                       11

--------------------------------------------------------------------------------
                               Disclosure Page 12

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our common stock is traded on the over-the-counter market and is quoted on the NASD OTC Bulletin Board under the symbol "VERI". The following table sets forth the closing high and low bid prices of our common stock in each quarter from the inception of trading through December 31, 2002. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.

                                                         Bid
                                                         ---
                          2000                    High          Low
                          ----                    ----          ---

                      1st Quarter                $3.125       $1.03125

                      2nd Quarter                $3.50        $0.843

                      3rd Quarter                $1.625       $0.625

                      4th Quarter                $1.19        $0.32

                          2001
                          ----

                      1st Quarter                $0.60        $0.343

                      2nd Quarter                $1.02        $0.72

                      3rd Quarter                $0.72        $0.15

                      4th Quarter                $0.20        $0.07

                          2002
                          ----

                      1st Quarter                $0.23        $0.10

                      2nd Quarter                $0.23        $0.05

                      3rd Quarter                $0.12        $0.05

                      4th Quarter                $0.09        $0.06

     The number of holders of record of our $0.0001 par value Common stock as of December 31, 2002 was approximately 600. We have never declared or paid any dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     The following summarizes the equity securities sold by the Company in 2002 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

During the quarter ended March 31, 2002, the Company sold 973,334 shares for consulting services.

During the quarter ended June 30, 2002, the Company sold 1,895,835 shares for legal and consulting services.

During the six months ended December 31, 2002, the Company sold 3,050,000 shares for consulting and marketing services.

During the three months ended December 31, 2002, the Company sold 390,600 shares to former employees in lieu of compensation owed to them.

                                       12

--------------------------------------------------------------------------------
                               Disclosure Page 13

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

     Vertica Software, Inc. is a development-stage company that is developing Internet-based software products, e-commerce marketplace, and online resources intended to serve industries that are impacted by government regulation of hazardous materials, hazardous wastes and other environmental laws and regulations. We are developing software products designed to assist companies

                                       13

--------------------------------------------------------------------------------
                               Disclosure Page 14
with their environmental regulation compliance and related activities for common industrial applications.

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

Results of operations:

     The Company realized a net loss from operations of $503,531 for the year ended December 31, 2002, compared to a realized net loss from operations of $1,398,639 for the year ended December 31, 2001. The Company has realized, since January 1, 1996 (inception) to December 31, 2002, a cumulative net loss from operations of $4,762,916. The Company had $0 in sales from operations for the year ended December 31, 2002, and cumulatively $57,887 for the period January 1, 1996 (Date of Inception) through December 31, 2002.

Plan of operation:

     Loss on operations for the Company for the years ended December 31,2002 and 2001(decreased)increased (64%) and (15)%, respectively, from the prior years for the same periods. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales from company products.

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

                                       14

--------------------------------------------------------------------------------
                               Disclosure Page 15

     During the year ended December 31, 2002, we received funds totaling $81,185 in the form of funding from the issuance of common stock.

     We are currently recasting the Company's personnel structure in order to enter the marketing phase of operations. The Company has engaged one key employee, on a consulting basis, familiar with its products to implement marketing plan. The Company plans to outsource all other technical support required.

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

     While marketing these products, we will also be developing strategic alliances within our industry through target marketing opportunities and advertising. Web site maintenance expenses for the next twelve months are expected to be approximately $38,000.

Purchase of Significant Equipment:

     The Company does not expect to expend any funds for the purchase of equipment over the next twelve months.

Significant Change in Number of Employees

     If we are successful in obtaining additional funding, we intend to hire, during the next twelve months, one additional employee and outsource our marketing expenses which we have budgeted at $85,000.

                                       15

--------------------------------------------------------------------------------
                               Disclosure Page 16

Item 7. Financial Statements.

The consolidated financial statements of the Company are filed under this Item, beginning on Page F-1 of this Report


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                       16

--------------------------------------------------------------------------------
                               Disclosure Page 17

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the executive officers and directors as of December 31, 2002:

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

                                       17

--------------------------------------------------------------------------------
                               Disclosure Page 18

Item 10. Executive Compensation.

The following table sets forth the compensation paid by Vertica Software to its officers and directors for services rendered to the company during the fiscal years ending December 31, 1999, December 31, 2000, December 31, 2001, and December 31, 2002:

                                           SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                                                    ----------------------
                             Annual Compensation                       Awards            Payouts
                    ----------------------------------- -------------------------------  --------
     (a)       (b)     (c)      (d)         (e)              (f)             (g)            (h)            (i)
------------ -----  -------- -------  ----------------  ------------   ----------------  --------     ------------
  Name and                                               Restricted       Securities       LTIP         All Other
  Principal          Salary   Bonus     Other Annual        Stock         Underlying      Payouts     Compensation
  Position    Year     ($)     ($)    Compensation ($)   Award(s) ($)  Options/SARs (#)     ($)          ($)
------------ -----  -------- -------  ----------------  ------------   ----------------  --------     ------------
William F.

Mason CEO *   2001     -0-      -0-         -0-              -0-            -0-            -0-            -0-
              2002     -0-      -0-         -0-              -0-        2,478,772          -0-            -0-
------------ -----  -------- -------  ----------------  ------------   ----------------  --------     ------------
Hans          2001    62,928    -0-         -0-              -0-          166,000          -0-            -0-
Nehme,        2000   105,053    -0-         -0-              -0-          164,000          -0-            -0-
CEO **        1999   112,800    -0-         -0-              -0-          164,000          -0-            -0-


                                          Option Grants in Last Fiscal Year

                                                  Individual Grants
--------------------------------------------------------------------------------------------------------------------
     (a)                     (b)                             (c)                        (d)                 (e)
------------       -----------------------     -------------------------------    ----------------   ---------------
                    Number of Securities
                   Underlying Options/SARs     % of Total Options/SARs Granted    Exercise or Base
     Name                Granted (#)             to Employees in Fiscal Year        Price ($/Sh)     Expiration Date
------------       -----------------------     -------------------------------    ----------------   ---------------
William F.               2,478,772                          100%                     $0.16/share       10/01/2006
Mason, CEO*
Hans Nehme,                164,000                           50%                     $0.28/share        9/29/2004
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

                                       18

--------------------------------------------------------------------------------
                               Disclosure Page 19

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to beneficial ownership of our common stock by:

         . each person who beneficially owns more than 5% of each class of stock;

         .        each of our executive officers;

         .        each of our directors;

         .        and all executive officers and directors as a group.

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

     William F. Mason received an option to purchase 200,000 shares of the Company's common stock at $0.60 cents per share. Through the Company's Employee Stock Purchase Plan, total option shares vested to Hans Nehme is 338,784; Erick Ahrens 87,808, and Nalini Frush 100,000. No stock appreciation rights were granted to any of the officers or directors of the Company. Hans Nehme, Erick F. Ahrens, John C. Leutwyler, and Nalini Rajender Frush are no longer officers of Company.

TITLE OF CLASS         NAME OF BENEFICIAL                           AMOUNT AND NATURE
                       OWNER (2)                                    OF PERCENT OF
                                                                    BENEFICIAL OWNERSHIP
                                                                    CLASS
Common Stock           Hans Nehme                        9,714,517(1)                     44.5%
Common Stock           William F. Mason                    410,000                         1.9%
Common Stock           Erick F. Ahrens                      58,000                         0.3%
Common Stock           John C. Leutwyler                    60,000                         0.3%
Common Stock           Susan N. Hastings                 9,714,517(1)                     44.5%
Common Stock           Nalini Rajender Frush                24,500                         0.1%

Common Stock           All officers and directors       10,267,017(1)                     47.1%
                       as a group (6)

---------------------------------

     (1) Includes 9,243,200 shares owned of record by Mr. Nehme and 471,317 shares owned of record by Ms. Hastings. Mr. Nehme and Ms. Hastings are husband and wife.

                                       19

--------------------------------------------------------------------------------
                               Disclosure Page 20

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

                                       20

--------------------------------------------------------------------------------
                               Disclosure Page 21

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following Exhibits are filed as part of this report:

Exhibit No.     Description

    10.1 Amendment to Consulting Agreement dated September 23, 2002 between the Company and Del Mar Capital

    10.2 Consulting Agreement dated August 15, 2002 between the Company and The Momentum Solutions Group, LLC.

    10.3 Consulting Agreement dated June 25, 2002 between the Company and The Charles Group, LLC.

    10.4 Consulting Agreement dated October 1, 2002 between the Company and The Charles Group, LLC.

    10.5 Consulting Agreement dated November 25, 2002 between the Company and The Momentum Solutions Group, LLC.

    10.6 Consulting Agreement dated December 3, 2002 between the Company and DeSylvia Professional Solutions.

    10.7 Consulting Agreement dated November 12,2002 between the Company and Thomas E. Lindholm.

    23.1        Consent of Randolph Scott & Company, Certified Public
                Accountants, Inc.

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

         On October 17, 2002 the Company filed a Current Report on Form 8-K announcing the Board of Directors authorization of the 2003 Equity Incentive Plan.

                                       21

--------------------------------------------------------------------------------
                               Disclosure Page 22

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, Vertica Software, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VERTICA SOFTWARE, INC.

Dated:  April 15, 2003                           By: /s/ William F. Mason
                                                 ------------------------
                                                 William F. Mason, President,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

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

SIGNATURE                                        TITLE
--------------                                   --------------

/s/ William F. Mason                             Sole Director, President,
--------------------------------                 Chief Executive Officer and
                                                 Chief Financial Officer

DATE: April 15, 2003

                                       22

--------------------------------------------------------------------------------
                               Disclosure Page 23

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT ..............................................................................    F-1


FINANCIAL STATEMENTS ......................................................................................

     Balance Sheets .......................................................................................    F-2

     Statements of Operations .............................................................................    F-3

     Statement of Changes in Stockholders' Equity .........................................................    F-4

     Statements of Cash Flows .............................................................................    F-9


NOTES TO FINANCIAL STATEMENTS .............................................................................   F-10

Board of Directors
Vertica Software, Inc.
Emeryville, California

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Vertica Software, Inc., a Colorado corporation (the "Company"), formerly Perfection Development Corporation, (a development stage company) as of December 31, 2002, and 2001, and the related statements of operations, stockholders' equity, and cash flows for the period January 1, 1996 (inception) through December 31, 2002. On December 31, 1998, the Company acquired all of the outstanding capital stock of Vertica Software, Inc., a California corporation ("Vertica California") in a reverse acquisition merger. The merger has been accounted for as a capital acquisition as further described in the notes to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002, and 2001, and the results of its operations and its cash flows for the period January 1, 1996 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Randolph Scott & Company
Certified Public Accountants, Inc.
San Anselmo, California
April 15, 2003

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                         December 31,     December 31,
                                                                                             2002             2001
                                              ASSETS                                       (Audited)       (Audited)
                                              ------                                     ------------     -----------
CURRENT ASSETS
 Cash and Cash Equivalents (Note 3)                                                      $     8,028      $         -
 Prepaid Expenses                                                                             38,530                -
                                                                                         -----------      -----------

     TOTAL CURRENT ASSETS                                                                     46,558                -

EQUIPMENT, less accumulated depreciation of $89,926,
 and $ 81,665, respectively (Notes 3 and 5)                                                   12,793           21,054

DEPOSITS                                                                                           -                -
                                                                                         -----------      -----------
       TOTAL ASSETS                                                                      $    59,351      $    21,054
                                                                                         ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts Payable and Other Accrued Expenses                                             $   662,340      $   628,054
 Wages Payable                                                                               343,967          343,967
 Payroll Taxes Payable                                                                        26,757           26,757
 Notes Payable (Note 6)                                                                       91,300           91,300
                                                                                         -----------      -----------

     TOTAL CURRENT LIABILITIES                                                             1,124,364        1,090,078

CONVERTIBLE PROMISSORY NOTES (Note 9)                                                        742,000          742,000
                                                                                         -----------      -----------
       TOTAL LIABILITIES                                                                   1,866,364        1,832,078
                                                                                         -----------      -----------

COMMITMENT (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $ .001 par value, 3,000,000 shares authorized,
     -0- shares issued and outstanding                                                             -                -
  Common Stock, $ .0001 par value, 30,000,000 shares authorized;
     21,850,091 shares issued and outstanding at December 31, 2002, and 15,040,323 shares issued and outstanding at December 31,
     2001 respectively                                                                         2,185            1,504
  Paid in Capital                                                                          2,953,718        2,446,857
  Deficit accumulated during development stage                                            (4,762,916)      (4,259,385)
                                                                                         -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                                                        (1,807,013)      (1,811,024)
                                                                                         -----------      -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    59,351      $    21,054
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

                              VERTICA SOFTWARE, INC
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS

                                                                                                       Cumulative
                                                                                                          From
                                                                                                       January 1,
                                                                                                          1996
                                                                                                       (Date of
                                                              For the               For the            Inception)
                                                            Year Ended            Year Ended              to
                                                            December 31,          December 31,         December 31,
                                                               2002                  2001                 2002
                                                            (Audited)             (Audited)            (Audited)
                                                           -------------        --------------       -------------
Total Revenue                                              $           -        $        3,762       $      57,887

Operating expenses:
     Product development                                               -               411,018           1,386,826
     General and administrative                                  439,183               877,850           3,120,220
                                                           -------------        --------------       -------------
               Total operating expenses                          439,183             1,288,868           4,507,046
                                                           -------------        --------------       -------------

Loss from operations                                            (439,183)           (1,285,106)         (4,449,159)

     Interest income                                                   -                     1               2,571
     Interest expense                                            (64,348)             (112,984)           (316,522)
     Other income                                                      -                   250               5,195
     Bad debt expense                                                  -                     -                (201)
                                                           -------------        --------------       -------------

Loss before income taxes                                        (503,531)           (1,397,839)         (4,758,116)

Provision for income taxes (Note 10)                                   -                  (800)             (4,800)
                                                           -------------        --------------       -------------

Net loss                                                   $    (503,531)       $   (1,398,639)      $  (4,762,916)
                                                           =============        ==============       =============

Net loss applicable to common stockholders                 $    (503,531)       $   (1,398,639)      $  (4,762,916)
                                                           =============        ==============       =============

Net loss per share ---basic                                $     (0.0280)       $      (0.0985)      $     (0.2649)
                                                           =============        ==============       =============


Weighted average shares used in per share
     calculation---basic                                      17,982,600            14,202,956          17,982,600
                                                           =============        ==============       =============


   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

              From January 1, 1996 (Inception) to December 31, 2002

                                                                                                              Deficit
                                                                                                            Accumulated
                                          Preferred Stock        Common Stock                                 During
                                          ----------------   --------------------  Advance to     Paid-in   Development
                                          Shares    Amount     Shares     Amount   Stockholder    Capital      Stage       Total
                                          ------    ------   ----------  --------  -----------   ---------  -----------  ----------
BALANCE, DECEMBER 31, 1995                     -    $    -               $      -  $         -   $       -  $         -  $        -

January 1, 1996 (inception), shares
    issued at incorporation (Note 4)           -         -    9,200,000       920            -         (70)           -         850

Net loss for the year ended December 31,       -         -            -         -            -           -      (42,285)    (42,285)
    1996
                                          ------    ------   ----------  --------  -----------   ---------  -----------  ----------
BALANCE DECEMBER 31, 1996 (Audited)            -    $    -    9,200,000  $    920  $         -   $     (70) $   (42,285) $  (41,435)
                                          ------    ------   ----------  --------  -----------   ---------  -----------  ----------

Net loss for the year ended December 31,       -         -            -         -            -           -     (176,605)   (176,605)
    1997
                                          ------    ------   ----------  --------  -----------   ---------  -----------  ----------
BALANCE DECEMBER 31, 1997 (Audited)            -    $    -    9,200,000  $    920  $         -   $     (70) $  (218,890) $  218,040)
                                          ------    ------   ----------  --------  -----------   ---------  -----------  ----------

December 31, 1998, Issuance of common
    stock pursuant to a reverse merger
    acquisition                                -         -    1,300,000       130            -        (130)           -           -

December 31, 1998, sale of common stock
    pursuant to a confidential
     subscription agreement (Note 7)           -         -       50,000         5            -      49,995            -      50,000

December 31, 1998, sale of common stock
    pursuant to a confidential
    subscription agreement (Note 7)            -         -       50,000         5            -      49,995            -      50,000

    Advance to Stockholder                     -         -            -         -      (25,000)          -            -     (25,000)

Net loss for the year ended December 31,
    1998                                       -         -            -         -            -           -     (235,335)   (235,335)

                                          ------    ------   ----------  --------  -----------   ---------  -----------  ----------
BALANCE DECEMBER 31, 1998 (Audited)            -    $    -   10,600,000  $  1,060  $   (25,000)  $  99,790  $  (454,225) $ (378,375)
                                          ------    ------   ----------  --------  -----------   ---------  -----------  ----------

February 11, 1999, sale of common stock
    pursuant to a confidential
    subscription agreement (Note 7)            -         -       40,000         4            -      39,996            -      40,000

         The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity
              From January 1, 1996 (Inception) to December 31, 2002


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                              During
                                                Preferred Stock     Common Stock    Advance to    Paid-in   Development
                                                ---------------   -----------------
                                                Shares   Amount    Shares    Amount Stockholder   Capital      Stage        Total
                                                ------   ------   -------    ------ -----------  ---------- ------------  ---------
February 11, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 1,876 (Note 7)               -        -      584,500     58           -     584,442            -    584,500

February 11, 1999, conversion of convertible
    promissory note to common stock (Note 7)         -        -       41,433      5           -      42,653            -     42,658

February 24, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 75 (Note 7)                  -        -       62,000      6           -      61,994            -     62,000

February 24, 1999, conversion of convertible
    promissory notes to common stock (Note 7)        -        -       32,885      3           -      34,693            -     34,696

March 2, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 15 (Note 7)                  -        -       15,000      1           -      14,999            -     15,000

March 25, 1999, conversion of convertible
    promissory note to common stock (Note 7)         -        -       80,802      8           -      55,045            -     55,053

March 26, 1999, conversion of convertible
    promissory notes to common stock (Note 7)        -        -      571,321     57           -      86,852            -     86,909

September 23, 1999, issuance of common
    stock for services (Note 7)                      -        -       40,000      4           -          (4)           -          -

October 29, 1999, conversion of convertible
    promissory note to common stock (Note 7)         -        -       10,000      1           -       9,999            -     10,000

Net loss for the year ended December 31, 1999        -        -            -      -           -           -     (752,549)  (752,549)
                                                ------   ------   ---------- ------ -----------  ---------- ------------  ---------
BALANCE, DECEMBER 31, 1999 (Audited)                 -   $    -   12,077,941 $1,207     (25,000) $1,030,459 $ (1,206,774) $(200,108)
                                                ------   ------   ---------- ------ -----------  ---------- ------------  ---------

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

              From January 1, 1996 (Inception) to December 31, 2002

                                                                                                                Deficit
                                                                                                              Accumulated
                                                 Preferred Stock    Common Stock                                During
                                                 ---------------  ------------------  Advance to     Paid-in  Development
                                                 Shares   Amount    Shares    Amount  Stockholder    Capital     Stage       Total
                                                 ------   ------  ----------  ------ -------------  --------- -----------  ---------

Repayment of Stockholder's Advance                   -        -           -       -       25,000          -           -      25,000

August 11, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7)                             -        -     400,000      40            -    199,960           -     200,000

August 18, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7)                             -        -      35,000       3            -     17,497           -      17,500

August 30, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7)                             -        -     160,000      16            -     79,984           -      80,000

September 20, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7)                             -        -     120,000      12            -     59,988           -      60,000

September 27, 2000, conversion of convertible
     promissory notes to common stock  (Note 7)      -        -     327,000      33            -    163,467           -     163,500

October 3, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7)                             -        -     130,000      13            -     64,987           -      65,000

Net loss for the year ended December 31, 2000
     (Audited)                                       -        -           -       -            -          -  (1,653,972) (1,653,972)
                                                ------   ------  ----------  ------   ----------  ---------  ----------  ----------
BALANCE, DECEMBER 31, 2000 (Audited)                 -        -  13,249,941   1,324            -  1,616,342  (2,860,746) (1,243,080)
                                                ------   ------  ----------  ------   ----------  ---------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

              From January 1, 1996 (Inception) to December 31, 2002

                                                                                                            Deficit
                                                                                                          Accumulated
                                            Preferred Stock       Common Stock                              During
                                            ---------------  -------------------  Advance to    Paid-in   Development
                                            Shares   Amount    Shares     Amount  Stockholder   Capital      Stage         Total
                                            ------   ------  ----------  -------  -----------  ---------  ------------  -----------
January 12, 2001, sale of common
  stock pursuant to a confidential
  subscription agreement (Note 7)               -        -       50,000        5           -      24,995             -       25,000

January 12, 2001, conversion of
  convertible promissory notes to
  common stock (Note 7)                         -        -      101,823       11           -     162,906             -      162,917

January 22, 2001, issuance of common
  stock in lieu of compensation
  (Note 7)                                      -        -       60,000        6           -      33,774             -       33,780

January 22, 2001, issuance of common
  stock through the Company's Employee
  Equity Incentive Plan (Notes 7 and 14)        -        -        1,875        1           -       1,055             -        1,056

March 20, 2001, issuance of common
  stock for consulting services (Note 7)        -        -      100,000       10           -      31,290             -       31,300

July 31, 2001, conversion of convertible
  promissory notes to common stock
  (Note 7)                                      -        -    1,146,684      114           -     573,228             -      573,342

July 1, 2001, issuance of common stock
  for consulting services (Note 7)              -        -      330,000       33           -       3,267             -        3,300

Net loss for the year ended December 31,
  2001 (Audited)                                -        -            -        -           -           -    (1,398,639)  (1,398,639)
                                            -----    -----   ----------  -------  ----------  ----------  ------------   ----------

BALANCE, DECEMBER 31, 2001 (Audited)            -        -   15,040,323  $ 1,504  $        -  $2,446,857  $ (4,259,385) $(1,811,024)
                                            -----    -----   ----------  -------  ----------  ----------  ------------   ----------

February 25, 2002, issuance of common
  stock for consulting services (Note 7)        -        -      390,000       39           -      31,161             -       31,200

March 22, 2002, issuance of common
  stock for consulting services (Note 7)        -        -      583,334       58           -     174,942             -      175,000

April 18, 2002, issuance of common stock
  for consulting services (Note 7)              -        -    1,687,500      169           -      59,737             -       59,906

April 19, 2002, issuance of common stock
  for legal services (Note 7)                   -        -      208,335       21           -      24,979             -       25,000

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

              From January 1, 1996 (Inception) to December 31, 2002

                                                          Preferred Stock          Common Stock
                                                       --------------------   ----------------------    Advance to      Paid-in
                                                        Shares      Amount      Shares      Amount      Stockholder     Capital
                                                       ---------   --------   ----------  ----------    -----------   -----------
 July 24, 2002, issuance of common stock for
     consulting services (Note 7)                              -          -      500,000          50              -        24,950

 October 24, 2002, issuance of common stock for
     consulting services (Note 7)                              -          -    1,500,000         150              -        89,850

 October 29, 2002, issuance of common stock for
     consulting services (Note 7)                              -          -    1,500,000         150              -        74,850

 November 6, 2002, issuance of common stock for
     former employees in lieu of compensation (Note 7)         -          -      390,600          39              -        23,397

 November 6, 2002, issuance of common stock for
     consulting services (Note 7)                              -          -       50,000           5              -         2,995

 Net loss for the year ended December 31, 2002
     (Audited)                                                 -          -            -           -              -             -
                                                       ---------   --------   ----------  ----------    -----------   -----------

 BALANCE, DECEMBER 31, 2002 (Audited)                          -   $      -   21,850,092  $    2,185    $         -   $ 2,953,718
                                                       =========   ========   ==========  ==========    ===========   ===========

                                                              Deficit
                                                            Accumulated
                                                               During
                                                            Development
                                                               Stage             Total
                                                           -------------     ------------
 July 24, 2002, issuance of common stock for
     consulting services (Note 7)                                      -           25,000

 October 24, 2002, issuance of common stock for
     consulting services (Note 7)                                      -           90,000

 October 29, 2002, issuance of common stock for
     consulting services (Note 7)                                      -           75,000

 November 6, 2002, issuance of common stock for
     former employees in lieu of compensation (Note 7)                 -           23,436

 November 6, 2002, issuance of common stock for
     consulting services (Note 7)                                      -            3,000

 Net loss for the year ended December 31, 2002
     (Audited)                                                  (503,531)        (503,531)
                                                           -------------     ------------

 BALANCE, DECEMBER 31, 2002 (Audited)                      $  (4,762,916)    $ (1,807,013)
                                                           =============     ============

   The accompanying notes are an integral part of these financial statements.

                        VERTICA SOFTWARE, INC.
             (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS

                                                                                                            Cumulative
                                                                                                              From
                                                                                                            January 1,
                                                                                                               1996
                                                                                                             (Date of
                                                                                For the        For the      Inception)
                                                                              Year Ended     Year Ended         to
                                                                              December 31,   December 31,   December 31,
                                                                                 2002           2001           2002
                                                                               (Audited)      (Audited)      (Audited)
                                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                 $  (503,531)   $(1,398,639)   $(4,762,916)

     Transactions not requiring cash:
         Depreciation                                                               8,261         24,535         89,926
     Changes in operating assets and liabilities:
         (Increase) decrease in employee advances                                       -              -              -
         (Increase) decrease in advance to stockholder                                  -              -              -
         (Increase) decrease in prepaid expenses                                  (38,530)           943        (38,530)
         (Increase) decrease in deposits                                                -         10,000              -
         Increase (decrease) in bank overdraft                                          -        (20,185)             -
         Increase (decrease) in wages payable                                           -        323,553        323,553
         Increase (decrease) in accounts payable and other accrued expenses        34,286        343,616        682,754
         Increase (decrease) in payroll taxes payable                                   -         25,195         26,757
                                                                              -----------    -----------    -----------
             NET CASH (USED IN) OPERATING ACTIVITIES                             (499,514)      (690,982)    (3,678,456)
                                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase/acquisition of equipment                                                  -         (2,467)      (102,719)
                                                                              -----------    -----------    -----------
             NET CASH (USED IN) INVESTING ACTIVITIES                                    -         (2,467)      (102,719)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings/assumption on line of credit                                        -              -         26,300
     Net payments on line of credit                                                     -              -        (26,300)
     Proceeds/assumption of unsecured notes                                             -         26,700        112,700
     Net payments on unsecured notes                                                    -           (700)       (21,400)
     Proceeds, assumption on convertible debt                                           -        516,000      1,695,061
     Reduction of convertible promissory notes                                          -       (650,000)      (953,061)
     Conversion of convertible promissory notes into common
        stock (includes $ 86,259 of accrued interest)                                   -        736,259      1,279,075
     Proceeds from stock subscriptions                                                  -              -        447,500
     Redemption of stock subscriptions                                                  -        (25,000)      (597,500)
     Issuance of common stock                                                     507,542         94,436      1,826,828
     Assumption of capital lease obligation                                             -              -         26,361
     Net payments on capital lease obligation                                           -         (4,246)       (26,361)
                                                                              -----------    -----------    -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                            507,542        693,449      3,789,203
                                                                              -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           8,028              -          8,028

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          -              -              -
                                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $     8,028    $         -    $     8,028
                                                                              ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

     Cash paid during the period for:
         Interest                                                             $         -    $         -    $    18,824
         Taxes                                                                $         -    $       800    $     4,000

NONCASH INVESTING AND FINANCING TRANSACTIONS:
     Common stock issued for consulting services                              $   459,941    $    34,600    $   534,541
     Common stock in lieu of compensation                                     $    23,436    $    33,780    $    57,216


   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $4,762,916 through December 31, 2002.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued

Liquidity

The Company has recurring operating losses since inception that have continued subsequent to December 31, 2002. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

The Company has received $ 81,185 in financing for the year ended December 31, 2002.

The Company understands that the proceeds from this and similar transactions will not provide adequate funding to sustain the Company's operations. Permanent equity funding must be raised. There is no assurance that the funding will be raised, or that it will be sufficient to sustain operations until the Company begins generating positive cash flows.

The Company's plan to continue the marketing of its core products and commence sales operations through the year ending December 31, 2003 is solely dependent on additional funding through the sale of equitable securities or convertible promissory notes and assistance through the issuance of stock in lieu of compensation.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, retained earnings, income and expenses, and related disclosures for the reporting period. Actual results could differ from those estimates and such differences could be material.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

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

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the Period January 1, 1996 (inception) through December 31, 2002.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the years ended December 31, 2002, and 2001 the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.

Fair Value of Financial Instruments

Cash, advances, prepaid expenses, notes payable, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long term debt obligations approximate fair value at the balance sheet date.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 1 - "The Company and Summary of Significant Accounting Policies" and Note 14 - "Stockholders' Equity."

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - Continued

periods ending after December 15, 2002. The Company does not expect the adoption of this interpretation will have a material impact on operations or financial position.

Stock Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

                                                Years Ended December 31,
                                  ------------------------------------------------------
                                          2002              2001              2000
                                    ----------------  ----------------  ----------------
 Net income (loss)
    As reported                     $       (503,531) $     (1,398,639) $     (1,653,972)
    Stock compensation
    expense, net of tax                     (408,997)          (85,638)         (119,426)

                                    ----------------  ----------------  ----------------
    Pro forma                       $       (912,528) $     (1,484,277) $     (1,773,398)
                                    ================  ================  ================

 Net income (loss) per share:
    As reported - basic             $        (0.0280) $        (0.0985) $        (0.1328)
    Pro forma - basic               $        (0.0510) $        (1.0580) $        (0.1424)

Diluted net loss per share for the years ended December 31, 2002, 2001, 2000 have not been included since their effect is anti-dilutive.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At December 31:                                 2002          2001
                                            ------------  ------------

Computer and peripheral equipment           $    102,719  $    102,719

Less accumulated depreciation                     89,926        81,665
                                            ------------  ------------
                                            $     12,793  $     21,054
                                            ============  ============

Total depreciation expense for the year ended December 31, 2002, and 2001 respectively was $ 8,261 and $24,535.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At December 31:                                                2002            2001
                                                               ----            ----
Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                    $      49,800   $      49,800

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                           15,500          15,500

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                           12,000          12,000

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                           14,000          14,000
                                                          -------------   -------------

                                                          $      91,300   $      91,300
                                                          =============   =============

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

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

During the year ended December 31, 2001, the Company issued 50,000 shares of its $ .0001 common stock at an average price of $.50 per share.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK - Continued

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

During the six months ended December 31, 2002, the Company issued 3,050,000 shares of its $ .0001 par value common stock at an average price of $ .055 per share for consulting and marketing services.

During the three months ended December 31, 2002, the Company issued 390,600 shares of its $ .0001 par value common stock at an average price of $ .055 per share to former employees in lieu of compensation.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted
of the following:

At December 31:                                    2002           2001
                                                   ----           ----
Convertible promissory note, unsecured
with interest at 12%. The principal plus
accrued interest converts to common
stock at a conversion price equal to 55%
of the closing sale price of the common
stock as reported on the OTCBB on the
date of the election to convert. The
principal note balance along with all
accrued interest is payable on demand         $      50,000  $      50,000

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                   200,000        200,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                    60,000         60,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                    40,000         40,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                    60,000         60,000

Convertible promissory note, unsecured
with interest at 10%. The principal plus
accrued interest converts to common
stock at a conversion price of $ .50 a
share. The principal note balance along
with all accrued interest is due and
payable on demand                                    45,000         45,000
                                              -------------  -------------

                                              $     742,000  $     742,000
                                              =============  =============

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 10 - INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

For the year ended December 31:                                  2002              2001
                                                                 ----              ----
     U.S. federal statutory graduated rate                      30.10%            30.40%
     State income tax rates net of federal
     benefits:
         Colorado                                                3.07%             3.16%
         California                                              0.00%             6.10%
       Net operating loss for which no tax
         benefit is currently available                        (33.17%)          (39.66%)
                                                           ---------------  ---------------

                                                                    0%                0%
                                                           ===============  ===============

     During the year ended December 31, 2002 the Company moved its operations to Texas. In 2001, the Company conducted its operations in California, which has an annual minimum tax of $800.

At December 31, 2002, 2001, 2000, 1999, 1998, 1997, and 1996, deferred taxes consisted of a net tax asset due to operating loss carry forwards of $ 503,531, $1,398,639, $1,653,972, $752,549, $235,335, $176,605, and $42,285, respectively, which was fully allowed for, in the valuation allowance of $ 503,591, $1,398,639, $1,653,972, $752,549, $235,335, $176,605, and $42,285, respectively.
The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in valuation allowance for the years ended December 31, 2002, 2001, 2000, 1999, 1998, 1997, and 1996 were $ 153,073,
$425,186, $503,164, $228,937, $28,679, $57,963, and $10,201, respectively. Net operating loss carry forwards will expire in 2011, 2012, 2013, 2014, 2015, 2016, and 2017.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 12 - RELATED PARTY TRANSACTION

In consideration of funds received, the Company has issued eight separate convertible promissory notes payable to a director of the Corporation. Interest expense incurred amounted to $63,449 and $51,116 for the years ended December 31, 2002 and 2001 respectively.

The Company stills owes funds in the form of common stock on a Consulting Agreement that expired December 31, 2001 between Vertica Software, Inc. and William F. Mason at a balance of 851,903 shares. On January 1, 2002 William F. Mason took the positions of Chairman of the Board/Chief Executive Officer/President of Vertica Software, Inc. His Compensation was accrued at $10,000 per month and is being paid in the form of Common Stock for 1,626,849 shares at waited value of .055 per share.

NOTE 13 - COMMITMENT

The Company entered into an agreement in December 2002 with a company that provides product assessment and website support. The total contract price is $ 4,800. No work had been performed as of 12/31/02.

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

 Stock Options Outstanding Under Incentive Plan:                             Price per Share
                                                                 ----------------------------------------
                                                                                             Weighted
                                                 Shares                  Range                Average
                                           ------------------    ---------------------    ---------------
 Balance, December 31, 2001                     2,228,305           $ 0.25 - $ 0.28            $ 0.26
    Granted                                             0           $ 0.00 - $ 0.00            $ 0.00
    Exercised                                           0           $ 0.00 - $ 0.00            $ 0.00
    Cancelled                                           0           $ 0.00 - $ 0.00            $ 0.00
                                              -----------        ---------------------    ---------------

 Balance, December 31, 2001                     2,228,305           $ 0.25 - $ 0.28            $ 0.26
                                              ===========        =====================    ===============

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 14 - STOCKHOLDER EQUITY - (Continued)

2002 EQUITY INCENTIVE PLAN

On October 1, 2002, the Board of Directors authorized the Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 7,000,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. Under the Employee Plan, offerings were made in October 2002.

 Stock Options Outstanding Under Incentive Plan:                             Price per Share
                                                                 ----------------------------------------
                                                                                              Weighted
                                                 Shares                   Range                Average
                                           ------------------    ---------------------    ---------------
 Balance, October 1, 2002                       7,000,000           $ 0.035 - $ 0.170          $ 0.10
    Granted                                     2,478,772           $ 0.035 - $ 0.045          $ 0.04
    Exercised                                           0           $ 0.000 - $ 0.000          $ 0.00
    Cancelled                                           0           $ 0.000 - $ 0.000          $ 0.00
                                              -----------        ---------------------    ---------------

 Balance, December 31, 2002                     4,521,228           $ 0.035 - $  0.17          $ 0.07
                                              ===========        =====================    ===============

  (b) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at December 31, 2002 was less than the warrants' prices.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2002

NOTE 14 - STOCKHOLDER EQUITY - (Continued)

STOCK BASED EMPLOYEE COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

                                                Years Ended December 31,
                                  ------------------------------------------------------
                                          2002              2001              2000
                                    ----------------  ----------------  ----------------
 Net income (loss)
    As reported                     $       (503,531) $     (1,398,639) $     (1,653,972)
    Stock compensation
    expense, net of tax                     (408,997)          (85,638)         (119,426)

                                    ----------------  ----------------  ----------------
    Pro forma                       $       (912,528) $     (1,484,277) $     (1,773,398)
                                    ================  ================  ================

 Net income (loss) per share:
    As reported - basic             $        (0.0280) $        (0.0985) $        (0.1328)
    Pro forma - basic               $        (0.0510) $        (1.0580) $        (0.1424)

Diluted net loss per share for the years ended December 31, 2002, 2001, 2000 have not been included since their effect is anti-dilutive.

The weighted average fair value of options where the exercise price was greater than the market price on grant date was $0.165, $0.25, and $0.00 for grants in the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average exercise price of options where the exercise price was greater than the market price on grant date was $0.165, $0.00, and $0.3113 for grants in the years ended December 31, 2002, 2001, and 2000 respectively.

Because additional stock options are expected to be granted each year, the pro forma disclosures are not representative of pro forma effects on reported financial results for future years. The fair value of the option grants is determined by the actual option price as set forth in the Equity Incentive Plan.

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, William F. Mason, the Chief Executive Officer and Chief Financial Officer of Vertica Software Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Vertica Software, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

--------------------------------------------------------------------------------
                               Disclosure Page 24

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003               By: /s/ WILLIAM F. MASON
                                        -----------------------------------
                                        William F. Mason
                                        Chief Executive Officer and
                                        Chief Financial Officer

--------------------------------------------------------------------------------
                               Disclosure Page 25