Form 10QSB
period 2003-03-31
VERTICA SOFTWARE INC/CA
filed 2003-05-20
CIK 1079797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 26,261,854 shares of common stock as of March 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                Disclosure Page 1

                                Table of Contents

                                 Filing Sections

Document .....................................................................    1
Base .........................................................................    1
Cover Page ...................................................................    1
Signatures ...................................................................    1
Table of Contents ............................................................    2
Management Discussion ........................................................    3
Financial Statements
Balance Sheet ................................................................  F-1
Statement of Operations ......................................................  F-2
Shareholders Equity ..........................................................  F-3
Cashflow Statement ...........................................................  F-8
Financial Footnotes ..........................................................  F-9

                               Disclosure Page 2

Item 1. Management's Discussion and Analysis or Plan of Operation.

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

Results of operations:

     The Company realized a net loss from operations of $205,595 and $ 69,031 for the three months ended March 31, 2003 and 2002. The Company has realized, since January 1, 1996 (inception) to March 31, 2003, a cumulative net loss from operations of $4,4,968,511. The Company had $0 in sales from operations for the three months ended March 31, 2003, and cumulatively $57,887 for the period January 1, 1996 (Date of Inception) through March 31, 2003.

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

                                Disclosure Page 3

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

     During the three months ended March 31, 2003, we received funds totaling $34,558 in the form of cash contributions from an officer and share holder.

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

                                        /s/ William F. Mason, Director
                                        ----------------------------------
                                        Vertica Software, Inc.

(Registrant)

Date: May 19, 2003

                                Disclosure Page 4

                                TABLE OF CONTENTS

FINANCIAL STATEMENTS
    Balance Sheets ..........................................................    F-1
    Statements of Operations ................................................    F-2
    Statement of Changes in Stockholders' Equity ............................    F-3
    Statements of Cash Flows ................................................    F-8

NOTES TO FINANCIAL STATEMENTS ...............................................    F-9

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                          March 31,           March 31,
                                                                            2003                2002
                                     ASSETS                              (Unaudited)         (Unaudited)
                                     ------                            ---------------     ---------------
CURRENT ASSETS
  Cash and Cash Equivalents (Note 3)                                   $           259     $             -
  Prepaid Expenses                                                                   -             163,475
                                                                       ---------------     ---------------
     TOTAL CURRENT ASSETS                                                          259             163,475

EQUIPMENT, less accumulated depreciation of $ 91,330,
  and $ 85,714, respectively (Notes 3 and 5)                                    11,389              17,005

DEPOSITS                                                                             -                   -
                                                                       ---------------     ---------------
        TOTAL ASSETS                                                   $        11,648     $       180,480
                                                                       ===============     ===============

                                 LIABILITIES AND
                                 ---------------
                              STOCKHOLDERS' EQUITY
                              --------------------

CURRENT LIABILITIES
  Accounts Payable and Other Accrued Expenses                          $       612,296     $       650,311
  Wages Payable                                                                343,967             343,967
  Payroll Taxes Payable                                                         34,712              26,757
  Notes Payable (Note 6)                                                        91,300              91,300
                                                                       ---------------     ---------------
     TOTAL CURRENT LIABILITIES                                               1,082,275           1,112,335

CONVERTIBLE PROMISSORY NOTES (Note 9)                                          742,000             742,000
                                                                       ---------------     ---------------
        TOTAL LIABILITIES                                                    1,824,275           1,854,335
                                                                       ---------------     ---------------

STOCKHOLDERS' EQUITY (DEFICIT) (Note 13)
  Preferred Stock, $ .001 par value, 3,000,000 shares authorized,
     -0- shares issued and outstanding                                               -                   -
  Common Stock, $ .0001 par value, 30,000,000 shares authorized;
     26,261,854 shares issued and outstanding at March 31, 2003 , and 16,013,657 shares issued and outstanding at
     March 31, 2002, respectively                                                2,626               1,601
  Paid in Capital                                                            3,153,258           2,652,960
  Deficit accumulated during development stage                              (4,968,511)         (4,328,416)
                                                                       ---------------     ---------------
     TOTAL STOCKHOLDERS' EQUITY                                             (1,812,627)         (1,673,855)
                                                                       ---------------     ---------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $        11,648     $       180,480
                                                                       ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                              VERTICA SOFTWARE, INC
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                            Cumulative
                                                                                               From
                                                                                            January 1,
                                                                                               1996
                                                                                             (Date of
                                                                                            Inception)
                                                           Three Months Ended                   to
                                                                March 31,                    March 31,
                                                 ------------------------------------
                                                        2003              2002                 2003
                                                    (Unaudited)        (Unaudited)         (Unaudited)
                                                  ---------------    ---------------     ---------------
Total Revenue                                     $             -    $             -     $        57,887

Operating expenses:
    Product development                                         -                  -           1,386,826
    General and administrative                            184,119             47,636           3,304,339
                                                  ---------------    ---------------     ---------------
        Total operating expenses                          184,119             47,636           4,691,165
                                                  ---------------    ---------------     ---------------

Loss from operations                                     (184,119)           (47,636)         (4,633,278)

    Interest income                                             -                  -               2,571
    Interest expense (Note 12)                            (21,476)           (21,395)           (337,998)
    Other income                                                -                  -               5,195
    Bad debt expense                                            -                  -                (201)
                                                  ---------------    ---------------     ---------------

Loss before income taxes                                 (205,595)           (69,031)         (4,963,711)

Provision for income taxes (Note 10)                            -                  -              (4,800)
                                                  ---------------    ---------------     ---------------

Net loss                                          $      (205,595)   $       (69,031)    $    (4,968,511)
                                                  ===============    ===============     ===============

Net loss applicable to common stockholders        $      (205,595)   $       (69,031)    $    (4,968,511)
                                                  ===============    ===============     ===============

Net loss per share ---basic                       $       (0.0079)   $       (0.0045)    $       (0.1907)
                                                  ===============    ===============     ===============

Weighted average shares used in per share
    calculation---basic                                26,048,246         15,245,990          26,048,246
                                                  ===============    ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

               From January 1, 1996 (Inception) to March 31, 2003

                                                          Preferred Stock                      Common Stock
                                                  -------------------------------     -------------------------------
                                                     Shares            Amount            Shares            Amount
                                                  -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 1995                                    -     $           -                 -     $           -

January 1, 1996 (inception), shares issued at
    incorporation (Note 4)                                    -                 -         9,200,000               920

Net loss for the year ended December 31, 1996                 -                 -                 -                 -
                                                  -------------     -------------     -------------     -------------
BALANCE DECEMBER 31, 1996 (Audited)                           -     $           -         9,200,000     $         920
                                                  -------------     -------------     -------------     -------------

Net loss for the year ended December 31, 1997                 -                 -                 -                 -
                                                  -------------     -------------     -------------     -------------
BALANCE DECEMBER 31, 1997 (Audited)                           -     $           -         9,200,000     $         920
                                                  -------------     -------------     -------------     -------------

December 31, 1998, Issuance of common stock
    pursuant to a reverse merger acquisition                  -                 -         1,300,000               130

December 31, 1998, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -                 -            50,000                 5

December 31, 1998, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -                 -            50,000                 5

    Advance to Stockholder                                    -                 -                 -                 -

Net loss for the year ended December 31, 1998                 -                 -                 -                 -
                                                  -------------     -------------     -------------     -------------
BALANCE DECEMBER 31, 1998 (Audited)                           -   $             -        10,600,000     $       1,060
                                                  -------------     -------------     -------------     -------------

February 11, 1999, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -                 -            40,000                 4

                                                                                         Deficit
                                                                                       Accumulated
                                                                                          During
                                                   Advance to          Paid-in         Development
                                                   Stockholder         Capital            Stage             Total
                                                  -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 1995                        $           -     $           -     $           -     $           -

January 1, 1996 (inception), shares issued at
    incorporation (Note 4)                                    -               (70)                -               850

Net loss for the year ended December 31, 1996                 -                 -           (42,285)          (42,285)
                                                  -------------     -------------     -------------     -------------
BALANCE DECEMBER 31, 1996 (Audited)               $           -     $         (70)    $     (42,285)    $     (41,435)
                                                  -------------     -------------     -------------     -------------
Net loss for the year ended December 31, 1997                 -                 -          (176,605)         (176,605)
                                                  -------------     -------------     -------------     -------------
BALANCE DECEMBER 31, 1997 (Audited)               $           -     $         (70)    $    (218,890)    $    (218,040)
                                                  -------------     -------------     -------------     -------------
December 31, 1998, Issuance of common stock
    pursuant to a reverse merger acquisition                  -              (130)                -                 -

December 31, 1998, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -            49,995                 -            50,000

December 31, 1998, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -            49,995                 -            50,000

    Advance to Stockholder                              (25,000)                -                 -           (25,000)

Net loss for the year ended December 31, 1998                 -                 -          (235,335)         (235,335)
                                                  -------------     -------------     -------------     -------------
BALANCE DECEMBER 31, 1998 (Audited)               $     (25,000)    $      99,790     $    (454,225)    $    (378,375)
                                                  -------------     -------------     -------------     -------------

February 11, 1999, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -            39,996                 -            40,000

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

               From January 1, 1996 (Inception) to March 31, 2003

                                                          Preferred Stock                      Common Stock
                                                  -------------------------------     -------------------------------
                                                     Shares            Amount            Shares            Amount
                                                  -------------     -------------     -------------     -------------
February 11, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 1,876 (Note 7)                        -                 -           584,500                58

February 11, 1999, conversion of convertible
    promissory note to common stock (Note 7)                  -                 -            41,433                 5

February 24, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 75 (Note 7)                           -                 -            62,000                 6

February 24, 1999, conversion of convertible
    promissory notes to common stock (Note 7)                 -                 -            32,885                 3

March 2, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 15 (Note 7)                           -                 -            15,000                 1

March 25, 1999, conversion of convertible
    promissory note to common stock (Note 7)                  -                 -            80,802                 8

March 26, 1999, conversion of convertible
    promissory notes to common stock (Note 7)                 -                 -           571,321                57

September 23, 1999, issuance of common
    stock for services (Note 7)                               -                 -            40,000                 4

October 29, 1999, conversion of convertible
    promissory note to common stock (Note 7)                  -                 -            10,000                 1

Net loss for the year ended December 31, 1999                 -                 -                 -                 -
                                                  -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 1999 (Audited)                          -     $           -        12,077,941     $       1,207
                                                  -------------     -------------     -------------     -------------

                                                                                         Deficit
                                                                                       Accumulated
                                                                                          During
                                                   Advance to          Paid-in         Development
                                                   Stockholder         Capital            Stage             Total
                                                  -------------     -------------     -------------     -------------
February 11, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 1,876 (Note 7)                        -           584,442                  -          584,500

February 11, 1999, conversion of convertible
    promissory note to common stock (Note 7)                  -            42,653                  -           42,658

February 24, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 75 (Note 7)                           -            61,994                  -           62,000

February 24, 1999, conversion of convertible
    promissory notes to common stock (Note 7)                 -            34,693                  -           34,696

March 2, 1999, sale of common stock
    in Private Placement Transactions, net of
    Offering costs of $ 15 (Note 7)                           -            14,999                  -           15,000

March 25, 1999, conversion of convertible
    promissory note to common stock (Note 7)                  -            55,045                  -           55,053

March 26, 1999, conversion of convertible
    promissory notes to common stock (Note 7)                 -            86,852                  -           86,909

September 23, 1999, issuance of common
    stock for services (Note 7)                               -                (4)                 -                -

October 29, 1999, conversion of convertible
    promissory note to common stock (Note 7)                  -             9,999                  -           10,000

Net loss for the year ended December 31, 1999                 -                 -          (752,549)         (752,549)
                                                  -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 1999 (Audited)                    (25,000)    $   1,030,459     $  (1,206,774)    $    (200,108)
                                                  -------------     -------------     -------------     -------------

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

               From January 1, 1996 (Inception) to March 31, 2003

                                                          Preferred Stock                      Common Stock
                                                  -------------------------------     -------------------------------
                                                     Shares            Amount            Shares            Amount
                                                  -------------     -------------     -------------     -------------
Repayment of Stockholder's Advance                            -                 -                 -                 -

August 11, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -                 -           400,000                40

August 18, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -                 -            35,000                 3

August 30, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -                 -           160,000                16

September 20, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -                 -           120,000                12

September 27, 2000, conversion of convertible
    promissory notes to common stock (Note 7)                 -                 -           327,000                33

October 3, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -                 -           130,000                13

Net loss for the year ended December 31, 2000
    (Audited)                                                 -                 -                 -                 -
                                                  -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 2000 (Audited)                          -                 -        13,249,941             1,324
                                                  -------------     -------------     -------------     -------------

                                                                                         Deficit
                                                                                       Accumulated
                                                                                          During
                                                   Advance to          Paid-in         Development
                                                   Stockholder         Capital            Stage             Total
                                                  -------------     -------------     -------------     -------------
Repayment of Stockholder's Advance                       25,000                 -                 -            25,000

August 11, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -           199,960                 -           200,000

August 18, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -            17,497                 -            17,500

August 30, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -            79,984                 -            80,000

September 20, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -            59,988                 -            60,000

September 27, 2000, conversion of convertible
    promissory notes to common stock (Note 7)                 -           163,467                 -           163,500

October 3, 2000, sale of common stock
    pursuant to a confidential subscription
    agreement (Note 7)                                        -            64,987                 -            65,000

Net loss for the year ended December 31, 2000
    (Audited)                                                 -                 -        (1,653,972)       (1,653,972)
                                                  -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 2000 (Audited)                          -         1,616,342        (2,860,746)       (1,243,080)
                                                  -------------     -------------     -------------     -------------

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

               From January 1, 1996 (Inception) to March 31, 2003

                                                                Preferred Stock                      Common Stock
                                                        -------------------------------     -------------------------------
                                                           Shares            Amount            Shares            Amount
                                                        -------------     -------------     -------------     -------------
January 12, 2001, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7)                                             -                 -            50,000                 5

January 12, 2001, conversion of convertible
     promissory notes to common stock (Note 7)                      -                 -           101,823                11

January 22, 2001, issuance of common stock
     in lieu of compensation (Note 7)                               -                 -            60,000                 6

January 22, 2001, issuance of common stock through
     the Company's Employee Equity Incentive Plan
     (Notes 7 and 14)                                               -                 -             1,875                 1

March 20, 2001, issuance of common stock for
     consulting services (Note 7)                                   -                 -           100,000                10

July 31, 2001, conversion of convertible
     promissory notes to common stock (Note 7)                      -                 -         1,146,684               114

July 1, 2001, issuance of common stock for
     consulting services (Note 7)                                   -                 -           330,000                33

Net loss for the year ended December 31, 2001
     (Audited)                                                      -                 -                 -                 -
                                                        -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 2001 (Audited)                                -                 -        15,040,323     $       1,504
                                                        -------------     -------------     -------------     -------------
February 25, 2002, issuance of common stock for
     consulting services (Note 7)                                   -                 -           390,000                39

March 22, 2002, issuance of common stock for
     consulting services (Note 7)                                   -                 -           583,334                58

April 18, 2002, issuance of common stock for
     consulting services (Note 7)                                   -                 -         1,687,500               169

April 19, 2002, issuance of common stock for
     legal services (Note 7)                                        -                 -           208,335                21

                                                                                               Deficit
                                                                                             Accumulated
                                                                                                During
                                                         Advance to          Paid-in         Development
                                                         Stockholder         Capital            Stage             Total
                                                        -------------     -------------     -------------     -------------
January 12, 2001, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7)                                             -            24,995                 -            25,000

January 12, 2001, conversion of convertible
     promissory notes to common stock (Note 7)                      -           162,906                 -           162,917

January 22, 2001, issuance of common stock
     in lieu of compensation (Note 7)                               -            33,774                 -            33,780

January 22, 2001, issuance of common stock through
     the Company's Employee Equity Incentive Plan
     (Notes 7 and 14)                                               -             1,055                 -             1,056

March 20, 2001, issuance of common stock for
     consulting services (Note 7)                                   -            31,290                 -            31,300

July 31, 2001, conversion of convertible
     promissory notes to common stock (Note 7)                      -           573,228                 -           573,342

July 1, 2001, issuance of common stock for
     consulting services (Note 7)                                   -             3,267                 -             3,300

Net loss for the year ended December 31, 2001
     (Audited)                                                      -                 -        (1,398,639)       (1,398,639)
                                                        -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 2001 (Audited)                    $           -     $   2,446,857     $  (4,259,385)    $  (1,811,024)
                                                        -------------     -------------     -------------     -------------
February 25, 2002, issuance of common stock for
     consulting services (Note 7)                                   -            31,161                 -            31,200

March 22, 2002, issuance of common stock for
     consulting services (Note 7)                                   -           174,942                 -           175,000

April 18, 2002, issuance of common stock for
     consulting services (Note 7)                                   -            59,737                 -            59,906

April 19, 2002, issuance of common stock for
     legal services (Note 7)                                        -            24,979                 -            25,000

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

               From January 1, 1996 (Inception) to March 31, 2003

                                                                   Preferred Stock                      Common Stock
                                                           -------------------------------     -------------------------------
                                                              Shares            Amount            Shares            Amount
                                                           -------------     -------------     -------------     -------------
July 24, 2002, issuance of common stock for
      consulting services (Note 7)                                     -                 -           500,000                50

October 24, 2002, issuance of common stock for
      consulting services (Note 7)                                     -                 -         1,500,000               150

October 29, 2002, issuance of common stock for
      consulting services (Note 7)                                     -                 -         1,500,000               150

November 6, 2002, issuance of common stock for
      former employees in lieu of compensation (Note 7)                -                 -           390,600                39

November 6, 2002, issuance of common stock for
      consulting services (Note 7)                                     -                 -            50,000                 5

Net loss for the year ended December 31, 2002
      (Audited)                                                        -                 -                 -                 -
                                                           -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 2002 (Audited)                                   -                 -        21,850,092             2,185
                                                           -------------     -------------     -------------     -------------

January 2, 2003, issuance of common stock for
      expenses advanced by officer (Note 7)                            -                 -           742,334                74

January 2, 2003, issuance of common stock for
      consulting services by officer (Note 7)                          -                 -           851,902                85

January 2, 2003, issuance of common stock under
      Incentive Stock Option Plan (Note 7)                             -                 -         2,079,626               208

January 6, 2003, issuance of common stock for
      consulting services (Note 7)                                     -                 -           427,500                43

January 30, 2003, issuance of common stock for
      consulting services (Note 7)                                     -                 -           310,400                31

Net loss for the three months ended March 31, 2003                     -                 -                                   -
                                                           -------------     -------------     -------------     -------------
BALANCE, MARCH 31, 2003 (Unaudited)                                    -     $           -        26,261,854     $       2,626
                                                           -------------     -------------     -------------     -------------

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                                   During
                                                            Advance to          Paid-in         Development
                                                            Stockholder         Capital            Stage             Total
                                                           -------------     -------------     -------------     -------------
July 24, 2002, issuance of common stock for
      consulting services (Note 7)                                     -            24,950                 -            25,000

October 24, 2002, issuance of common stock for
      consulting services (Note 7)                                     -            89,850                 -            90,000

October 29, 2002, issuance of common stock for
      consulting services (Note 7)                                     -            74,850                 -            75,000

November 6, 2002, issuance of common stock for
      former employees in lieu of compensation (Note 7)                -            23,397                 -            23,436

November 6, 2002, issuance of common stock for
      consulting services (Note 7)                                     -             2,995                 -             3,000

Net loss for the year ended December 31, 2002
      (Audited)                                                        -                 -          (503,531)         (503,531)
                                                           -------------     -------------     -------------     -------------
BALANCE, DECEMBER 31, 2002 (Audited)                                   -         2,953,718        (4,762,916)       (1,807,013)
                                                           -------------     -------------     -------------     -------------

January 2, 2003, issuance of common stock for
      expenses advanced by officer (Note 7)                            -            20,711                 -            20,785

January 2, 2003, issuance of common stock for
      consulting services by officer (Note 7)                          -            42,510                 -            42,595

January 2, 2003, issuance of common stock under
      Incentive Stock Option Plan (Note 7)                             -           103,773                 -           103,981

January 6, 2003, issuance of common stock for
      consulting services (Note 7)                                     -            17,057                 -            17,100

January 30, 2003, issuance of common stock for
      consulting services (Note 7)                                     -            15,489                 -            15,520

Net loss for the three months ended March 31, 2003                     -                 -          (205,595)         (205,595)
                                                           -------------     -------------     -------------     -------------
BALANCE, MARCH 31, 2003 (Unaudited)                        $           -     $   3,153,258     $  (4,968,511)    $  (1,812,627)
                                                           =============     =============     =============     =============

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                    Cumulative
                                                                                                                       From
                                                                                                                    January 1,
                                                                                                                      1996
                                                                                                                    (Date of
                                                                                                                    Inception)
                                                                                          Three Months Ended            to
                                                                                              March 31,             March 31,
                                                                                ------------------------------
                                                                                     2003             2002             2003
                                                                                  (Unaudited)      (Unaudited)     (Unaudited)
                                                                                -------------     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                      $  (205,595)       $ (386,033)    $  (4,968,511)

  Transactions not requiring cash:
      Depreciation                                                                    1,404             7,256            91,330
  Changes in operating assets and liabilities:
      (Increase) decrease in employee advances                                            -                 -                 -
      (Increase) decrease in advance to stockholder                                       -                 -                 -
      (Increase) decrease in prepaid expenses                                        38,530               283                 -
      (Increase) decrease in deposits                                                     -                 -                 -
      Increase (decrease) in bank overdraft                                               -           (20,185)                -
      Increase (decrease) in wages payable                                                -                 -           323,553
      Increase (decrease) in accounts payable and other accrued expenses            (50,044)           (4,586)          632,710
      Increase (decrease) in payroll taxes payable                                    7,955                 -            34,712
                                                                                -----------        ----------     -------------
         NET CASH (USED IN) OPERATING ACTIVITIES                                   (207,750)         (403,265)       (3,886,206)
                                                                                -----------        ----------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase/acquisition of equipment                                                       -                 -          (102,719)
                                                                                -----------        ----------     -------------
         NET CASH (USED IN) INVESTING ACTIVITIES                                          -                 -          (102,719)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings/assumption on line of credit                                             -                 -            26,300
  Net payments on line of credit                                                          -                 -           (26,300)
  Proceeds/assumption of unsecured notes                                                  -            26,700           112,700
  Net payments on unsecured notes                                                         -              (700)          (21,400)
  Proceeds, assumption on convertible debt                                                -           311,000         1,695,061
  Reduction of convertible promissory notes                                               -          (150,000)         (953,061)
  Conversion of convertible promissory notes into common
      stock (includes $ 86,259 of accrued interest)                                       -           162,917         1,279,075
  Proceeds from stock subscriptions                                                       -                 -           447,500
  Redemption of stock subscriptions                                                       -           (25,000)         (597,500)
  Issuance of common stock                                                          199,981            97,892         2,026,809
  Assumption of capital lease obligation                                                  -                 -            26,361
  Net payments on capital lease obligation                                                -            (1,689)          (26,361)
                                                                                -----------        ----------     -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                  199,981           421,120         3,989,184
                                                                                -----------        ----------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            (7,769)           17,855               259

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        8,028                 -                 -
                                                                                ------------       ----------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       259        $   17,855     $         259
                                                                                ===========        ==========     =============

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------

  Cash paid during the period for:
      Interest                                                                  $         -        $      137     $      18,824
      Taxes                                                                     $         -        $        -     $       4,800

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Common stock issued for consulting services                                   $    96,000        $   31,300     $     630,541
  Common stock in lieu of compensation                                          $   103,981        $        -     $     161,197

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $4,968,511 through March 31, 2003.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued

Liquidity

The Company has recurring operating losses since inception that have continued subsequent to March 31, 2003. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

The Company has received $ 34,558 in financing for the three months ended March 31, 2003.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the three months ended March 31, 2003 and 2002, the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.

Fair Value of Financial Instruments

Cash, advances, prepaid expenses, notes payable, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long term debt obligations approximate fair value at the balance sheet date.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task ForceIssue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - Continued

The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of this interpretation will have a material impact on operations or financial position.

Stock Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

                                             Years Ended December 31,
                                   ---------------------------------------------
                                       2002            2001            2000
                                   ------------   -------------   --------------
 Net income (loss)
    As reported                    $  (503,531)   $ (1,398,639)   $  (1,653,972)
   Stock compensation
    expense, net of tax               (408,997)        (85,638)        (119,426)
                                   ------------   -------------   --------------
    Pro forma                      $  (912,528)   $ (1,484,277)   $  (1,773,398)
                                   ============   =============   ==============

 Net income (loss) per share:
    As reported - basic            $   (0.0280)   $    (0.0985)   $     (0.1328)
    Pro forma - basic              $   (0.0510)   $    (1.0580)   $     (0.1424)


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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At March 31:                                         2003            2002
                                                  ----------      ----------
Computer and peripheral equipment                 $  102,719      $  102,719

Less accumulated depreciation                         91,330          85,714
                                                  ----------      ----------
                                                  $   11,389      $   17,005
                                                  ==========      ==========

Total depreciation expense for the three months ended March 31, 2003 and 2002 respectively was $ 1,404 and $7,256.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At March 31:                                                 2003         2002
                                                             ----         ----

Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                    $  49,800   $   49,800

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                       15,500       15,500

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                       12,000       12,000

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                       14,000       14,000
                                                          ---------   ----------
                                                          $  91,300   $   91,300
                                                          =========   ==========

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK - Continued
During the year ended December 31, 2000, the Company issued 715,000 shares of its $ .0001 common stock at an average price of $ .50 per share.

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

During the three months ended March 31, 2003, the Company issued 1,589,803 shares of its $ .0001 par value common stock at an average price of $ .045 per share for consulting services.

During the three months ended March 31, 2003, the Company issued 742,334 shares of its $ .0001 par value common stock at an average price of $ .03 per share to an officer for expenses advanced.

During the three months ended March 31, 2003, the Company issued 2,079,626 shares of its $ .0001 par value common stock at an average price of $ .05 per share under the Company's Incentive Stock Option Plan.

                             VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

NOTE 9 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 10%.
The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note
balance along with all accrued interest is due and payable
on demand                                                              60,000      60,000

Convertible promissory note, unsecured with interest at 10%.
The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note
balance along with all accrued interest is due and payable
on demand                                                              45,000      45,000
                                                                    ---------   ---------
                                                                    $ 742,000   $ 742,000
                                                                    =========   =========

NOTE 10 - INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

For the year ended December 31:                                       2002        2001
                                                                      ----        ----
     U.S. federal statutory graduated rate                           30.10%      30.40%
     State income tax rates net of federal
     benefits:
         Colorado                                                     3.07%       3.16%
         California                                                   0.00%       6.10%
       Net operating loss for which no tax
         benefit is currently available                             (33.17%)    (39.66%)

                                                                    --------    --------
                                                                         0%          0%
                                                                    ========    ========

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

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

NOTE 12 - RELATED PARTY TRANSACTION

In consideration of funds received, the Company has issued eight separate convertible promissory notes payable to a director of the Corporation. Interest expense incurred amounted to $15,873 and $15,830 for the three months ended March 31, 2003 and 2002 respectively.

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

  Stock Options Outstanding Under Incentive Plan:                   Price per Share
                                                            -----------------------------
                                                                                Weighted
                                               Shares            Range          Average
                                             -----------    ---------------   -----------
  Balance, December 31, 2001                   2,228,305    $ 0.25 - $ 0.28      $ 0.26
     Granted                                           0    $ 0.00 - $ 0.00      $ 0.00
     Exercised                                         0    $ 0.00 - $ 0.00      $ 0.00
     Cancelled                                         0    $ 0.00 - $ 0.00      $ 0.00
                                             -----------    ---------------   -----------
  Balance, December 31, 2002                   2,228,305    $ 0.25 - $ 0.28      $ 0.26
                                             ===========    ===============   ===========

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

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

  Stock Options Outstanding Under Incentive Plan:                   Price per Share
                                                            -----------------------------
                                                                                Weighted
                                               Shares             Range         Average
                                             ----------     -----------------  ----------
  Balance, October 1, 2002                            0     $ 0.035 - $ 0.170    $ 0.10
     Granted                                  7,000,000     $ 0.035 - $ 0.045    $ 0.04
     Exercised                                2,079,626     $ 0.050 - $ 0.050    $ 0.05
     Cancelled                                        0     $ 0.000 - $ 0.000    $ 0.00
                                             ----------     -----------------  ----------
  Balance, March 31, 2003                     4,920,374     $ 0.035 - $  0.17    $ 0.07
                                             ==========     =================  ==========

    (b) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at March 31, 2003 was less than the warrants' prices.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2003

NOTE 14 - STOCKHOLDER EQUITY - (Continued)

STOCK BASED EMPLOYEE COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

                                             Years Ended December 31,
                                   ---------------------------------------------
                                     2002              2001             2000
                                   ------------   --------------   -------------
 Net income (loss)
    As reported                    $  (503,531)   $  (1,398,639)   $ (1,653,972)
    Stock compensation
    expense, net of tax               (408,997)         (85,638)       (119,426)
                                   ------------   --------------   -------------
    Pro forma                      $  (912,528)   $  (1,484,277)   $ (1,773,398)
                                   ============   ==============   =============

 Net income (loss) per share:
    As reported - basic            $   (0.0280)   $     (0.0985)   $     0.1328)
    Pro forma - basic              $   (0.0510)   $     (1.0580)   $     0.1424)

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

     1. I have reviewed this quarterly report on Form 10QSB of Vertica Software, Inc.;

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


Dated: May 19, 2003               By: /s/  WILLIAM F. MASON
                                        -----------------------------------
                                        William F. Mason
                                        Chief Executive Officer and
                                        Chief Financial Officer

                                                                    EXHIBIT 99.1

                Certification Pursuant to 18 U.S.C. Section 1350
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Vertica Software, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof I, William Mason, acting as the Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanese-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of SEC 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company for the period presented.

/s/   William Mason
---------------------------------------
William Mason
Chief Executive Officer and acting as
Chief Financial Officer

Date:  May 19, 2003

                                Disclosure Page 5