Form 10QSB
period 2003-06-30
VERTICA SOFTWARE INC/CA
filed 2003-08-14
CIK 1079797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-28813

Vertica Software Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	93-1192725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

106 E. 6th Street, Suite 900 Austin, Texas 78701

(Address of principal executive offices)

(512) 322-3900

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of Common equity, as of the latest practicable date: 26,741,445 shares of common stock as of June 30, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

Filing Sections

Document	1
Base	1
Cover Page	1
Signatures	2
Table of Contents	3
Management Discussion	4
Financial Statement Item	6
Balance Sheets	F-1
Statements of Operations	F-2
Statement of Changes in Stockholders’ Equity	F-3
Statements of Cashflows	F-9
Financial Statements Footnotes	F-10

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Some of the statements contained in this Form 10-KSB are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” under Item 1 above. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company’s Registration Statement on form 10-SB, with amendments, for the year ended December 31, 2002 and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of operations:

The Company realized a net loss from operations of $290,891 and $189,262 for the six months ended June 30, 2003 and 2002. The Company has realized, since January 1, 1996 (inception) to June 30, 2003, a cumulative net loss from operations of $5,053,807. The Company had $0 in sales from operations for the six months ended June 30, 2003, and cumulatively $57,887 for the period January 1, 1996 (Date of Inception) through June 30, 2003.

Plan of operation:

The company has retained two professionals to execute the move from the Research and development stage to the marketing of the Vertica products. Press on October 1, 2002 announced the Charles Group and their related background and skill sets. On November 19, 2002 Vertica announced the addition of Susan Thompson and the marketing expertise that she brings to the new management coalition.

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

During the six months ended June 30, 2003, we received funds totaling $71,058 in the form of convertible promissory notes and cash contributions from an officer and share holder.

Research and Development:

The Company has suspended all research and development at this time to focus on marketing existing products.

Purchase of Significant Equipment:

The Company does not expect to expend any funds for the purchase of equipment over the next twelve months.

VERTICA SOFTWARE, INC. (FORMERLY PERFECTION DEVELOPMENT CORPORATION) (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents (Note 3)	$186	$3,725
Prepaid Expenses	21,880	159,279

TOTAL CURRENT ASSETS	22,066	163,004

EQUIPMENT, less accumulated depreciation of $ 92,734, and $ 87,118, respectively (Notes 3 and 5)	9,985	15,601

DEPOSITS	—	—

TOTAL ASSETS	$32,051	$178,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Other Accrued Expenses	$657,545	$683,761
Wages Payable	343,967	343,967
Payroll Taxes Payable	34,712	26,757
Notes Payable (Note 6)	91,300	91,300

TOTAL CURRENT LIABILITIES	1,127,524	1,145,785

CONVERTIBLE PROMISSORY NOTES (Note 8)	778,500	742,000

TOTAL LIABILITIES	1,906,024	1,887,785

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 12)
Preferred Stock, $ .001 par value, 3,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common Stock, $ .0001 par value, 30,000,000 shares authorized; 26,741,445 shares issued and outstanding at June 30, 2003 , and 17,909,492 shares issued and outstanding at June 30, 2002, respectively	2,674	1,791
Paid in Capital	3,177,160	2,737,676
Deficit accumulated during development stage	(5,053,807)	(4,448,647)

TOTAL STOCKHOLDERS’ EQUITY	(1,873,973)	(1,709,180)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,051	$178,605

The accompanying notes are an integral part of these financial statements.

VERTICA SOFTWARE, INC

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

( A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From January 1, 1996 (Date of Inception) to June 30, 2003
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total Revenue	$—	$—	$		$57,887

Operating expenses:
Product development	—	—			1,386,826
General and administrative	63,236	98,755	247,355	146,391	3,367,575

Total operating expenses	63,236	98,755	247,355	146,391	4,754,401

Loss from operations	(63,236)	(98,755)	(247,355)	(146,391)	(4,696,514)

Interest income	—	—			2,571
Interest expense (Note 11)	(22,060)	(21,476)	(43,536)	(42,871)	(360,058)
Other income	—	—			5,195
Bad debt expense	—	—	—	—	(201)

Loss before income taxes	(85,296)	(120,231)	(290,891)	(189,262)	(5,049,007)

Provision for income taxes (Note 9)	—	—	—	—	(4,800)

Net loss	$(85,296)	$(120,231)	(290,891)	(189,262)	$(5,053,807)

Net loss applicable to common stockholders	$(85,296)	$(120,231)	(290,891)	(189,262)	$(5,053,807)

Net loss per share—basic	$(0.0032)	$(0.0069)	(0.0111)	(0.0108)	$(0.1923)

Weighted average shares used in per share calculation—basic	26,383,739	17,532,202	26,277,525	17,532,202	26,277,525

The accompanying notes are an integral part of these financial statements.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders’ Equity

From January 1, 1996 (Inception) to June 30, 2003

	Preferred Stock		Common Stock		Advance to Stockholder	Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 1995	—	$—	—	$—	$—	$—	$—	$—

January 1, 1996 (inception), shares issued at incorporation (Note 4)	—	—	9,200,000	920	—	(70)	—	850

Net loss for the year ended December 31, 1996	—	—	—	—	—	—	(42,285)	(42,285)

BALANCE DECEMBER 31, 1996 (Audited)	—	$—	9,200,000	$920	$—	$(70)	$(42,285)	$(41,435)

Net loss for the year ended December 31, 1997	—	—	—	—	—	—	(176,605)	(176,605)

BALANCE DECEMBER 31, 1997 (Audited)	—	$—	9,200,000	$920	$—	$(70)	$(218,890)	$(218,040)

December 31, 1998, Issuance of common stock pursuant to a reverse merger acquisition	—	—	1,300,000	130	—	(130)	—	—

December 31, 1998, sale of common stock pursuant to a confidential subscription agreement (Note 7)	—	—	50,000	5	—	49,995	—	50,000

December 31, 1998, sale of common stock pursuant to a confidential subscription agreement (Note 7)	—	—	50,000	5	—	49,995	—	50,000

Advance to Stockholder	—	—	—	—	(25,000)	—	—	(25,000)

Net loss for the year ended December 31, 1998	—	—	—	—	—	—	(235,335)	(235,335)

BALANCE DECEMBER 31, 1998 (Audited)	—	$—	10,600,000	$1,060	$(25,000)	$99,790	$(454,225)	$(378,375)

February 11, 1999, sale of common stock pursuant to a confidential subscription agreement (Note 7)	—	—	40,000	4	—	39,996	—	40,000

The accompanying notes are an integral part of these financial statements.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders’ Equity

From January 1, 1996 (Inception) to June 30, 2003

	Preferred Stock		Common Stock		Advance to Stockholder	Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
February 11, 1999, sale of common stock in Private Placement Transactions, net of Offering costs of $ 1,876 (Note 7)	—	—	584,500	58	—	584,442	—	584,500

February 11, 1999, conversion of convertible promissory note to common stock (Note 7)	—	—	41,433	5	—	42,653	—	42,658

February 24, 1999, sale of common stock in Private Placement Transactions, net of Offering costs of $ 75 (Note 7)	—	—	62,000	6	—	61,994	—	62,000

February 24, 1999, conversion of convertible promissory notes to common stock (Note 7)	—	—	32,885	3	—	34,693	—	34,696

March 2, 1999, sale of common stock in Private Placement Transactions, net of Offering costs of $ 15 (Note 7)	—	—	15,000	1	—	14,999	—	15,000

March 25, 1999, conversion of convertible promissory note to common stock (Note 7)	—	—	80,802	8	—	55,045	—	55,053

March 26, 1999, conversion of convertible promissory notes to common stock (Note 7)	—	—	571,321	57	—	86,852	—	86,909

September 23, 1999, issuance of common stock for services (Note 7)	—	—	40,000	4	—	(4)	—	—

October 29, 1999, conversion of convertible promissory note to common stock (Note 7)	—	—	10,000	1	—	9,999	—	10,000

Net loss for the year ended December 31, 1999	—	—	—	—	—	—	(752,549)	(752,549)

BALANCE, DECEMBER 31, 1999 (Audited)	—	$—	12,077,941	$1,207	(25,000)	$1,030,459	$(1,206,774)	$(200,108)

The accompanying notes are an integral part of these financial statements.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders’ Equity

From January 1, 1996 (Inception) to June 30, 2003

	Preferred Stock		Common Stock		Advance to Stockholder	Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
Repayment of Stockholder’s Advance	—	—	—	—	25,000	—	—	25,000

August 11, 2000, sale of common stock pursuant to a confidential subscription agreement (Note 7)	—	—	400,000	40	—	199,960	—	200,000

August 18, 2000, sale of common stock pursuant to a confidential subscription agreement (Note 7)	—	—	35,000	3	—	17,497	—	17,500

August 30, 2000, sale of common stock pursuant to a confidential subscription agreement (Note 7)	—	—	160,000	16	—	79,984	—	80,000

September 20, 2000, sale of common stock pursuant to a confidential subscription agreement (Note 7)	—	—	120,000	12	—	59,988	—	60,000

September 27, 2000, conversion of convertible promissory notes to common stock (Note 7)	—	—	327,000	33	—	163,467	—	163,500

October 3, 2000, sale of common stock pursuant to a confidential subscription agreement (Note 7)	—	—	130,000	13	—	64,987	—	65,000

Net loss for the year ended December 31, 2000 (Audited)	—	—	—	—	—	—	(1,653,972)	(1,653,972)

BALANCE, DECEMBER 31, 2000 (Audited)	—	—	13,249,941	1,324	—	1,616,342	(2,860,746)	(1,243,080)

The accompanying notes are an integral part of these financial statements.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders’ Equity

From January 1, 1996 (Inception) to June 30, 2003

	Preferred Stock		Common Stock		Advance to Stockholder	Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
January 12, 2001, sale of common stock pursuant to a confidential subscription agreement (Note 7)	—	—	50,000	5	—	24,995	—	25,000

January 12, 2001, conversion of convertible promissory notes to common stock (Note 7)	—	—	101,823	11	—	162,906	—	162,917

January 22, 2001, issuance of common stock in lieu of compensation (Note 7)	—	—	60,000	6	—	33,774	—	33,780

January 22, 2001, issuance of common stock through the Company’s Employee Equity Incentive Plan (Notes 7 and 14)	—	—	1,875	1	—	1,055	—	1,056

March 20, 2001, issuance of common stock for consulting services (Note 7)	—	—	100,000	10	—	31,290	—	31,300

July 31, 2001, conversion of convertible promissory notes to common stock (Note 7)	—	—	1,146,684	114	—	573,228	—	573,342

July 1, 2001, issuance of common stock for consulting services (Note 7)	—	—	330,000	33	—	3,267	—	3,300

Net loss for the year ended December 31, 2001 (Audited)	—	—	—	—	—	—	(1,398,639)	(1,398,639)

BALANCE, DECEMBER 31, 2001 (Audited)	—	—	15,040,323	$1,504	$—	$2,446,857	$(4,259,385)	$(1,811,024)

February 25, 2002, issuance of common stock for consulting services (Note 7)	—	—	390,000	39	—	31,161	—	31,200

March 22, 2002, issuance of common stock for consulting services (Note 7)	—	—	583,334	58	—	174,942	—	175,000

April 18, 2002, issuance of common stock for consulting services (Note 7)	—	—	1,687,500	169	—	59,737	—	59,906

April 19, 2002, issuance of common stock for legal services (Note 7)	—	—	208,335	21	—	24,979	—	25,000

The accompanying notes are an integral part of these financial statements.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders’ Equity

From January 1, 1996 (Inception) to June 30, 2003

	Preferred Stock		Common Stock		Advance to Stockholder	Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
July 24, 2002, issuance of common stock for consulting services (Note 7)	—	—	500,000	50	—	24,950	—	25,000

October 24, 2002, issuance of common stock for consulting services (Note 7)	—	—	1,500,000	150	—	89,850	—	90,000

October 29, 2002, issuance of common stock for consulting services (Note 7)	—	—	1,500,000	150	—	74,850	—	75,000

November 6, 2002, issuance of common stock for former employees in lieu of compensation (Note 7)	—	—	390,600	39	—	23,397	—	23,436

November 6, 2002, issuance of common stock for consulting services (Note 7)	—	—	50,000	5	—	2,995	—	3,000

Net loss for the year ended December 31, 2002 (Audited)	—	—	—	—	—	—	(503,531)	(503,531)

BALANCE, DECEMBER 31, 2002 (Audited)	—	—	21,850,092	2,185	—	2,953,718	(4,762,916)	(1,807,013)

January 2, 2003, issuance of common stock for expenses advanced by officer (Note 7)	—	—	742,334	74	—	20,711	—	20,785

January 2, 2003, issuance of common stock for consulting services by officer (Note 7)	—	—	851,902	85	—	42,510	—	42,595

January 2, 2003, issuance of common stock under Incentive Stock Option Plan (Note 7)	—	—	2,079,626	208	—	103,773	—	103,981

January 6, 2003, issuance of common stock for consulting services (Note 7)	—	—	427,500	43	—	17,057	—	17,100

January 30, 2003, issuance of common stock for consulting services (Note 7)	—	—	310,400	31	—	15,489	—	15,520

The accompanying notes are an integral part of these financial statements.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders’ Equity

From January 1, 1996 (Inception) to June 30, 2003

	Preferred Stock		Common Stock		Advance to Stockholder	Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount
May 15, 2003, issuance of common stock for consulting services (Note 7)	—	—	479,591	48	—	23,902	—	23,950

Net loss for the six months ended June 30, 2003	—	—		—	—	—	(290,891)	(290,891)

BALANCE, JUNE 30, 2003 (Unaudited)	—	$—	26,741,445	$2,674	$—	$3,177,160	$(5,053,807)	$(1,873,973)

The accompanying notes are an integral part of these financial statements.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		Cumulative From January 1, 1996 (Date of Inception) to June 30, 2003
	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(290,891)	$(189,262)	$(5,053,807)

Transactions not requiring cash:
Depreciation	2,808	5,453	92,734
Changes in operating assets and liabilities:
(Increase) decrease in employee advances	—	—	—
(Increase) decrease in advance to stockholder	—	—	—
(Increase) decrease in prepaid expenses	16,650	(159,279)	(21,880)
(Increase) decrease in deposits	—	—	—
Increase (decrease) in bank overdraft	—	—	—
Increase (decrease) in wages payable	—	—	323,553
Increase (decrease) in accounts payable and other accrued expenses	(4,795)	55,707	677,959
Increase (decrease) in payroll taxes payable	7,955	—	34,712

NET CASH (USED IN) OPERATING ACTIVITIES	(268,273)	(287,381)	(3,946,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase/acquisition of equipment	—	—	(102,719)

NET CASH (USED IN) INVESTING ACTIVITIES	—	—	(102,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/assumption on line of credit	—	—	26,300
Net payments on line of credit	—	—	(26,300)
Proceeds/assumption of unsecured notes	—	—	112,700
Net payments on unsecured notes	—	—	(21,400)
Proceeds, assumption on convertible debt	36,500	—	1,731,561
Reduction of convertible promissory notes	—	—	(953,061)
Conversion of convertible promissory notes into common stock (includes $ 86,259 of accrued interest)	—	—	1,279,075
Proceeds from stock subscriptions	—	—	447,500
Redemption of stock subscriptions	—	—	(597,500)
Issuance of common stock	223,931	291,106	2,050,759
Assumption of capital lease obligation	—	—	26,361
Net payments on capital lease obligation	—	—	(26,361)

NET CASH PROVIDED BY FINANCING ACTIVITIES	260,431	291,106	4,049,634

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,842)	3,725	186

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,028	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$186	$3,725	$186

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$—	$—	$18,824
Taxes	$—	$—	$4,800

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for consulting services	$119,950	$291,106	$654,491
Common stock in lieu of compensation	$103,981	$—	$161,197

The accompanying notes are an integral part of these financial statements.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $5,053,807 through June 30, 2003.

Management plans to raise additional capital, primarily through the issuance of common stock and convertible promissory debt until successful operations are obtained, and the Company is no longer in the development stage.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to underwrite the Company’s development stage through completion will provide the necessary financial requirements, which in turn will provide the opportunity for the Company to continue as a going concern.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

Background

Vertica Software, Inc., (the “Company”), formerly “Perfection Development Corporation”, was incorporated in Colorado on April 18, 1997. As further discussed in Notes 3 and 4, on September 29, 1998, Perfection Development Corporation entered into an agreement pursuant to which it would acquire all of the outstanding capital stock of Vertica Software, Inc., a California corporation (“Vertica California”). On December 31, 1998, Vertica California merged with and into the Company. The Company was the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. Concurrently with the merger, the Company changed its name from Perfection Development Corporation to Vertica Software, Inc. The Company is developing Internet/Intranet software products and services and an Internet web site for the hazardous material and environmental industries.

Products

The Company’s current product development includes an environmental management computer software system called ICOMPLY and an Internet web site called HAZWEB.COM. ICOMPLY is planned to be a set of computer software modules designed to automate environmental regulation compliance and related activities for common industrial applications. The related activities will include chemical inventory listings and tracking, transportation manifests, emergency response, permit applications, waste streams, and occupational training. HAZWEB.COM is an on-line web site that intended to serve the hazardous materials community and environmental concerns of industry. The Company intends to allow ICOMPLY to link to HAZWEB.COM for additional content information, on-line regulations compliance and on-demand training and services.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued

Liquidity

The Company has recurring operating losses since inception that have continued subsequent to June 30, 2003. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company’s business.

The Company has received $ 71,058 in financing for the six months ended June 30, 2003.

The Company understands that the proceeds from this and similar transactions will not provide adequate funding to sustain the Company’s operations. Permanent equity funding must be raised. There is no assurance that the funding will be raised, or that it will be sufficient to sustain operations until the Company begins generating positive cash flows.

The Company’s plan to continue the marketing of its core products and commence sales operations through the year ending December 31, 2003 is solely dependent on additional funding through the sale of equitable securities or convertible promissory notes and assistance through the issuance of stock in lieu of compensation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As further discussed in Note 4, the acquisition of Vertica California was accounted for as a “reverse merger acquisition” whereby, for accounting purposes, Perfection Development Corporation acquired the Company under the purchase method of accounting and, due to the lack of significant prior operations of Perfection Development Corporation, was substantially recorded as a “recapitalization”. Accordingly, the historical financial statements have been restated after giving effect to the December 31, 1998 acquisition of the Company. The financial statements have been prepared to give retroactive effect to January 1, 1996 of the reverse merger acquisition completed on December 31, 1998 and represent the operations of Vertica California. Consistent with reverse acquisition accounting: ( i ) all of Vertica California’s assets, liabilities and accumulated deficit are reflected at their combined historical cost ( as the accounting acquirer ) and ( ii ) the preexisting outstanding shares of the Company ( the accounting acquiree ) are reflected at their net asset value as if issued on December 31, 1998.

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

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of uninsured cash balances. The Company places its cash deposits with high-credit quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Company (FDIC) limit of $100,000.

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

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the Period January 1, 1996 (inception) through June 30, 2003.

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

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the six months ended June 30, 2003 and 2002, the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.

Fair Value of Financial Instruments

Cash, advances, prepaid expenses, notes payable, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long term debt obligations approximate fair value at the balance sheet date.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of the Interpretation will have a material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 1 - “The Company and Summary of Significant Accounting Policies” and Note 14 - “Stockholders’ Equity.”

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

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

Stock Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

	Years Ended December 31,
	2002	2001	2000
Net income (loss)
As reported	$(503,531)	$(1,398,639)	$(1,653,972)
Stock compensation expense, net of tax	(408,997)	(85,638)	(119,426)

Pro forma	$(912,528)	$(1,484,277)	$(1,773,398)

Net income (loss) per share:
As reported - basic	$(0.0280)	$(0.0985)	$(0.1328)
Pro forma - basic	$(0.0510)	$(1.0580)	$(0.1424)

Diluted net loss per share for the years ended December 31, 2002, 2001, 2000 have not been included since their effect is anti-dilutive.

NOTE 4 - ACQUISITION

The Company’s current business is a continuation of the business formerly conducted by Vertica Software, Inc., a California corporation (“Vertica California”). On December 31, 1998, the Company acquired 100% of the outstanding capital stock of Vertica California in a “reverse merger acquisition.” The purchase price was solely comprised of the issuance of 9,200,000 shares of the Company’s common stock, par value $ 0001, to the shareholders of Vertica California in exchange for all 4,930,000 shares of Vertica California’s common stock, no par value. The Company was the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. Concurrently with the merger, the Company changed its name from Perfection Development Corporation to Vertica Software, Inc. The merger constituted a tax-free reorganization. The acquisition of Vertica California was accounted for using the purchase method of accounting, and due to the lack of significant prior Company operations, was substantially recorded as a “recapitalization.”

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At June 30:	2003	2002
Computer and peripheral equipment	$102,719	$102,719

Less accumulated depreciation	92,734	87,118

	$9,985	$15,601

Total depreciation expense for the six months ended June 30, 2003 and 2002 respectively was $ 2,808 and $5,453.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At June 30:	2003	2002
Note payable to corporation, unsecured, bearing compound interest at 12 1/2%, and payable upon demand	$49,800	$49,800

Note payable to individual, unsecured, bearing compound interest at 12 1/2%, and payable upon demand	15,500	15,500

Note payable to individual, unsecured, bearing compound interest at 12 1/2%, and payable upon demand	12,000	12,000

Note payable to individual, unsecured, bearing compound interest at 12 1/2%, and payable upon demand	14,000	14,000

	$91,300	$91,300

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK

Sale and Issuance of Common Stock

On December 31, 1998, in connection with the reverse merger acquisition, the Company issued 1,300,000 shares of its $ .0001 par value common stock in a recapitalization of the Company. The 1,300,000 shares consisted of the following:

260,000 shares of its $ .0001 par value common stock at $ .25 per share pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended (the “Act”). The Company received net proceeds of $ 60,500 after deducting offering costs of $ 4,500.

1,040,000 shares of $ .0001 par value common stock were issued to officers for services. These shares are “restricted securities” and may be sold only in compliance with Rule 144 of the Act.

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

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

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

During the year ended December 31, 2001, the Company issued 1,875 shares of its $ .0001 par value common stock at an average price of $ .56 per share through the Company’s Employee Equity Incentive Plan.

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

During the three months ended March 31, 2003, the Company issued 2,079,626 shares of its $ .0001 par value common stock at an average price of $ .05 per share under the Company’s Incentive Stock Option Plan.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK - Continued

During the three months ended June 30, 2003, the Company issued 479,591 shares of its $ ..0001 par value common stock at an average price of $ .05 per share for consulting services.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

At June 30:	2003	2002

Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all accrued interest is payable on demand	$50,000	$50,000

Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all accrued interest is payable on demand	50,000	50,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price equal to 75% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all accrued interest is due and payable on demand	61,000	61,000

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

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

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

NOTE 8 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest is due and payable on demand	60,000	60,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest is due and payable on demand	45,000	45,000

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest is due and payable on demand	35,000	0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest is due and payable on demand	1,500	0

	$778,500	$742,000

NOTE 9 - INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

For the year ended December 31:	2002	2001
U.S. federal statutory graduated rate	30.10%	30.40%
State income tax rates net of federal benefits:
Colorado	3.07%	3.16%
California	0.00%	6.10%
Net operating loss for which no tax benefit is currently available	(33.17)%	(39.66)%

	0%	0%

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

NOTE 9 - INCOME TAXES - (Continued)

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

NOTE 11 - RELATED PARTY TRANSACTION

In consideration of funds received, the Company has issued ten separate convertible promissory notes payable to a director of the Corporation. Interest expense incurred amounted to $22,060 and $42,871 for the six months ended June 30, 2003 and 2002 respectively.

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

		Price per Share
Stock Options Outstanding Under Incentive Plan:	Shares	Range	Weighted Average
Balance, December 31, 2002	2,228,305	$ 0.25 - $ 0.28	$0.26
Granted	0	$ 0.00 - $ 0.00	$0.00
Exercised	0	$ 0.00 - $ 0.00	$0.00
Cancelled	0	$ 0.00 - $ 0.00	$0.00

Balance, June 30, 2003	2,228,305	$ 0.25 - $ 0.28	$0.26

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

NOTE 12 - STOCKHOLDER EQUITY - (Continued)

(b) 2002 EQUITY INCENTIVE PLAN

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

Stock Options Outstanding Under Incentive Plan:		Price per Share
	Shares	Range	Weighted Average
Balance, October 1, 2002	0	$ 0.035 - $ 0.170	$0.10
Granted	7,000,000	$ 0.035 - $ 0.045	$0.04
Exercised	2,079,626	$ 0.050 - $ 0.050	$0.05
Cancelled	0	$ 0.000 - $ 0.000	$0.00

Balance, June 30, 2003	4,920,374	$ 0.035 - $ 0.17	$0.07

(c) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company’s common stock at June 30, 2003 was less than the warrants’ prices.

VERTICA SOFTWARE, INC.

(FORMERLY PERFECTION DEVELOPMENT CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2003

NOTE 13 - STOCK BASED EMPLOYEE COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

	Years Ended December 31,
	2002	2001	2000
Net income (loss)
As reported	$(503,531)	$(1,398,639)	$(1,653,972)
Stock compensation expense, net of tax	(408,997)	(85,638)	(119,426)

Pro forma	$(912,528)	$(1,484,277)	$(1,773,398)

Net income (loss) per share:
As reported - basic	$(0.0280)	$(0.0985)	$(0.1328)
Pro forma - basic	$(0.0510)	$(1.0580)	$(0.1424)

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
Vertica Software, Inc.

(Registrant)

Date:  August 13, 2003