Form 10QSB
period 2003-09-30
VERTICA SOFTWARE INC/CA
filed 2003-11-21
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

{_}  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes { } No { }

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 28,251,755 shares of common stock as of September 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes { } No {X}




                                Table of Contents

                                 Filing Sections




Document ................................................       1
Base ....................................................       1
Cover Page ..............................................       1
Signatures ..............................................       2
Table of Contents .......................................       3
Management Discussion ...................................       4
Financial Statement Item ................................       6
Balance Sheets ...........................................     F-1
Statements of Operations .................................     F-2
Statement of Changes in Stockholders' Equity .............     F-3
Statements of Cashflows ..................................     F-9
Financial Statements Footnotes ...........................     F-10




 Item 6. Management's Discussion and Analysis or Plan of Operation.

     Some of the statements contained in this Form 10-KSB are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in "Risk Factors" under Item 1 above. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Registration Statement on form 10-SB, with amendments, for the year ended December 31, 2002 and in the Company's other filings with the Securities and Exchange Commission.

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

Results of operations:

     The Company realized a net loss from operations of $93,273 and $86,810 for the nine months ended September 30, 2003 and 2002. The Company has realized, since January 1, 1996 (inception) to September 30, 2003, a cumulative net loss from operations of $5,147,080. The Company had $0 in sales from operations for the nine months ended September 30, 2003, and cumulatively $57,887 for the period January 1, 1996 (Date of Inception) through September 30, 2003.

Plan of operation:

     The company has retained two professionals to execute the move from the Research and development stage to the marketing of the Vertica products. Press on October 1, 2002 announced the Charles Group and their related background and skill sets.

Vertica believes that the addition will substantially move the time line forward for the sales and or placement of iComply(TM). This placement will generate the first sale and/or revenue for Vertica. The management team is working on the business model and projections to support the model and the sale efforts and will make that information available upon completion.





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

     During the nine months ended September 30, 2003, we received funds totaling $115,558 in the form of convertible promissory notes and cash contributions from an officer and share holder.

     Research and Development:

     The Company has suspended all research and development at this time to focus on marketing existing products.

Purchase of Significant Equipment:

     The Company does not expect to expend any funds for the purchase of equipment over the next twelve months.







                          VERTICA SOFTWARE, INC.
              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                      (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS
                           September 30, September 30,
                                                      2003        2002

                                                   ----------- -----------
                                                   (Unaudited) (Unaudited)
                      ASSETS
CURRENT ASSETS
Cash and Cash Equivalents (Note 3)                       $   -     $20,282
Prepaid Expenses                                        21,880     113,076

                                                   ----------- -----------
TOTAL CURRENT ASSETS                                    21,880     133,358
EQUIPMENT, less accumulated depreciation of $            8,581      14,197
94,138, and $ 78,898, respectively (Notes 3 and 5)
DEPOSITS                                                    --          --

                                                   ----------- -----------
TOTAL ASSETS                                          $ 30,461   $ 147,555

                                                   ----------- -----------
                 LIABILITIES AND
               STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft                                           1,605           0
Accounts Payable and Other Accrued Expenses          $ 688,619   $ 739,521
Wages Payable                                          343,967     343,967
Payroll Taxes Payable                                   34,712      26,757
Notes Payable (Note 6)                                  91,300      91,300

                                                   ----------- -----------
TOTAL CURRENT LIABILITIES                            1,159,603   1,201,545
CONVERTIBLE PROMISSORY NOTES (Note 8)                  823,000     742,000





                                                   ----------- -----------
TOTAL LIABILITIES                                    1,982,603   1,943,545

                                                   ----------- -----------
STOCKHOLDERS' EQUITY (DEFICIT) (Note 12)
Preferred Stock, $ .001 par value, 3,000,000                --          --
shares authorized, -0- shares issued and
outstanding
Common Stock, $ .0001 par value, 30,000,000 shares       2,825       1,791
authorized; 28,251,755 shares issued and
outstanding at September 30, 2003 , and 17,909,492
shares issued and outstanding at September 30, 2002,
respectively
Paid in Capital                                      3,192,112   2,737,676
Deficit accumulated during development stage       (5,147,079) (4,535,457)

                                                   ----------- -----------
TOTAL STOCKHOLDERS' EQUITY                         (1,952,142) (1,795,990)

                                                   ----------- -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 30,461   $ 147,555

                                                   ----------- -----------





The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------

                           VERTICA SOFTWARE, INC


               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)


                      ( A DEVELOPMENT STAGE COMPANY)


                          STATEMENTS OF OPERATIONS





                     Three Months Ended       Nine Months Ended      Cumulative
                       September 30,              September 30,        From
                                                                    January 1,
                                                                       1996
                                    (Date of
                                   Inception)
                                                                        to
                                                                   September 30,

                                                                       2003

                   ----------------------- ----------------------- -------------
                          2003        2002        2003        2002

                   ----------- ----------- ----------- -----------
                   (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Total Revenue             --           --                              $ 57,887
Operating expenses:
Product                     --          --                             1,386,826
development
General and             70,225      65,334     317,579     211,725     3,437,800
administrative

                   ----------- ----------- ----------- ----------- -------------




Total operating         70,225      65,334     317,579     211,725     4,824,626
expenses

                   ----------- ----------- ----------- ----------- -------------
Loss from             (70,225)    (65,334)   (317,579)   (211,725)   (4,766,739)
operations
Interest income             --          --                                 2,571
Interest expense      (23,048)    (21,476)    (66,584)    (64,347)     (383,106)
(Note 11)
Other income                --          --                                 5,195
Bad debt expense            --          --          --          --         (201)

                   ----------- ----------- ----------- ----------- -------------
Loss before income    (93,273)   ( 86,810)   (384,163)   (276,072)   (5,142,280)
taxes
Provision for               --          --          --          --       (4,800)
income taxes (Note
9)

                   ----------- ----------- ----------- ----------- -------------
Net loss            $ (93,273) $ ( 86,810)   (384,163)   (276,272) $ (5,147,080)

                   ----------- ----------- ----------- ----------- -------------
Net loss            $ (93,273) $ ( 86,810)   (384,163)   (276,272) $ (5,147,080)
applicable to
common
stockholders

                   ----------- ----------- ----------- ----------- -------------
Net loss per        $ (0.0035)  $ (0.0048)    (0.0144)    (0.0165)    $ (0.1935)
share--basic

                   ----------- ----------- ----------- ----------- -------------
Weighted average    26,908,112  17,909,492  26,600,531  16,719,948    26,600,531
shares used in per
share
calculation--basic

                   ----------- ----------- ----------- ----------- -------------





The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------

                          VERTICA SOFTWARE, INC.


               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)


                       (A DEVELOPMENT STAGE COMPANY)


                Statement of Changes in Stockholders' Equity





             From January 1, 1996 (Inception) to September 30, 2003




              Preferred Stock     Common Stock    Advance to  Paid-in    Deficit      Total
                                                  Stockholder Capital Accumulated
                                                                         During
                                                                       Development

                                                                          Stage

              ---------------- ------------------ ----------- -------- ----------- -----------
               Shares   Amount   Shares   Amount

              --------- ------ ---------- -------
BALANCE,             --                --      --          --       --          --          --
DECEMBER 31,
1995
January 1,           --         9,200,000     920          --     (70)          --         850
1996
(inception),
shares issued
at
incorporation
(Note 4)
Net loss for         --                --      --          --       --    (42,285)    (42,285)
the year




ended
December 31,
1996

              --------- ------ ---------- ------- ----------- -------- ----------- -----------
BALANCE              --         9,200,000   $ 920          --   $ (70)  $ (42,285)  $ (41,435)
DECEMBER 31,
1996
(Audited)

              --------- ------ ---------- ------- ----------- -------- ----------- -----------
Net loss for         --                --      --          --       --   (176,605)   (176,605)
the year
ended
December 31,
1997

              --------- ------ ---------- ------- ----------- -------- ----------- -----------
BALANCE              --         9,200,000   $ 920          --   $ (70) $ (218,890) $ (218,040)
DECEMBER 31,
1997
(Audited)

              --------- ------ ---------- ------- ----------- -------- ----------- -----------
December 31,         --         1,300,000     130          --    (130)          --          --
1998,
Issuance of
common stock
pursuant to a
reverse
merger
acquisition
December 31,         --            50,000       5          --   49,995          --      50,000
1998, sale of
common stock
pursuant to a
confidential
subscription
agreement
(Note 7)
December 31,         --            50,000       5          --   49,995          --      50,000
1998, sale of
common stock
pursuant to a
confidential
subscription
agreement
(Note 7)
Advance to           --                --      --    (25,000)       --          --    (25,000)
Stockholder
Net loss for         --                --      --          --       --   (235,335)   (235,335)
the year
ended
December 31,
1998

              --------- ------ ---------- ------- ----------- -------- ----------- -----------
BALANCE              --        10,600,000 $ 1,060  $ (25,000) $ 99,790 $ (454,225) $ (378,375)
DECEMBER 31,
1998
(Audited)

              --------- ------ ---------- ------- ----------- -------- ----------- -----------
February 11,         --            40,000       4          --   39,996          --      40,000
1999, sale of
common stock
pursuant to a
confidential
subscription
agreement
(Note 7)




The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------

                          VERTICA SOFTWARE, INC.


               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)


                       (A DEVELOPMENT STAGE COMPANY)


                Statement of Changes in Stockholders' Equity






             From January 1, 1996 (Inception) to September 30, 2003




              Preferred Stock     Common Stock    Advance to    Paid-in      Deficit       Total
                                                 Stockholder     Capital   Accumulated
                                                                             During
                                                                           Development
                                                                              Stage

              ---------------- ------------------ ----------- ----------- ------------- -----------
               Shares   Amount   Shares   Amount

              --------- ------ ---------- -------
February 11,         --           584,500      58          --     584,442            --     584,500
1999, sale of
common stock
in Private
Placement
Transactions,
net of
Offering
costs of $
1,876 (Note
7)
February 11,         --            41,433       5          --      42,653            --      42,658
1999,
conversion of
convertible
promissory
note to
common stock
(Note 7)
February 24,         --            62,000       6          --      61,994            --      62,000
1999, sale of
common stock
in Private
Placement
Transactions,
net of
Offering
costs of $ 75
(Note 7)
February 24,         --            32,885       3          --      34,693            --      34,696
1999,
conversion of
convertible
promissory
notes to
common stock
(Note 7)
March 2,             --            15,000       1          --      14,999            --      15,000
1999, sale of
common stock
in Private
Placement
Transactions,
net of
Offering
costs of $ 15
(Note 7)
March 25,            --            80,802       8          --      55,045            --      55,053
1999,
conversion of
convertible
promissory
note to
common stock
(Note 7)
March 26,            --           571,321      57          --      86,852            --      86,909
1999,
conversion of
convertible
promissory
notes to
common stock
(Note 7)
September 23,        --            40,000       4          --         (4)            --          --
1999,
issuance of
common stock
for services
(Note 7)
October 29,          --            10,000       1          --       9,999            --      10,000
1999,
conversion of
convertible
promissory
note to
common stock
(Note 7)
Net loss for         --                --      --          --          --     (752,549)   (752,549)
the year
ended
December 31,
1999

              --------- ------ ---------- ------- ----------- ----------- ------------- -----------
BALANCE,             --        12,077,941 $ 1,207    (25,000) $ 1,030,459 $ (1,206,774) $(200,108)




DECEMBER 31,
1999
(Audited)

              --------- ------ ---------- ------- ----------- ----------- ------------- -----------




The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------

                          VERTICA SOFTWARE, INC.


               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)


                       (A DEVELOPMENT STAGE COMPANY)


                Statement of Changes in Stockholders' Equity





             From January 1, 1996 (Inception) to September 30, 2003




              Preferred Stock    Common Stock    Advance to   Paid-in    Deficit     Total
                                                Stockholder    Capital  Accumulated
                                                                         During
                                                                       Development

                                                                          Stage

              ---------------- ----------------- ----------- --------- ----------- -----------
               Shares   Amount   Shares   Amount

              --------- ------ ---------- ------
Repayment of         --     --         --     --      25,000        --          --  25,000
Stockholder's
Advance
August 11,           --     --    400,000     40          --   199,960          -- 200,000
2000, sale of
common stock
pursuant to a
confidential
subscription
agreement
(Note 7)
August 18,           --     --     35,000      3          --    17,497          --  17,500
2000, sale of
common stock
pursuant to a
confidential
subscription
agreement
(Note 7)
August 30,           --     --    160,000     16          --    79,984          --  80,000
2000, sale of
common stock
pursuant to a
confidential
subscription
agreement
(Note 7)
September 20,        --     --    120,000     12          --    59,988          --  60,000
2000, sale of
common stock
pursuant to a
confidential
subscription
agreement
(Note 7)
September 27,        --     --    327,000     33          --   163,467          -- 163,500
2000,
conversion of
convertible
promissory
notes to
common stock
(Note 7)
October 3,           --     --    130,000     13          --    64,987          --  65,000
2000, sale of
common stock




pursuant to a
confidential
subscription
agreement
(Note 7)
Net loss for         --     --         --     --          --        (1,653,972)(1,653,972)
the year
ended
December 31,
2000
(Audited)

              --------- ------ ---------- ------ ----------- --------- ----------- -----------
BALANCE,             --     -- 13,249,941  1,324          -- 1,616,342(2,860,746)(1,243,080)
DECEMBER 31,
2000
(Audited)

              --------- ------ ---------- ------ ----------- --------- ----------- -----------




The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------


                          VERTICA SOFTWARE, INC.


               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)


                       (A DEVELOPMENT STAGE COMPANY)


                Statement of Changes in Stockholders' Equity





             From January 1, 1996 (Inception) to September 30, 2003




             Preferred Stock     Common Stock    Advance to    Paid-in      Deficit        Total
                                                 Stockholder    Capital   Accumulated
                                                                            During
                                                                          Development
                                                                             Stage

             ---------------- ------------------ ----------- ----------- ------------- -------------
              Shares   Amount   Shares   Amount

             --------- ------ ---------- -------
January 12,         --     --     50,000       5                  24,995            --        25,000
2001, sale
of common
stock
pursuant to
a
confidential
subscription
agreement
(Note 7)
January 12,         --     --    101,823      11                 162,906            --       162,917
2001,
conversion
of
convertible
promissory
notes to
common stock
(Note 7)
January 22,         --     --     60,000       6                  33,774            --        33,780
2001,
issuance of
common stock
in lieu of
compensation
(Note 7)
January 22,         --     --      1,875       1                   1,055            --         1,056
2001,
issuance of
common stock
through the
Company's
Employee




Equity
Incentive
Plan (Notes
7 and 14)
March 20,           --     --    100,000      10                  31,290            --        31,300
2001,
issuance of
common stock
for
consulting
services
(Note 7)
July 31,            --     --  1,146,684     114                 573,228            --       573,342
2001,
conversion
of
convertible
promissory
notes to
common stock
(Note 7)
July 1,             --     --    330,000      33                   3,267            --         3,300
2001,
issuance of
common stock
for
consulting
services
(Note 7)
Net loss for        --     --         --      --                      --   (1,398,639)   (1,398,639)
the year
ended
December 31,
2001
(Audited)

             --------- ------ ---------- ------- ----------- ----------- ------------- -------------
BALANCE,            --     -- 15,040,323 $ 1,504             $ 2,446,857 $ (4,259,385) $(1,811,024)
DECEMBER 31,
2001
(Audited)

             --------- ------ ---------- ------- ----------- ----------- ------------- -------------
February 25,        --     --    390,000      39                  31,161            --        31,200
2002,
issuance of
common stock
for
consulting
services
(Note 7)
March 22,           --     --    583,334      58                 174,942            --      175,000
2002,
issuance of
common stock
for
consulting
services
(Note 7)
April 18,           --     --  1,687,500     169                  59,737            --       59,906
2002,
issuance of
common stock
for
consulting
services
(Note 7)
April 19,           --     --    208,335      21                  24,979            --       25,000
2002,
issuance of
common stock
for legal
services
(Note 7)




The accompanying notes are an integral part of these financial statements.





                                    F-6


----------------------------------------------------------------------------

                          VERTICA SOFTWARE, INC.


               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)


                       (A DEVELOPMENT STAGE COMPANY)






                Statement of Changes in Stockholders' Equity





             From January 1, 1996 (Inception) to September 30, 2003




             Preferred Stock    Common Stock    Advance to   Paid-in    Deficit      Total
                                                Stockholder  Capital  Accumulated
                                                                        During
                                                                      Development

                                                                         Stage

             ---------------- ----------------- ----------- --------- ----------- -----------
              Shares   Amount   Shares   Amount

             --------- ------ ---------- ------
July 24,            --     --    500,000     50          --    24,950          --      25,000
2002,
issuance of
common stock
for
consulting
services
(Note 7)
October 24,         --     --  1,500,000    150          --    89,850          --      90,000
2002,
issuance of
common stock
for
consulting
services
(Note 7)
October 29,         --     --  1,500,000    150          --    74,850          --      75,000
2002,
issuance of
common stock
for
consulting
services
(Note 7)
November 6,         --     --    390,600     39          --    23,397          --      23,436
2002,
issuance of
common stock
for former
employees in
lieu of
compensation
(Note 7)
November 6,         --     --     50,000      5          --     2,995          --       3,000
2002,
issuance of
common stock
for
consulting
services
(Note 7)
Net loss for        --     --         --     --          --        --   (503,531)   (503,531)
the year
ended
December 31,
2002
(Audited)

             --------- ------ ---------- ------ ----------- --------- ----------- -----------
BALANCE,            --     -- 21,850,092  2,185          -- 2,953,718 (4,762,916) (1,807,013)
DECEMBER 31,
2002
(Audited)

             --------- ------ ---------- ------ ----------- --------- ----------- -----------
January 2,          --     --    742,334     74          --    20,711          --      20,785
2003,
issuance of
common stock
for expenses
advanced by
officer
(Note 7)
January 2,          --     --    851,902     85          --    42,510          --      42,595
2003,
issuance of
common stock
for
consulting
services by
officer
(Note 7)
January 2,          --     --  2,079,626    208          --   103,773          --     103,981
2003,
issuance of
common stock
under
Incentive




Stock Option
Plan (Note
7)
January 6,          --     --    427,500     43          --    17,057          --      17,100
2003,
issuance of
common stock
for
consulting
services
(Note 7)
January 30,         --     --    310,400     31          --    15,489          --      15,520
2003,
issuance of
common stock
for
consulting
services
(Note 7)




The accompanying notes are an integral part of these financial statements.





                                    F-7


----------------------------------------------------------------------------


                          VERTICA SOFTWARE, INC.


               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)


                       (A DEVELOPMENT STAGE COMPANY)


                Statement of Changes in Stockholders' Equity





             From January 1, 1996 (Inception) to June 30, 2003




            Preferred Stock     Common Stock    Advance to    Paid-in      Deficit        Total
                                               Stockholder    Capital    Accumulated
                                                                           During
                                                                         Development
                                                                            Stage

            ---------------- ------------------ ----------- ----------- ------------- -------------
             Shares   Amount   Shares   Amount

            --------- ------ ---------- -------
May 15,            --           479,591      48                  23,902            --       23,950
2003,
issuance of
common
stock for
consulting
services
(Note 7)
July 1,
2003, issuance
of common
stock for
consulting
services
(Note 7)            --           500,000      50         -         4,950            --      5,000
September 11,
Issuance of
Common stock
For consulting
Services
(Note 7)            --          1,010,310    101         -        10,002            --     10,103 Net loss
--                        --                      --        (384,163) (384,163)
for the nine
months
ended September
30, 2003

            --------- ------ ---------- ------- ----------- ----------- ------------- -------------
BALANCE,           --        28,251,755 $ 2,825             $ 3,192,112 $ (5,147,079) $(1,952,142)
SEPTEMBER 30,
2003
(Unaudited)

            --------- ------ ---------- ------- ----------- ----------- ------------- -------------




The accompanying notes are an integral part of these financial statements.





                                    F-8




----------------------------------------------------------------------------

                          VERTICA SOFTWARE, INC.


               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)


                       (A DEVELOPMENT STAGE COMPANY)


                          STATEMENTS OF CASH FLOWS





                                         Nine Months Ended       Cumulative From
                                          September 30,          January 1, 1996
                                                             (Date of Inception)

                                                                to September 30,

                                                                     2003

                                      ----------------------- ------------------
                                             2003        2002

                                      ----------- -----------
                                      (Unaudited) (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                              $ (384,163) $ (276,072)      $ (5,147,079)
Transactions not requiring cash:
Depreciation                                4,212       6,857             94,138
Changes in operating assets and liabilities
(Increase) decrease in employee                --          --                 --
advances
(Increase) decrease in advance to              --          --                 --
stockholder
(Increase) decrease in prepaid             16,650   (113,076)           (21,880)
expenses
(Increase) decrease in deposits                --          --                 --
Increase (decrease) in bank overdraft       1,605          --              1,605
Increase (decrease) in wages payable           --          --            323,553
Increase (decrease) in accounts            25,679     111,467            708,433
payable and other accrued expenses
Increase (decrease) in payroll taxes        7,955          --             34,712
payable

                                      ----------- ----------- ------------------
NET CASH (USED IN) OPERATING            (328,062)   (270,824)        (4,006,518)
ACTIVITIES

                                      ----------- ----------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase/acquisition of equipment              --          --          (102,719)

                                      ----------- ----------- ------------------
NET CASH (USED IN) INVESTING                   --          --          (102,719)
ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/assumption on line of           --          --             26,300
credit
Net payments on line of credit                 --          --           (26,300)
Proceeds/assumption of unsecured               --          --            112,700
notes
Net payments on unsecured notes                --          --           (21,400)
Proceeds, assumption on convertible        81,000          --          1,776,061
debt
Reduction of convertible promissory            --          --          (953,061)
notes
Conversion of convertible promissory           --          --          1,279,075
notes into common stock (includes $
86,259 of accrued interest)
Proceeds from stock subscriptions              --          --            447,500
Redemption of stock subscriptions              --          --          (597,500)
Issuance of common stock                  239,034     291,106          2,065,862
Assumption of capital lease                    --          --             26,361
obligation
Net payments on capital lease                  --          --           (26,361)
obligation

                                      ----------- ----------- ------------------
NET CASH PROVIDED BY FINANCING            320,034     291,106          4,109,237
ACTIVITIES

                                      ----------- ----------- ------------------
NET INCREASE IN CASH AND CASH             (8,028)      20,282                  -
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING        8,028          --                 --
OF PERIOD

                                      ----------- ----------- ------------------
CASH AND CASH EQUIVALENTS, END OF           $   -     $20,282              $   -
PERIOD

                                      ----------- ----------- ------------------
Supplemental Disclosure of Cash Flow




Information:
Cash paid during the period for:
Interest                                       --          --           $ 18,824
Taxes                                          --          --            $ 4,800
NONCASH INVESTING AND FINANCING
TRANSACTIONS:
Common stock issued for consulting      $ 135,053   $ 266,941          $ 669,594
services
Common stock in lieu of compensation    $ 103,981          --          $ 161,197





The accompanying notes are an integral part of these financial statements.





                                    F-9


----------------------------------------------------------------------------

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO FINANCIAL STATEMENTSNOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE


Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $5,147,079 through September 30, 2003.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO FINANCIAL STATEMENTSNOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003



NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued



Liquidity

The Company has recurring operating losses since inception that have continued subsequent to September 30, 2003. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

The Company has received $ 115,558 in financing for the nine months ended September 30, 2003.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO FINANCIAL STATEMENTSNOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003




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

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the Period January 1, 1996 (inception) through September 30, 2003.



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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

           NOTES TO FINANCIAL STATEMENTSNOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the nine months ended September 30, 2003 and 2002, the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.


Fair Value of Financial Instruments


Cash, advances, prepaid expenses, notes payable, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long term debt obligations approximate fair value at the balance sheet date.


Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of the Interpretation will have a material impact on its financial statements.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
           NOTES TO FINANCIAL STATEMENTSNOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


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

Stock Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

                                                     Years Ended December 31,
                                     ---------------------------------------------------------
                                             2002                2001               2000
                                        ---------------     ---------------     --------------
 Net income (loss)

      As reported                    $  (503,531)       $   (1,398,639)     $   (1,653,972)
      Stock compensation

      expense, net of tax               (408,997)           (85,638)            (119,426)

                                        ---------------     ---------------     --------------

      Pro forma                      $  (912,528)       $   (1,484,277)     $   (1,773,398)
                                        ===============     ===============     ==============

 Net income (loss) per share:

      As reported - basic            $  (0.0280)        $   (0.0985)        $   (0.1328)

      Pro forma - basic              $  (0.0510)        $   (1.0580)        $   (0.1424)


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




                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At September 30:                                     2003               2002
                                                --------------     -------------


Computer and peripheral equipment                 $   102,719        $   102,719


Less accumulated depreciation                          94,138             88,522
                                                --------------     -------------
                                                   $    8,581         $   14,197
                                                ==============     =============

Total depreciation expense for the six months ended September 30, 2003 and 2002 respectively was $ 4,212 and $6,857.



NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At June 30:                                                                  2003              2002
                                                                      --------------   -----------------
Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                               $      49,800    $      49,800

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                                      15,500           15,500

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                                      12,000           12,000

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                                      14,000           14,000
                                                                     -------------    -------------

                                                                     $      91,300    $      91,300
                                                                     =============    =============



                               VERTICA SOFTWARE, INC.
                   (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003



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


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


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

During the year ended March 31, 2002, the Company issued 973,334 shares of its $ ..0001 par value common stock at an average price per of $ .21 per share for consulting services.

During the year ended June 30, 2002, the Company issued 1,895,835 shares of its $ .0001 par value common stock at an average price per of $ .045 per share for consulting and legal services.

During the year ended December 31, 2002, the Company issued 3,050,000 shares of its $ .0001 par value common stock at an average price of $ .055 per share for consulting and marketing services.

During the year ended December 31, 2002, the Company issued 390,600 shares of its $ .0001 par value common stock at an average price of $ .055 per share to former employees in lieu of compensation.

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


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK - Continued

During the three months ended June 30, 2003, the Company issued 479,591 shares of its $ .0001 par value common stock at an average price of $ .05 per share for consulting services.

During the three months ended September 30, 2003, the Company issued 500,000 shares of its $ .0001 par value common stock at an average price of $ .01 per share for consulting services.

During the three months ended September 30, 2003, the Company issued 1,010,310 shares of its $ .0001 par value common stock at an average price of $ .01 per share for consulting services.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

At September 30:                                                           2003                2002
                                                                      --------------    ----------------
Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all
accrued interest is payable on demand                                $      50,000    $      50,000

Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all
accrued interest is payable on demand                                         50,000         50,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price equal to 75% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all accrued interest is
due and payable on demand                                                     61,000          61,000



                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


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


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                         60,000             60,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                         45,000              45,000

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                          35,000                 0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                          1,500                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                          2,600                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                         32,000                  0




                           VERTICA SOFTWARE, INC.
             (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                          2,900               0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                          7,000                  0
                                                                  --------------------  ---------------

                                                                 $            823,000   $       742,000
                                                                     ================= =================



NOTE 9 - INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

For the year ended December 31:                                               2002               2001
                                                                     ---------------  ------------------

     U.S. federal statutory graduated rate                                30.10%            30.40%
     State income tax rates net of federal
     benefits:
         Colorado                                                          3.07%             3.16%
         California                                                        0.00%             6.10%
       Net operating loss for which no tax
         benefit is currently available                                  (33.17%)          (39.66%)


                                                                            0%                0%
                                                                     ===============  ===============


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


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


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

NOTE 11 - RELATED PARTY TRANSACTION

In consideration of funds received, the Company has issued ten separate convertible promissory notes payable to a director of the Corporation. Interest expense incurred amounted to $66,584 and $45,124 for the nine months ended September 30, 2003 and 2002 respectively.


NOTE 12 - STOCKHOLDERS' EQUITY

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

  Stock Options Outstanding Under Incentive Plan:                                    Price per Share
                                                                     -------------------------------------------
                                                                                                     Weighted
                                                  Shares                      Range                   Average
                                            ------------------       ---------------------       ---------------
  Balance, December 31, 2002                     2,228,305               $ 0.25 - $ 0.28              $ 0.26
     Granted                                             0               $ 0.00 - $ 0.00              $ 0.00
     Exercised                                           0               $ 0.00 - $ 0.00              $ 0.00
     Cancelled                                           0               $ 0.00 - $ 0.00              $ 0.00
                                               -----------           ---------------------       ---------------

  Balance, September 30, 2003                    2,228,305               $ 0.25 - $ 0.28              $ 0.26
                                               ===========           =====================       ===============

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


                             VERTICA SOFTWARE, INC.
                   (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003


NOTE 12 - STOCKHOLDERS' EQUITY-(Continued)

Stock Options Outstanding Under Incentive Plan:                                      Price per Share
                                                                     -------------------------------------------
                                                                                                     Weighted
                                                  Shares                      Range                   Average
                                            ------------------       ---------------------       ---------------
  Balance, October 1, 2002                               0              $ 0.035 - $ 0.170             $ 0.10
     Granted                                     7,000,000              $ 0.035 - $ 0.045             $ 0.04
     Exercised                                   2,079,626              $ 0.050 - $ 0.050             $ 0.05
     Cancelled                                           0              $ 0.000 - $ 0.000             $ 0.00
                                               -----------           ---------------------       ---------------

  Balance, September 30, 2003                    4,920,374              $ 0.035 - $ 0.17              $ 0.07
                                                ==========           =====================       ===============

    (c) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at September 30, 2003 was less than the warrants' prices.

NOTE 13 -- STOCK BASED EMPLOYEE COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

                                                  Years Ended December 31,
                                  ---------------------------------------------------------
                                          2002                2001               2000
                                      --------------     ---------------     --------------

 As reported                      $   (503,531)      $   (1,398,639)     $   (1,653,972)
 Stock compensation

 expense, net of tax                  (408,997)          (85,638)            (119,426)

                                      --------------     ---------------     --------------

 Pro forma                        $   (912,528)      $   (1,484,277)     $   (1,773,398)
                                      ==============     ===============     ==============



 As reported - basic              $   (0.0280)       $   (0.0985)        $   (0.1328)

 Pro forma - basic                $   (0.0510)       $   (1.0580)        $   (0.1424)


Diluted net loss per share for the years ended December 31, 2002, 2001, 2000 have not been included since their effect is anti-dilutive.


                         VERTICA SOFTWARE, INC.
              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                      (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH SEPTEMBER 30, 2003

NOTE 13 -- STOCK BASED EMPLOYEE COMPENSATION-(Continued)

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

Date: September 30, 2003



                                                                    EXHIBIT 99.1

                Certification Pursuant to 18 U.S.C. Section 1350
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Vertica Software, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof I, William Mason, acting as the Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanese-Oxley Act of 2002, that to my knowledge:

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

Date:  November 20, 2003




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



Dated: November 20, 2003               By: /s/  WILLIAM F. MASON
                                        -----------------------------------
                                        William F. Mason
                                        Chief Executive Officer and
                                        Chief Financial Officer