Form 10KSB
period 2003-12-31
VERTICA SOFTWARE INC/CA
filed 2004-04-14
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003



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

Check whether the Issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. {X} Yes { } No

Check if there is no disclosure of delinquent filers in response to Item 405 of




Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

State Issuer's revenues for its most recent fiscal year: December 31, 2003 - $50,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $-0- .

Issuers involved in Bankruptcy Proceedings during the past five years: Not Applicable

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 31, 2003 - 28,251,755 shares of Common Stock

Documents Incorporated By Reference

None





Transitional Small Business Issuer Format: { }Yes {X} No



                               Table of Contents

                                Filing Sections


Business.....................................................................3
Properties..................................................................12
Legal Proceedings...........................................................12
Submission to a Vote........................................................12
Market for Common Equity....................................................12
Management's Discussion & Analysis..........................................14
Financial Statements........................................................16
Changes in Accounting.......................................................16
Directors and Executive Officers............................................16
Executive Compensation......................................................17
Security Ownership..........................................................17
Related Transactions........................................................18
Exhibits and Reports........................................................19
List of Exhibits............................................................19
Signatures..................................................................20


                                      Exhibits


Exhibits....................................................................40
Consents : Experts/Counsel..................................................40


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



CURRENT STATUS OF DEVELOPMENT

     As stated earlier, we completed the development of three products included in the iComply system, and all three products have been used at Olympian, the largest independent oil marketer in California. It is our current plan, providing we obtain the necessary funding, to sell these products in the marketplace, which includes the oil and gas, petro-chemical, transportation, industrial and agricultural chemical industries. We currently estimate that we will need approximately $500,000 in funds, in order to satisfy our estimated cash requirements over the next twelve months. We cannot assure you, however, that we will receive the necessary financing.

     As a development-stage Company, we have cumulatively, since inception, had revenues totaling $107,887. Our expenses to date have been incurred in connection with the development of the software products and the Hazweb .com (formerly called Vertica.com) web site and other marketing, sales and administrative expenses. We have formalized our pricing models, and have designed a licensing agreement which we intend our customers to execute.

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

     HazOSHA

     The HazOSHA product will be designed to serve each iComply customer site's hazardous materials employee safety policies, procedures and training needs, including on-line training. This module will support compliance with hazardous materials related sections of 29 CFR OSHA (Code of Federal Regulations for

Occupational Safety and Health Administration). The development and first release of this productdepends upon us generating revenue on our existing completed products.

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

     News and Analysis: It is intended that Hazweb.com provides current industry news for the hazardous materials community, including stories from business, government, energy, environment and finance. Our web site features informational articles written by experts in the hazardous materials industry and offers an internet posting site for industry related press releases and publications.

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

     Sales and Marketing

         We are in the process of analyzing and targeting potential markets for their usage of our products. Once we have identified these markets, we will tailor our products to their specific needs.

Once our products are tailored, we will use marketing tools including focus groups, public relations, directmail, channel distributions, advertisement and telemarketing. Based on the evolving markets for each product line, we will modify the marketing program to utilize all appropriate marketing resources. In general, the marketing for each product line follows the following format:

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

Additionally, we will seek marketing and distribution partnerships with other firms that stand to benefit from bringing our target industries on-line. This could include such partners in the on-line infrastructure field such as computer network equipment manufacturers, software database providers and other business solutions providers. Additionally, we promote Hazweb.com's ability to provide data for research and crisis preparedness, make available information that helps companies dealing with the hazardous materials and hazardous wastes industries' fragmented environment and "information overload ," and to minimize the paperwork associated with hazardous materials and hazardous waste regulatory compliance.



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

     For example, Vertical Suites, a subsidiary of Levine-Fricke, offers an environmental management system based on SAP, a database software application system that performs logistics, finance, sales, human resources and related business functions. Amoco Corporation offers a system based on Lotus Domino, an integrated messaging and applications software platform. While these competing systems will appeal to companies that already use the SAP or Domino applications, the SAP and Domino applications are based on an in-house or intra-company paradigm. We believe, however, that our system permits the integration of regulatory compliance work flow among suppliers, carriers, receivers and governmental agencies, all of which input or receive data regarding hazardous materials activities.

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

Employees

     As of December 31, 2003, we had no full-time compensated employees and no part-time compensated employees.

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

     We are a development-stage company that, as of December 31, 2003, had cumulative revenues since inception of $107,887;



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

     WE HAVE NEW MANAGEMENT

     The Company has been under new management since October 22, 2001. Although the new management has significant business experience, our ability to effectively execute our business strategy depends in large part on our new management's ability to become acclimated to the Company's infrastructure and particular business issues. If the new management is unable to do so, our business and results of operations may be materially and adversely affected.

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

     WE ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

     We expect to incur significant losses for the foreseeable future. As of December 31, 2003, we generated cumulative revenues of $107,887 and have not been profitable. While we intend to market our products and services, sales may not occur. We may never be profitable or, if we become profitable, we may be unable to sustain profitability.

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

Item 2. Description of Property.

     We own no real property. Our executive and administrative offices are located at 106 E. Sixth Street, Suite 900, Austin, Texas. The telephone number is (512) 322-3900. The Company currently occupies office space provided by W.F. Mason and Associates,Inc., a company owned and operated by the President and CEO of the Company. There are no office lease obligations or rental costs to the Company at this time.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.


Page 12


Item 4. Submission of Matters to a Vote of Security Holders.

Subsequent Event

         On February 13, 2004 stockholders representing a majority of our outstanding shares of voting stock approved the Reincorporation of VERTICA SOFTWARE, INC., a Colorado corporation ("Vertica Colorado"), in Delaware by merger with and into our wholly-owned Delaware subsidiary, VERTICA SOFTWARE, INC. ("Vertica Delaware").

         On April 9, 2004, the Plan and Agreement of Merger by and between Vertica Software, Inc., a Colorado corporation and Vertica Software, Inc., a Delaware corporation to change the state of incorporation from Colorado to Delaware was terminated. The Board of Directors determined that the merger was not cost effective.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our common stock is traded on the over-the-counter market and is quoted on the NASD OTC Bulletin Board under the symbol "VERI". The following table sets forth the closing high and low bid prices of our common stock in each quarter from the inception of trading through December 31, 2003. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.

                                                         Bid
                                                         ---
                         2001                     High          Low
                         ----                     ----          ----

                      1st Quarter                $0.60       $0.34

                      2nd Quarter                $1.02       $0.72

                      3rd Quarter                $0.72       $0.15

                      4th Quarter                $0.20       $0.07



                         2002
                         ----

                      1st Quarter                $0.23        $0.10

                      2nd Quarter                $0.23        $0.05

                      3rd Quarter                $0.12        $0.05

                      4th Quarter                $0.09        $0.06



                         2003
                         ----

                      1st Quarter                $0.07        $0.03

                      2nd Quarter                $0.03        $0.02

                      3rd Quarter                $0.02        $0.01

                      4th Quarter                $0.03        $0.01



     The number of holders of record of our $0.0001 par value Common stock as of December 31, 2003 was approximately 600. We have never declared or paid any dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     The following summarizes the equity securities sold by the Company in 2002 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

During the quarter ended March 31, 2003, the Company sold 1,589,802 shares for consulting services.

During the quarter ended March 31, 2003, the Company sold 742,334 shares for expenses advanced by the Chief Executive Officer.

During the quarter ended March 31, 2003, the Company issued 2,079,626 shares to Chief Executive Officer under the Company's Incentive Stock Option Plan.


During the quarter ended June 30, 2003, the Company sold 479,591 shares for consulting services.

During the quarter ended September 30, 2003, the Company sold 500,000 shares for consulting services.

During the three months ended December 31, 2003, the Company sold 1,010,310 shares to for consulting services.

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

Results of operations:

     The Company realized a net loss from operations of $405,143 for the year ended December 31, 2003, compared to a realized net loss from operations of $503,531 for the year ended December 31, 2002. The Company has realized, since January 1, 1996 (inception) to December 31, 2003, a cumulative net loss from operations of $5,168,059. The Company had $50,000 in sales from operations for the year ended December 31, 2003, and cumulatively $107,887 for the period January 1, 1996 (Date of Inception) through December 31, 2003.

Plan of operation:

     Loss on operations for the Company for the years ended December 31,2003 and 2002(decreased)increased (20%) and (64)%, respectively, from the prior years for the same periods. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales from company products.



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

     During the year ended December 31, 2003, we received no funds from the issuance of common stock.

     We are currently recasting the Company's personnel structure in order to enter the marketing phase of operations. The Company has engaged one key former employee, on a consulting basis, familiar with its products to implement marketing plan. The Company plans to outsource all other technical support required.

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

Item 7. Financial Statements.

                     TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT................................................F-1



FINANCIAL STATEMENTS

     Balance Sheets.........................................................F-2


     Statements of Operations...............................................F-3


     Statement of Changes in Stockholders' Equity...........................F-


     Statements of Cash Flows...............................................F-8

NOTES TO FINANCIAL STATEMENTS....................................... F-9 - F-23





Board of Directors
Vertica Software, Inc.
Austin, Texas



                   INDEPENDENT AUDITORS' REPORT



We have audited the accompanying balance sheets of Vertica Software, Inc., a Colorado corporation (the "Company"), formerly Perfection Development Corporation, (a development stage company) as of December 31, 2003, and 2002, and the related statements of operations, stockholders' equity, and cash flows for the period January 1, 1996 (inception) through December 31, 2003. On December 31, 1998, the Company acquired all of the outstanding capital stock of Vertica Software, Inc., a California corporation ("Vertica California") in a reverse acquisition merger. The merger has been accounted for as a capital acquisition as further described in the notes to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003, and 2002, and the results of its operations and its cash flows for the period January 1, 1996 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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




Randolph Scott and Company
Certified Public Accountants, Inc.
Novato, California
April 6, 2004

                            VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS



                                           December 31,             December 31,
                                               2003                     2002
         ASSETS                              (Audited)               (Audited)
                                     ---------------------   -------------------

CURRENT ASSETS
  Cash and Cash Equivalents (Note 3)    $        16,869       $           8,028
  Prepaid Expenses                               21,880                  38,530
                                     ----------------------  ------------------

  TOTAL CURRENT ASSETS                           38,749                  46,558

EQUIPMENT, less accumulated
   depreciation of $95,542,
   and $ 89,926, respectively
   (Notes 3 and 5)                                7,177                  12,793

DEPOSITS                                             -                        -

                                       ---------------------  ------------------
           TOTAL ASSETS                 $         45,926       $         59,351
                                       =====================  =================

       LIABILITIES AND
       STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts Payable and
    Other Accrued Expenses              $        726,038       $        662,340
  Wages Payable                                  343,967                343,967
  Payroll Taxes Payable                           34,712                 26,757
  Notes Payable (Note 6)                          91,300                 91,300
                                        ---------------------  -----------------
  TOTAL CURRENT LIABILITIES                    1,196,017              1,124,364


CONVERTIBLE PROMISSORY NOTES (Note 8)            823,000                742,000

                                        ---------------------  -----------------
           TOTAL LIABILITIES                   2,019,017              1,866,364
                                        ---------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred Stock, $ .001 par value,
    3,000,000 shares authorized,
    -0- shares issued and outstanding                 -                     -
 Common Stock, $ .0001 par value,
    30,000,000 shares authorized;
    28,251,755 shares issued and
    outstanding at December 31, 2003,
    and 21,850,092 shares issued and
    outstanding at December 31,
    2002 respectively                              2,825                  2,185

 Paid in Capital                               3,192,143              2,953,718
 Deficit accumulated during
    development stage                         (5,168,059)            (4,762,916)
                                        ---------------------  -----------------

     TOTAL STOCKHOLDERS' EQUITY               (1,973,091)            (1,807,013)
                                        ---------------------  -----------------

     TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY             $     45,926        $        59,351
                                        =====================  =================


  The accompanying notes are an integral part of these financial statements.

                          VERTICA SOFTWARE, INC.
               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                      (A DEVELOPMENT STAGE COMPANY)
                Statement of Changes in Stockholders' Equity
             From January 1, 1996 (Inception) to December 31, 2003




                                               Preferred Stock    Common Stock
                                            --------------------  -------------
                                              Shares      Amount      Shares
                                             --------  ---------- -------------
BALANCE, DECEMBER 31, 1995 ..................   -          --           --

January 1, 1996 (inception), shares issued at
     incorporation (Note 4) .................   -          --      9,200,000

Net loss for the year ended December 31, 1996   -          --           --

                                                -   -----------   ----------

BALANCE DECEMBER 31, 1996 (Audited) .........   -   $      --      9,200,000
                                                -   -----------   ----------


Net loss for the year ended December 31, 1997   -          --           --

                                                -   -----------   ----------

BALANCE DECEMBER 31, 1997 (Audited) .........   -   $      --      9,200,000
                                                -   -----------   ----------


December 31, 1998, Issuance of common stock
     pursuant to a reverse merger acquisition   -          --      1,300,000

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7) .....................   -          --         50,000

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7) .....................   -          --         50,000

     Advance to Stockholder .................   -          --           --

Net loss for the year ended December 31, 1998   -          --           --

                                                -   -----------   ----------

BALANCE DECEMBER 31, 1998 (Audited) .........   -   $      --     10,600,000
                                                -   -----------   ----------

February 11, 1999, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ....................   -          --         40,000


                                                                                          Deficit
                                                                                         Accumulated
                                                                                            During
                                              Common Stock    Advance to    Paid-in       Development
                                                 Amount       Stockholder    Capital         Stage                       Total
                                               ------------    ----------    ---------     -------------     -------------------
BALANCE, DECEMBER 31, 1995 ..................         --           --            --            --                                --

January 1, 1996 (inception), shares issued at
     incorporation (Note 4) .................          920         --             (70)         --                               850

Net loss for the year ended December 31, 1996         --           --            --         (42,285)                       (42,285)

                                                ----------   ----------    ----------    ----------    ----------------------------

BALANCE DECEMBER 31, 1996 (Audited) .........   $      920   $     --      $      (70)   $  (42,285)   $                   (41,435)
                                                ----------   ----------    ----------    ----------    ----------------------------


Net loss for the year ended December 31, 1997         --           --            --        (176,605)                      (176,605)

                                                ----------   ----------    ----------    ----------    ----------------------------

BALANCE DECEMBER 31, 1997 (Audited) .........   $      920   $     --      $      (70)   $ (218,890)   $                  (218,040)
                                                ----------   ----------    ----------    ----------    ----------------------------


December 31, 1998, Issuance of common stock
     pursuant to a reverse merger acquisition          130         --            (130)         --                             --

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7) .....................            5         --          49,995          --                           50,000

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7) .....................            5         --          49,995          --                           50,000

     Advance to Stockholder .................         --        (25,000)         --            --                          (25,000)

Net loss for the year ended December 31, 1998         --           --            --        (235,335)                      (235,335)

                                                ----------   ----------    ----------    ----------    ----------------------------

BALANCE DECEMBER 31, 1998 (Audited) .........   $    1,060   $  (25,000)   $   99,790    $ (454,225)   $                  (378,375)
                                                ----------   ----------    ----------    ----------    ---------------------------

February 11, 1999, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ....................            4         --          39,996          --                          40,000




The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Stockholders' Equity
              From January 1, 1996 (Inception) to December 31, 2003

                                              Preferred Stock   Common Stock
                                               ----------------- --------------
                                               Shares     Amount     Shares
                                               -------   -------- -------------
February 11, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 1,876  (Note 7) ......   -          -      584,500

February 11, 1999, conversion of convertible
     promissory note to common stock  (Note 7)    -          -       41,433

February 24, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 75  (Note 7) .........   -          -       62,000

February 24, 1999, conversion of convertible
     promissory notes to common stock  (Note 7)   -          -       32,885

March 2, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 15  (Note 7) .........   -           -       15,000

March 25, 1999, conversion of convertible
     promissory note to common stock  (Note 7)    -           -       80,802

March 26, 1999, conversion of convertible
     promissory notes to common stock  (Note 7)   -           -      571,321

September 23, 1999, issuance of common
     stock for services  (Note 7) .............   -            -       40,000

October 29, 1999, conversion of convertible
     promissory note to common stock  (Note 7)    -            -       10,000

Net loss for the year ended December 31, 1999 .   -            -         --

                                                  -            -   ----------
BALANCE, DECEMBER 31, 1999 (Audited) ..........   -            -   12,077,941

                                                  -            -   ----------


                                                                                           Deficit
                                                                                        Accumulated
                                                                                           During
                                                Common Stock   Advance to     Paid-in     Development
                                                    Amount    Stockholder      Capital      Stage           Total
                                                  -----------  ---------   ------------   ------------     --------

February 11, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 1,876  (Note 7) ......           58         --         584,442          --         584,500

February 11, 1999, conversion of convertible
     promissory note to common stock  (Note 7)             5         --          42,653          --          42,658

February 24, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 75  (Note 7) .........            6         --          61,994          --          62,000

February 24, 1999, conversion of convertible
     promissory notes to common stock  (Note 7)            3         --          34,693          --          34,696

March 2, 1999, sale of common stock
     in Private Placement Transactions, net of
     Offering costs of $ 15  (Note 7) .........            1         --          14,999          --          15,000

March 25, 1999, conversion of convertible
     promissory note to common stock  (Note 7)             8         --          55,045          --          55,053

March 26, 1999, conversion of convertible
     promissory notes to common stock  (Note 7)           57         --          86,852          --          86,909

September 23, 1999, issuance of common
     stock for services  (Note 7) .............            4         --              (4)         --            --

October 29, 1999, conversion of convertible
     promissory note to common stock  (Note 7)             1         --           9,999          --          10,000

Net loss for the year ended December 31, 1999 .         --           --            --        (752,549)     (752,549)


                                                  ----------   ----------    ----------    ----------    ----------
BALANCE, DECEMBER 31, 1999 (Audited) ..........        1,207      (25,000)    1,030,459    (1,206,774)     (200,108)

                                                -----------  -----------     ---------- ------------    -----------



The accompanying notes are an integral part of these financial statements.

                               VERTICA SOFTWARE, INC.
                     (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                    Statement of Changes in Stockholders' Equity
                 From January 1, 1996 (Inception) to December 31, 2003


                                              Preferred Stock   Common Stock
                                               ----------------- --------------
                                               Shares     Amount     Shares
                                               -------   -------- -------------
Repayment of Stockholder's Advance ............   -           -         --

August 11, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................   -            -      400,000

August 18, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................   -            -       35,000

August 30, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................   -            -      160,000

September 20, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................   -            -      120,000

September 27, 2000, conversion of convertible
     promissory notes to common stock  (Note 7)   -            -      327,000

October 3, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................   -             -      130,000

Net loss for the year ended December 31, 2000
     (Audited) ................................   -             -         --
                                                  -             -   ----------

BALANCE, DECEMBER 31, 2000 (Audited) ..........   -             -   13,249,941
                                                  -             -   ----------

January 12, 2001, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................   -             -       50,000

January 12, 2001, conversion of convertible
     promissory notes to common stock  (Note 7)   -             -      101,823



                                                                                           Deficit
                                                                                        Accumulated
                                                                                           During
                                                Common Stock   Advance to     Paid-in     Development
                                                    Amount    Stockholder      Capital      Stage           Total
                                                  -----------  ---------   ------------   ------------     --------

Repayment of Stockholder's Advance ............         --         25,000         --           --          25,000

August 11, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................           40         --        199,960         --         200,000

August 18, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................            3         --         17,497         --          17,500

August 30, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................           16         --         79,984         --          80,000

September 20, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................           12         --         59,988         --          60,000

September 27, 2000, conversion of convertible
     promissory notes to common stock  (Note 7)           33         --        163,467         --         163,500

October 3, 2000, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................           13         --         64,987         --          65,000

Net loss for the year ended December 31, 2000
     (Audited) ................................         --           --           --     (1,653,972)   (1,653,972)
                                                  ----------   ----------   ----------   ----------    ----------

BALANCE, DECEMBER 31, 2000 (Audited) ..........        1,324         --      1,616,342   (2,860,746)   (1,243,080)
                                                  ----------   ----------   ----------   ----------    ----------

January 12, 2001, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ......................            5         --         24,995         --          25,000

January 12, 2001, conversion of convertible
     promissory notes to common stock  (Note 7)           11         --        162,906         --         162,917




The accompanying notes are an integral part of these financial statements.


                               VERTICA SOFTWARE, INC.
                     (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                    Statement of Changes in Stockholders' Equity
                From January 1, 1996 (Inception) to December 31, 2003

                                              Preferred Stock   Common Stock
                                               ----------------- --------------
                                               Shares     Amount     Shares
                                               -------   -------- -------------

January 22, 2001, issuance of common stock
     in lieu of compensation (Note 7) ...........   -       -        60,000

January 22, 2001, issuance of common stock
    through the Company's Employee Equity
     Incentive Plan
      (Notes 7 and 14) ...........................   -       -         1,875

March 20, 2001, issuance of common stock for
     consulting services (Note 7) ................   -       -       100,000

July 1, 2001, conversion of convertible
     promissory notes to common stock  (Note 7) ..   -       -       330,000

July 31, 2001, issuance of common stock for
     consulting services (Note 7) ................   -       -     1,146,684

Net loss for the year ended December 31, 2001
     (Audited) ...................................   -        -          --
                                                     -        -   -----------


BALANCE, DECEMBER 31, 2001 (Audited) .............   -        -    15,040,323
                                                     -        -   -----------

February 25, 2002, issuance of common stock for
     consulting services (Note 7) ................   -         -       390,000

March 22, 2002, issuance of common stock for
     consulting services (Note 7) ...............   -           -       583,334

April 18, 2002, issuance of common stock for
     consulting services (Note 7) ...............   -           -     1,687,500

April 19, 2002, issuance of common stock for
     legal services (Note 7) ....................   -          -       208,335




                                                                                           Deficit
                                                                                        Accumulated
                                                                                           During
                                                Common Stock   Advance to     Paid-in     Development
                                                    Amount    Stockholder      Capital      Stage           Total
                                                  -----------  ---------   ------------   ------------     --------


January 22, 2001, issuance of common stock
     in lieu of compensation (Note 7) ....             6          --          33,774          --           33,780

January 22, 2001, issuance of common stock
     through the Company's Employee Equity
     Incentive Plan
      (Notes 7 and 14) ...................             1             --         1,055          --            1,056

March 20, 2001, issuance of common stock for
     consulting services (Note 7) .........            10             --          31,290          --           31,300

July 1, 2001, conversion of convertible
     promissory notes to common stock  (Note 7)       33             --           3,267          --            3,300

July 31, 2001, issuance of common stock for
     consulting services (Note 7) .........           114             --         573,228          --          573,342

Net loss for the year ended December 31, 2001
     (Audited) ...........................          --               --            --      (1,398,639)    (1,398,639)
                                                 -----------   --------------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 2001 (Audited) .......   $     1,504   $         --     $ 2,446,857   $(4,259,385)   $(1,811,024)
                                                -----------   --------------   -----------   -----------    -----------

February 25, 2002, issuance of common stock for
     consulting services (Note 7) .......            39             --          31,161          --           31,200

March 22, 2002, issuance of common stock for
     consulting services (Note 7) .........          58             --         174,942          --          175,000

April 18, 2002, issuance of common stock for
     consulting services (Note 7) ........           169             --          59,737          --           59,906

April 19, 2002, issuance of common stock for
     legal services (Note 7) .........            21             --          24,979          --           25,000



The accompanying notes are an integral part of these financial statements.

                              VERTICA SOFTWARE, INC.
                   (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                      Statement of Changes in Stockholders' Equity
               From January 1, 1996 (Inception) to December 31, 2003

                                              Preferred Stock   Common Stock
                                               ----------------- --------------
                                                Shares     Amount     Shares
                                               -------   -------- -------------
July 24, 2002, issuance of common stock for
     consulting services (Note 7) ....................   -   -      500,000

October 24, 2002, issuance of common stock for
     consulting services (Note 7) ....................   -   -    1,500,000

October 29, 2002, issuance of common stock for
     consulting services (Note 7) ....................   -   -    1,500,000

November 6, 2002, issuance of common stock for
     former employees in lieu of compensation (Note 7)   -   -      390,600

November 6, 2002, issuance of common stock for
     consulting services (Note 7) ....................   -   -       50,000

Net loss for the year ended December 31, 2002
     (Audited) .......................................   -   -         --
                                                         -   -   ----------

BALANCE, DECEMBER 31, 2002 (Audited) .................   -   -   21,850,092
                                                         -   -   ----------

January 2, 2003, issuance of common stock for
     expenses advanced by officer (Note 7) ...........   -   -      742,334

January 2, 2003, issuance of common stock for
     consulting services by officer (Note 7) .........   -   -      851,902

January 2, 2003, issuance of common stock under
     Incentive Stock Option Plan (Note 7) ............   -   -    2,079,626

January 6, 2003, issuance of common stock for
     consulting services (Note 7) ....................   -   -      427,500

January 30, 2003, issuance of common stock for
     consulting services (Note 7) ....................   -   -      310,400



                                                                                           Deficit
                                                                                        Accumulated
                                                                                           During
                                                Common Stock   Advance to     Paid-in     Development
                                                    Amount    Stockholder      Capital      Stage           Total
                                                  -----------  ---------   ------------   ------------     --------

July 24, 2002, issuance of common stock for
     consulting services (Note 7) ....................  50           -       24,950         --          25,000

October 24, 2002, issuance of common stock for
     consulting services (Note 7) .................... 150            -       89,850         --          90,000

October 29, 2002, issuance of common stock for
     consulting services (Note 7) .................... 150             -       74,850         --          75,000

November 6, 2002, issuance of common stock for
     former employees in lieu of compensation (Note 7)  39             -       23,397         --          23,436

November 6, 2002, issuance of common stock for
     consulting services (Note 7) ....................   5               -        2,995         --           3,000

Net loss for the year ended December 31, 2002
     (Audited) ....................................     --              -         --       (503,531)     (503,531)
                                                     ----------   -   ----------   ----------    ----------

BALANCE, DECEMBER 31, 2002 (Audited) ................   2,185           -    2,953,718   (4,762,916)   (1,807,013)
                                                    ----------   -   ----------   ----------    ----------

January 2, 2003, issuance of common stock for
     expenses advanced by officer (Note 7) ...........    74         -       20,711         --          20,785

January 2, 2003, issuance of common stock for
     consulting services by officer (Note 7) .........   85          -       42,510         --          42,595

January 2, 2003, issuance of common stock under
     Incentive Stock Option Plan (Note 7) ............ 208           -      103,774         --         103,982

January 6, 2003, issuance of common stock for
     consulting services (Note 7) ....................  43            -       17,057         --          17,100

January 30, 2003, issuance of common stock for
     consulting services (Note 7) ....................  31             -       15,489         --          15,520




The accompanying notes are an integral part of these financial statements.

                            VERTICA SOFTWARE, INC.
               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Stockholders' Equity
             From January 1, 1996 (Inception) to December 31, 2003


                                              Preferred Stock   Common Stock
                                               ----------------- --------------
                                               Shares     Amount     Shares
                                               -------   -------- -------------
May 15, 2003, issuance of common stock for
     consulting services (Note 7) ..............   -           --         479,591

July 1, 2003, issuance of common stock for
     consulting services (Note 7) ..............               --            --

September 11, 2003, issuance of common stock for
     consulting services (Note 7) ..............   -           --       1,010,310


Net loss for the year ended December 31, 2003 ..               --            --
                                                   -   ------------   -----------


BALANCE, DECEMBER 31, 2003 (Audited) ...........   -   $       --      28,251,755
                                                   =   ============   ===========



                                                                                           Deficit
                                                                                        Accumulated
                                                                                           During
                                                Common Stock   Advance to     Paid-in     Development
                                                    Amount    Stockholder      Capital      Stage           Total
                                                  -----------  ---------   ------------   ------------     --------

May 15, 2003, issuance of common stock for
     consulting services (Note 7) ..............            48             --          23,932           --           23,980

July 1, 2003, issuance of common stock for
     consulting services (Note 7) ..............       500,000               50          --            4,950          5,000

September 11, 2003, issuance of common stock for
     consulting services (Note 7) ..............           101             --          10,002           --           10,103


Net loss for the year ended December 31, 2003 ..          --               --            --         (405,143)      (405,143)
                                                   -----------   --------------   -----------    -----------    -----------


BALANCE, DECEMBER 31, 2003 (Audited) ...........   $     2,825   $         --     $ 3,192,143    $(5,168,059)   $(1,973,091)
                                                   ===========   ==============   ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.

F-8
                            VERTICA SOFTWARE, INC.
                (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                                                                              For the
                                                                             Year Ended
                                                                             December 31,
                                                                                 2003
                                                                               (Audited)
                                                                       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss ............................................................   $  (405,143)

     Transactions not requiring cash:
        Depreciation .....................................................         5,616
     Changes in operating assets and liabilities:
        (Increase) decrease in employee advances .........................          --
        (Increase) decrease in advance to stockholder ....................          --
        (Increase) decrease in prepaid expenses ..........................        16,650
        (Increase) decrease in deposits ..................................          --
        Increase (decrease) in bank overdraft ............................          --
        Increase (decrease) in wages payable .............................          --
        Increase (decrease) in accounts payable and other accrued expenses        63,698
        Increase (decrease) in payroll taxes payable .....................         7,955


           NET CASH (USED IN) OPERATING ACTIVITIES .......................      (311,224)
                                                                             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase/acquisition of equipment ...................................          --
                                                                             -----------
           NET CASH (USED IN) INVESTING ACTIVITIES .......................          --
                                                                             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings/assumption on line of credit .........................          --
     Net payments on line of credit ......................................          --
     Proceeds/assumption of unsecured notes ..............................        81,000
     Net payments on unsecured notes .....................................          --
     Proceeds, assumption on convertible debt ............................          --
     Reduction of convertible promissory notes ...........................          --
     Conversion of convertible promissory notes into common
        stock (includes $ 86,259 of accrued interest) ....................          --
     Proceeds from stock subscriptions ...................................          --
     Redemption of stock subscriptions ...................................          --
     Issuance of common stock ............................................       239,065
     Assumption of capital lease obligation ..............................          --
     Net payments on capital lease obligation ............................          --


           NET CASH PROVIDED BY FINANCING ACTIVITIES .....................       320,065
                                                                             -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................         8,841

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................         8,028
                                                                             -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $    16,869
                                                                             ===========

Supplemental Disclosure of Cash Flow Information: ........................          --


     Cash paid during the period for:
        Interest .........................................................   $      --
        Taxes ............................................................   $      --

NONCASH INVESTING AND FINANCING TRANSACTIONS:
     Common stock issued for consulting services .........................   $   135,083
     Common stock in lieu of compensation ................................   $   103,982

                                                                                                    Cumulative
                                                                                                        From
                                                                                                      January 1,
                                                                                                        1996
                                                                                                     (Date of
                                                                    For the                          Inception)
                                                                  Year Ended                             to
                                                                   December 31,                       December 31,
                                                                       2002                               2003
                                                                     (Audited)                         (Audited)
                                                            ------------------------------     -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss ............................................................   $  (503,531)   $(5,168,059)

     Transactions not requiring cash:
        Depreciation .....................................................         8,261         95,542
     Changes in operating assets and liabilities:
        (Increase) decrease in employee advances .........................          --             --
        (Increase) decrease in advance to stockholder ....................          --             --
        (Increase) decrease in prepaid expenses ..........................       (38,530)       (21,880)
        (Increase) decrease in deposits ..................................          --             --
        Increase (decrease) in bank overdraft ............................          --             --
        Increase (decrease) in wages payable .............................          --          323,553
        Increase (decrease) in accounts payable and other accrued expenses        34,286        746,452
        Increase (decrease) in payroll taxes payable .....................          --           34,712

                                                                            -----------    -----------

                                                                                           -----------
           NET CASH (USED IN) OPERATING ACTIVITIES .......................      (499,514)    (3,989,680)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase/acquisition of equipment ...................................          --         (102,719)
                                                                             -----------    -----------
           NET CASH (USED IN) INVESTING ACTIVITIES .......................          --         (102,719)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings/assumption on line of credit .........................          --           26,300
     Net payments on line of credit ......................................          --          (26,300)
     Proceeds/assumption of unsecured notes ..............................          --          193,700
     Net payments on unsecured notes .....................................          --          (21,400)
     Proceeds, assumption on convertible debt ............................          --        1,695,061
     Reduction of convertible promissory notes ...........................          --         (953,061)
     Conversion of convertible promissory notes into common
        stock (includes $ 86,259 of accrued interest) ....................          --        1,279,075
     Proceeds from stock subscriptions ...................................          --          447,500
     Redemption of stock subscriptions ...................................          --         (597,500)
     Issuance of common stock ............................................       507,542      2,065,893
     Assumption of capital lease obligation ..............................          --           26,361
     Net payments on capital lease obligation ............................          --          (26,361)

                                                                                           -----------

                                                                            -----------    -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES .....................       507,542      4,109,268
                                                                             -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................         8,028         16,869

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................          --             --
                                                                             -----------    -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $     8,028    $    16,869
                                                                             ===========    ===========

Supplemental Disclosure of Cash Flow Information: ........................

------------------------------------------------

     Cash paid during the period for:
        Interest .........................................................   $      --      $    18,824
        Taxes ............................................................   $      --      $     4,000

NONCASH INVESTING AND FINANCING TRANSACTIONS:
     Common stock issued for consulting services .........................   $   459,941    $   669,624
     Common stock in lieu of compensation ................................   $    23,436    $   161,198

 The accompanying notes are an integral part of these financial statements.


                            VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)

           NOTES TO FINANCIAL STATEMENTSNOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003


NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE


Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $5,168,059 through December 31, 2003.

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

Products

The Company's current product development includes an environmental management computer software system called ICOMPLY and an Internet web site called HAZWEB.COM. ICOMPLY is planned to be a set of computer software modules designed to automate environmental regulation compliance and related activities for common industrial applications. The related activities will include chemical inventory listings and tracking, transportation manifests, emergency response, permit applications, waste streams, and occupational training. HAZWEB.com is an on-line web site intended to serve the hazardous materials community and environmental concerns of industry. The Company intends to allow ICOMPLY to link to HAZWEB.COM for additional content information, on-line regulations compliance, and on-demand training and services.





                         VERTICA SOFTWARE, INC.
            (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                    (A DEVELOPMENT STAGE COMPANY)
       NOTES TO FINANCIAL STATEMENTSNOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003



NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued



Liquidity

The Company has recurring operating losses since inception that have continued subsequent to December 31, 2003. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

The Company has received $ 115,558 in financing for the year ended December 31, 2003.

The Company understands that the proceeds from this and similar transactions will not provide adequate funding to sustain the Company's operations. Permanent equity funding must be raised. There is no assurance that the funding will be raised, or that it will be sufficient to sustain operations until the Company begins generating positive cash flows.

The Company's plan to continue the marketing of its core products and commence sales operations through the year ending December 31, 2004 is solely dependent on additional funding through the sale of equitable securities or convertible promissory notes and assistance through the issuance of stock in lieu of compensation.


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


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003




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

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the Period January 1, 1996 (inception) through December 31, 2003.



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


F-12
                   VERTICA SOFTWARE, INC.
        (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              (A DEVELOPMENT STAGE COMPANY
      NOTES TO FINANCIAL STATEMENTSNOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued



Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the years ended December 31, 2003, and 2002 the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.


Fair Value of Financial Instruments


Cash, advances, prepaid expenses, notes payable, accounts payable, and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long term debt obligations approximate fair value at the balance sheet date.


Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R.

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 ("SFAS 132"), "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106." This statement revises employer's disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by FASB Statement No. 87. The statements requires additional disclosure to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans, and other defined benefit postretirement plans. The Company does not believe the adoption of the Statement will have a material impact on its financial statements.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of the Interpretation will have a material impact on its financial statements.

                           VERTICA SOFTWARE, INC.
                (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                    (A DEVELOPMENT STAGE COMPANY)

      NOTES TO FINANCIAL STATEMENTSNOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


Recent Accounting Pronouncements - Continued

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition, and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 1 - "The Company and Summary of Significant Accounting Policies" and Note 14 - "Stockholders' Equity."

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

Stock Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:


                                                               Years Ended December 31,
                                     -----------------------------------------------------------------------------
                                             2003                2002               2001                2000
                                         --------------     ---------------     --------------     ---------------
 Net income (loss)

      As reported                    $   (365,127)      $        (503,531)  $     (1,398,639)  $     (1,653,972)
      Stock compensation

      expense, net of tax                -                       (408,997)      (85,638)                (119,426)

                                         --------------     ---------------     --------------     ---------------

      Pro forma                      $   (365,127)      $        (912,528)  $     (1,484,277)  $     (1,773,398)
                                         ==============     ===============     ==============     ===============

 Net income (loss) per share:

      As reported - basic            $   (0.0136)       $   (0.0280)        $   (0.0985)       $   (0.1328)

      Pro forma - basic              $   -              $   (0.0510)        $   (1.0580)       $   (0.1424)




Diluted net loss per share for the years ended December 31, 2003, 2002, 2001, and 2000 have not been included since their effect is anti-dilutive.


                      VERTICA SOFTWARE, INC.
           (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                 (A DEVELOPMENT STAGE COMPANY)


                       NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003



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



NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At December 31:                                    2003                2002
                                               --------------      -------------


Computer and peripheral equipment               $   102,719          $  102,719


Less accumulated depreciation                       95,542              89,926
                                              --------------      -------------
                                                    $                    $
                                                   7,177               12,793
                                              ==============      =============



Total depreciation expense for the year ended December 31, 2003, and 2002 was $ 5,616 and $8,261, respectively.


NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At December 31:                                      2003               2002
                                               ------------------ -------------

Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand.                                           $      49,800    $      49,800

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand.                                                  15,500           15,500


                          VERTICA SOFTWARE, INC.
              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                     (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003



NOTE 6 - NOTES PAYABLE-(Continued)

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

F-16
                          VERTICA SOFTWARE, INC.
             (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                    (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003


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

During the year ended December 31, 2002, the Company issued 973,334 shares of its $ .0001 par value common stock at an average price per of $ .21 per share for consulting services.

During the year ended December 31, 2002, the Company issued 1,895,835 shares of its $ .0001 par value common stock at an average price per of $ .045 per share for consulting and legal services.

During the year ended December 31, 2002, the Company issued 3,050,000 shares of its $ .0001 par value common stock at an average price of $ .055 per share for consulting and marketing services.
F-17
                                                 VERTICA SOFTWARE, INC.
                                (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                             (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003



NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK - Continued


During the year ended December 31, 2002, the Company issued 390,600 shares of its $ .0001 par value common stock at an average price of $ .055 per share to former employees in lieu of compensation.

During the three months ended March 31, 2003, the Company issued 1,589,802 shares of its $ .0001 par value common stock at an average price of $ .045 per share for consulting services.

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


NOTE 8 - CONVERTIBLE PROMISSORY NOTES


Convertible promissory notes consisted of the following:


At December 31:                                     2003                2002
                                              --------------    ----------------

Convertible promissory note, unsecured with
interest at 12%. The principal plus
accrued interest converts to common stock
at a conversion price equal to 55% of
the closing sale price of the common stock
as reported on the OTCBB on the date
of the election to convert. The principal
note balance along with all
accrued interest is payable on demand.           $      50,000    $      50,000

F-18
                                                 VERTICA SOFTWARE, INC.
                             (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                             (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all
accrued interest is payable on demand.                     50,000         50,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price equal to 75% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all accrued interest is
due and payable on demand.                                61,000          61,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price equal to 75% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all accrued interest is
due and payable on demand.                               65,000           65,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued interest
is due and payable on demand.                           111,000          111,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                200,000            200,000



F-19

                                                 VERTICA SOFTWARE, INC.
                              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                             (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                 60,000             60,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                40,000             40,000


Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                60,000             60,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                45,000             45,000

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.             35,000                     0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                1,500                  0


F-20

                                                 VERTICA SOFTWARE, INC.
                              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                             (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                  2,600                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                32,000                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                  2,900                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                  7,000                  0
                                           --------------------  ---------------

                                         $           823,000   $        742,000
                                           ==================    ===============


NOTE 9 - INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

For the year ended December 31:                     2003               2002
                                             ---------------  ------------------

     U.S. federal statutory graduated rate            30.10%            30.40%
     State income tax rates net of federal
     benefits:
         Colorado                                       3.07%             3.16%
         California                                    0.00%             6.10%
       Net operating loss for which no tax
         benefit is currently available              (33.17%)          (39.66%)


                                                         0%                0%
                                                ===============  ===============

     During the year ended December 31, 2003 the Company moved its operations to Texas. In 2001, the Company conducted its operations in California, which has an annual minimum tax of $800.

F-21
                                                 VERTICA SOFTWARE, INC.
                        (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                             (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003



NOTE 9 - INCOME TAXES -(Continued)

At December 31, 2003, 2002, 2001, 2000, 1999, 1998, 1997, and 1996, deferred taxes consisted of a net tax asset due to operating loss carry forwards of $365,127, $ 503,531, $1,398,639, $1,653,972, $752,549, $235,335, $176,605, and
$42,285, respectively, which was fully allowed for, in the valuation allowance of $365,127, $ 503,591, $1,398,639, $1,653,972, $752,549, $235,335, $176,605,
and $42,285, respectively. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in valuation allowance for the years ended December 31, 2003, 2002, 2001, 2000, 1999, 1998, 1997, and 1996 were $109,538, $153,073, $425,186, $503,164, $228,937, $28,679,
$57,963, and $10,201, respectively. Net operating loss carry forwards will expire in 2011, 2012, 2013, 2014, 2015, 2016, 2017, and 2018.


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

NOTE 11 - RELATED PARTY TRANSACTION

In consideration of funds received, the Company has issued fourteen separate convertible promissory notes payable to a director of the Corporation. Interest expense incurred amounted to $65,648 and $63,449 for the years ended December 31, 2003 and 2002 respectively.


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

  Stock Options Outstanding Under Incentive Plan:

                                                                                     Price per Share
                                                                     -------------------------------------------
                                                                                                     Weighted
                                                  Shares                      Range                   Average
                                            ------------------       ---------------------       ---------------
  Balance, December 31, 2002                     2,228,305               $ 0.25 - $ 0.28              $ 0.26
     Granted                                             0               $ 0.00 - $ 0.00              $ 0.00
     Exercised                                           0               $ 0.00 - $ 0.00              $ 0.00
     Cancelled                                           0               $ 0.00 - $ 0.00              $ 0.00
                                               -----------           ---------------------       ---------------

  Balance, December 31, 2003                     2,228,305               $ 0.25 - $ 0.28              $ 0.26
                                               ===========           =====================       ===============


F-22

                                                 VERTICA SOFTWARE, INC.
                              (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                             (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS


JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003


NOTE 12 - STOCKHOLDER EQUITY - (Continued)

    (b) 2002 EQUITY INCENTIVE PLAN

On October 1, 2002, the Board of Directors authorized the Employee Stock Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 7,000,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. Under the Employee Plan, no offerings were made as of December 31, 2003.

  Stock Options Outstanding Under Incentive Plan:                                    Price per Share
                                                                     -------------------------------------------
                                                                                                     Weighted
                                                  Shares                      Range                   Average
                                            ------------------       ---------------------       ---------------
  Balance, December 31, 2002                     4,521,228              $ 0.035 - $ 0.170             $ 0.07
     Granted                                             0              $ 0.000 - $ 0.000             $ 0.00
     Exercised                                           0              $ 0.000 - $ 0.000             $ 0.00
     Cancelled                                           0              $ 0.000 - $ 0.000             $ 0.00
                                               -----------           ---------------------       ---------------

  Balance, December 31, 2003                   4,521,228                $ 0.035 - $ 0.17               $ 0.00
                                             ===========            =======================     ===============

    (c) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at December 31, 2003 was less than the warrants' price

NOTE 13 - STOCK BASED EMPLOYEE COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:


--------------------------------------------------------------------------------------------------------------
                                         Years Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                           2003              2002              2001              2000
--------------------------------------------------------------------------------------------------------------
 Net income (loss)
--------------------------------------------------------------------------------------------------------------
     As reported                           (365,127)  $      (503,531)       (1,398,639)       (1,653,972)
                                   $                                   $                 $
--------------------------------------------------------------------------------------------------------------
     Stock compensation
--------------------------------------------------------------------------------------------------------------
     expense, net of tax                                     (408,997)          (85,638)         (119,426)
                                                   -
--------------------------------------------------------------------------------------------------------------


     Pro forma                             (365,127)  $      (912,528)       (1,484,277)       (1,773,398)
                                   $                                   $                 $
--------------------------------------===============----==============---===============---===============---

 Net income (loss) per share:
--------------------------------------------------------------------------------------------------------------
     As reported - basic                    (0.0136)  $                         (0.0985)          (0.1328)
                                   $                          (0.0280) $                 $
--------------------------------------------------------------------------------------------------------------
     Pro forma - basic                                $                         (1.0580)          (0.1424)
                                   $               -          (0.0510) $                 $
--------------------------------------------------------------------------------------------------------------

F-23
                              VERTICA SOFTWARE, INC.
                 (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENT
                 JANUARY 1, 1996 (Inception) THROUGH DECEMBER 31, 2003
            -----------------------------------------------------

NOTE 13 - STOCK BASED EMPLOYEE COMPENSATION-(Continued)

Diluted net loss per share for the years ended December 31, 2003, 2002, 2001, 2000 have not been included since their effect is anti-dilutive.

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








Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III






Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the executive officers and directors as of December 31, 2003:

NAME                        AGE     POSITIONS AND OFFICES HELD

William F. Mason             55     President, Chief Executive Officer,
                                    Chief Financial Officer and Sole Director





William F. Mason has served as our President, Chief Executive Officer, Chief Financial Officer, and a director since October 2001. In 1998, Mr. Mason formed W.F.Mason and Associates, Inc.,a consulting firm with an emphasis on industrial, chemical, agricultural and transportation companies, and continues to serve as its President and Chief Executive Officer. Prior to 1998, Mr. Mason served as the President and Chief Executive Officer for Bolidean Intertrade Inc. (later called Intertrade Holdings Inc.), an industrial, chemical, agricultural, manufacturing, marketing and trading company.






Item 10. Executive Compensation.

The following table sets forth the compensation paid by Vertica Software to its officers and directors for services rendered to the company during the fiscal years ending December 31, 1999, December 31, 2000, December 31, 2001, December 31, 2002, and December 31, 2003:


                                             SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                                                    ----------------------
                             Annual Compensation                       Awards            Payouts
                    ----------------------------------- -------------------------------  --------
     (a)       (b)     (c)      (d)         (e)              (f)             (g)            (h)            (i)
------------ -----  -------- -------  ----------------  ------------   ----------------  --------     ------------
  Name and                                               Restricted       Securities       LTIP         All Other
  Principal          Salary   Bonus     Other Annual        Stock         Underlying      Payouts     Compensation
  Position    Year     ($)     ($)    Compensation ($)   Award(s) ($)  Options/SARs (#)     ($)          ($)
------------ -----  -------- -------  ----------------  ------------   ----------------  --------     ------------

William F.
Mason CEO *   2001     -0-      -0-         -0-              -0-            -0-            -0-            -0-
               2002     -0-      -0-         -0-              -0-        2,478,772          -0-            -0-
               2003     -0-      -0-         -0-              -0-        2,079,626          -0-            -0-
------------ -----  -------- -------  ----------------  ------------   ----------------  --------     ------------
Hans          2001    62,928    -0-         -0-              -0-          166,000          -0-            -0-
Nehme,        2000   105,053    -0-         -0-              -0-          164,000          -0-            -0-
CEO **        1999   112,800    -0-         -0-              -0-          164,000          -0-            -0-




                                          Option Grants in Last Fiscal Year

                                                  Individual Grants
--------------------------------------------------------------------------------------------------------------------
      (a) (b) (c) (d) (e)
------------       -----------------------     -------------------------------    ----------------   ---------------
                    Number of Securities
                   Underlying Options/SARs     % of Total Options/SARs Granted    Exercise or Base
     Name                Granted (#)             to Employees in Fiscal Year        Price ($/Sh)     Expiration Date
------------       -----------------------     -------------------------------    ----------------   ---------------

William F.               2,079,626                          100%                     $0.05/share       10/01/2007
Mason, CEO*

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

     The address of each stockholder listed in the table is c/o Vertica Software, Inc. 106 E. Sixth Street, Suite 900, Austin, Texas 78701. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The applicable percentage of ownership for each stockholder is based on 28,251,755 shares of common stock outstanding on December 31, 2003.

     Through the Company's Employee Stock Purchase Plan, total option shares vested to Hans Nehme is 338,784; Erick Ahrens 87,808,and Nalini Frush 100,000. No stock appreciation rights were granted to any of the officers or directors of the Company. Hans Nehme, Erick F. Ahrens, John C. Leutwyler, and Nalini Rajender Frush are no longer officers of Company.






TITLE OF CLASS             NAME OF BENEFICIAL                AMOUNT AND NATURE
                                                               OF PERCENT OF
                           OWNER (2)                       BENEFICIAL OWNERSHIP
                                                                     CLASS

Common Stock               Hans Nehme                    9,714,517(1)     34.4%
Common Stock               William F. Mason              3,231,960        11.4%
Common Stock               Erick F. Ahrens                  58,000        0.2%
Common Stock               John C. Leutwyler                60,000         0.2%
Common Stock               Susan N. Hastings             9,714,517(1)     34.4%
Common Stock               Nalini Rajender Frush            24,500         0.1%

Common Stock               All officers and directors   13,088,977(1)    46.3%
                           as a group (6)

---------------------------------

     (1) Includes 9,243,200 shares owned of record by Mr. Nehme and 471,317 shares owned of record by Ms. Hastings. Mr. Nehme and Ms. Hastings are husband and wife.







Item 12. Certain Relationships and Related Transactions.

     The Company issued 742,334 shares to William F. Mason, who is an officer and director of the Company, for expenses advanced, as described under Item 5 above.






Item 13. Exhibits and Reports on Form 8-K.

Item No.        Exhibit

23.1  Consent of Randolph Scott and Company, Certified Public Accountants, Inc.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from Vertica Software, Inc.'s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.








                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act, Vertica Software, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VERTICA SOFTWARE, INC.

Dated:  April 14, 2004                           By: /s/ William F. Mason
                                                 ------------------------
                                                 William F. Mason, President,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

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


DATE: April 14, 2004










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



Dated: April 14, 2003               By: /s/  WILLIAM F. MASON
                                        -----------------------------------
                                        William F. Mason
                                        Chief Executive Officer and
                                        Chief Financial Officer

                     Certification of CEO and CFO Pursuant to
                             18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Vertica Software, Inc. (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), William F. Mason, as Chief Executive Officer of the Company, and as Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. (s)1350, as adopted pursuant to (s) 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, respectively, that:

        (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2003               By: /s/  WILLIAM F. MASON
                                        -----------------------------------
                                        William F. Mason
                                        Chief Executive Officer and
                                        Chief Financial Officer






                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS






As independent public accountants, we hereby consent to the incorporation of our report dated April 6, 2002, on the financial statements of Vertica Software, Inc. as of December 31, 2003 and 2002 and for the period January 1, 1996 (inception) through December 31, 2003, included in this Annual Report on Form 10-KSB.

/s/ Randolph Scott and Company
    Certified Public Accountants, Inc.