Form 10QSB
period 2004-03-31
VERTICA SOFTWARE INC/CA
filed 2004-05-25
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 28,251,755 shares of common stock as of March 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes { } No {X}




                                Table of Contents



                                 Filing Sections


Document......................................................................1
Base..........................................................................1
Cover Page....................................................................1
Table of Contents.............................................................2
Financial Statement Item......................................................3
Financial Statements..........................................................3
Balance Sheet.................................................................3
Signatures...................................................................27


                                    Exhibits


Exhibits.....................................................................28




                             VERTICA SOFTWARE, INC.
                              FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004



                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

     Balance Sheets...........................................................1
     Statements of Operations.................................................2
     Statement of Changes in Stockholders' Equity.............................3
     Statements of Cash Flows.................................................9
     Notes to Financial Statements...........................................10
         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................24
         Item 3...Controls and Procedures....................................26

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................28




                             VERTICA SOFTWARE, INC.
                (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                 March 31,          March 31,
                                                                   2004               2003
                                     ASSETS                     (Unaudited)        (Unaudited)
                                     ------                    -------------       -----------
CURRENT ASSETS
          Cash and Cash Equivalents (Note 3)                     $      13          $    259
          Prepaid Expenses                                          19,080                 -
                                                               -------------       ------------

                TOTAL CURRENT ASSETS                                19,093                259

EQUIPMENT, less accumulated depreciation of $ 96,946,
          and $ 91,330, respectively (Notes 3 and 5)                 5,773             11,389

DEPOSITS                                                                 -                  -
                                                               -------------       ------------


             TOTAL ASSETS                                       $    24,866        $   11,648
                                                               =============       ============

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
          Accounts Payable and Other Accrued Expenses           $    701,338       $  612,296
          Wages Payable                                              343,967          343,967
          Payroll Taxes Payable                                       34,712           34,712
          Advance (Note 12)                                           42,501                -
          Notes Payable (Note 6)                                      91,300           91,300
                                                               -------------       ------------

             TOTAL CURRENT LIABILITIES                             1,213,818        1,082,275


CONVERTIBLE PROMISSORY NOTES (Note 9)                                823,000          742,000
                                                               -------------       ------------

            TOTAL LIABILITIES                                      2,036,818        1,824,275
                                                               -------------       ------------

STOCKHOLDERS' EQUITY (DEFICIT) (Note 13)
          Preferred Stock, $ .001 par value, 3,000,000
            shares authorized, -0- shares issued
            and outstanding                                               -                 -
          Common Stock, $ .0001 par value,
            30,000,000 shares authorized; 28,251,755
            shares issued and outstanding at March 31, 2004,
            and 26,261,854 shares issued and outstanding at
            March 31, 2003, respectively                              2,825             2,626
          Paid in Capital                                         3,192,143         3,153,258
          Deficit accumulated during development stage           (5,206,920)       (4,968,511)
                                                               -------------       ------------
                TOTAL STOCKHOLDERS' EQUITY                       (2,011,952)       (1,812,627)
                                                               -------------       ------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      24,866       $    11,648
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



                              VERTICA SOFTWARE, INC
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         ( A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                        From
                                                                                                      January 1,
                                                                                                         1996
                                                                                                      (Date of
                                                                                                      Inception)
                                                            Three Months Ended                            to
                                                                 March 31,                             March 31,
                                                 -----------------------------------------
                                                       2004                     2003                     2004
                                                   (Unaudited)              (Unaudited)              (Unaudited)
                                                  --------------           ---------------       ------------------
Total Revenue                                     $            -            $           -         $        107,887
        Operating expenses:
             Product development                               -                        -                1,386,826
        General and administrative                        14,916                  184,119                 3,502,219
                                                  --------------           ---------------       ------------------
                 Total operating expenses                 14,916                  184,119                 4,889,045
                                                  --------------           ---------------       ------------------

        Loss from operations                             (14,916)               (184,119)               (4,781,158)
            Interest income                                    -                       -                      2,571
            Interest expense (Note 12)                   (23,945)                (21,476)                 (428,527)
            Other income                                       -                       -                      5,195
            Bad debt expense                                   -                       -                      (201)
                                                  --------------           ---------------       ------------------
       Loss before income taxes                         (38,861)                 (205,595)              (5,202,120)

       Provision for income taxes (Note 10)                   -                        -                    (4,800)
                                                  --------------           ---------------       ------------------
       Net loss                                     $   (38,861)            $    (205,595)        $      5,206,920)
                                                  ===============           ===============      =================
       Net loss applicable to common stockholders   $   (38,861)            $    (205,595)        $     (5,206,920)
                                                  ===============           ===============      =================
       Net loss per share ---basic                  $   (0.0014)            $     (0.0079)        $        (0.1843)
                                                  ===============           ===============      =================
       Weighted average shares used in per share
           calculation---basic                        28,251,755                26,048,246              28,251,755
                                                  ===============           ===============      =================

   The accompanying notes are an integral part of these financial statements.

                             VERTICA SOFTWARE, INC.
                             ----------------------
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  Statement of Changes in Stockholders' Equity

               From January 1, 1996 (Inception) to March 31, 2004

                                                           Preferred Stock
                                                 ---------------------------- Common Stock
                                                    Shares          Amount       Shares
                                                 -------------   ------------ ------------
BALANCE, DECEMBER 31, 1995 ..................   $         --     $      --            --

January 1, 1996 (inception), shares issued at
     incorporation (Note 4) .................             --            --      9,200,000

Net loss for the year ended December 31, 1996             --            --           --
                                                --------------   -----------   ----------
BALANCE DECEMBER 31, 1996 (Audited) .........             --     $      --      9,200,000
                                                --------------   -----------   ----------
Net loss for the year ended December 31, 1997             --            --           --
                                                --------------   -----------   ----------
BALANCE DECEMBER 31, 1997 (Audited) .........   $         --     $      --      9,200,000
                                                --------------   -----------   ----------
December 31, 1998, Issuance of common stock
    pursuant to a reverse merger acquisition              --            --      1,300,000

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7) .....................             --            --         50,000

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7) .....................             --            --         50,000

Advance to Stockholder ......................             --            --           --

Net loss for the year ended December 31, 1998             --            --           --


                                                --------------   -----------   ----------
BALANCE DECEMBER 31, 1998 (Audited) .........             --     $      --     10,600,000
                                                --------------   -----------   ----------
February 11, 1999, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ....................             --            --         40,000



                                                                                           Deficit
                                                                                         Accumulated
                                                              Advance        Paid          During
                                               Common Stock      to            in        Development
                                                  Amount    Stockholder     Capital         Stage        Total
                                                ----------   ----------    ----------    ----------    ----------
BALANCE, DECEMBER 31, 1995 ..................   $     --     $     --      $     --            --      $     --

January 1, 1996 (inception), shares issued at
     incorporation (Note 4) .................          920         --             (70)         --             850

Net loss for the year ended December 31, 1996         --           --            --         (42,285)      (42,285)
                                                ----------   ----------    ----------    ----------    ----------
BALANCE DECEMBER 31, 1996 (Audited) .........   $      920   $     --      $      (70)   $  (42,285)   $  (41,435)
                                                ----------   ----------    ----------    ----------    ----------
Net loss for the year ended December 31, 1997         --           --            --        (176,605)     (176,605)
                                                ----------   ----------    ----------    ----------    ----------
BALANCE DECEMBER 31, 1997 (Audited) .........   $      920   $     --      $      (70)   $ (218,890)   $ (218,040)
                                                ----------   ----------    ----------    ----------    ----------
December 31, 1998, Issuance of common stock
    pursuant to a reverse merger acquisition           130         --            (130)         --            --

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7) .....................            5         --          49,995          --          50,000

December 31, 1998, sale of common stock
     pursuant to a confidential subscription
     agreement (Note 7) .....................            5         --          49,995          --          50,000

Advance to Stockholder ......................         --        (25,000)         --            --         (25,000)

Net loss for the year ended December 31, 1998         --           --            --        (235,335)     (235,335)

                                                ----------   ----------    ----------    ----------    ----------
BALANCE DECEMBER 31, 1998 (Audited) .........   $    1,060   $  (25,000)   $   99,790    $ (454,225)   $ (378,375)
                                                ----------   ----------    ----------    ----------    ----------
February 11, 1999, sale of common stock
     pursuant to a confidential subscription
     agreement  (Note 7) ....................            4         --          39,996          --          40,000



The accompanying notes are an integral part of these financial statements.



                             VERTICA SOFTWARE, INC.
                (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Stockholders' Equity
              From January 1, 1996 (Inception) to March 31, 2004


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

4

                               VERTICA SOFTWARE, INC.
                     (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                    Statement of Changes in Stockholders' Equity
                 From January 1, 1996 (Inception) to March 31, 2004




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


5

                               VERTICA SOFTWARE, INC.
                     (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                    Statement of Changes in Stockholders' Equity
                From January 1, 1996 (Inception) to March 31, 2004



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

6


                              VERTICA SOFTWARE, INC.
                   (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                      Statement of Changes in Stockholders' Equity
               From January 1, 1996 (Inception) to March 31, 2004



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

7




                            VERTICA SOFTWARE, INC.
               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Stockholders' Equity
             From January 1, 1996 (Inception) to March 31, 2004




                                                  Preferred Stock   Common Stock
                                               ----------------- --------------
                                               Shares     Amount     Shares
                                               -------   -------- -------------

May 15, 2003, issuance of common stock for
     consulting services (Note 7) ..............   -           --        479,591

July 1, 2003, issuance of common stock for
     consulting services (Note 7) ..............               --        500,000

September 11, 2003, issuance of common stock for
     consulting services (Note 7) ..............   -           --      1,010,310


Net loss for the year ended December 31, 2003 ..               --            --
                                                   -   ------------  -----------


BALANCE, DECEMBER 31, 2003 (Audited) ...........   -   $       --     28,251,755
                                                   -    ---------     ----------

BALANCE, MARCH 31, 2004    (Unaudited) ...........$-   $       --   $ 28,251,755
                                                   =   ==========   ============


                                                                                           Deficit
                                                                                        Accumulated
                                                                                           During
                                                Common Stock   Advance to     Paid-in     Development
                                                    Amount    Stockholder      Capital      Stage           Total
                                                  -----------  ---------   ------------   ------------     --------

May 15, 2003, issuance of common stock for
     consulting services (Note 7) ..............            48             --          23,932           --           23,980

July 1, 2003, issuance of common stock for
     consulting services (Note 7) ..............             50          --            4,950          5,000

September 11, 2003, issuance of common stock for
     consulting services (Note 7) ..............           101             --          10,002           --           10,103


Net loss for the year ended December 31, 2003 ..          --               --            --         (405,143)      (405,143)
                                                   -----------   --------------   -----------    -----------    -----------


BALANCE, DECEMBER 31, 2003 (Audited) ...........   $     2,825   $         --     $ 3,192,143    $(5,168,059)   $(1,973,091)
                                                   -----------   ------------       ---------     -----------    -----------

Net loss for the three months
 ended March 31, 2004                           ..          --               --            --         (38,861)      (38,861)
                                                   -----------   --------------   -----------    -----------    -----------
BALANCE, MARCH 31, 2004    (Unaudited) .........   $     2,825   $         --     $ 3,192,143    $(5,206,920)   $(2,011,952)
                                                   ===========   ============       =========     ===========    ===========


The accompanying notes are an integral part of these financial statements.




                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS




                                                            -------------------------------- -------------------
                                                                   Three Months Ended          Cumulative From
                                                                        March 31,              January 1, 1996
                                                                                                   (Date of
                                                                                                Inception) to
                                                                                                March 31, 2004
                                                                                                 (Unaudited)
                                                             -------------------------------- -------------------
                                                                   2004            2003
                                                               (Unaudited)      (Unaudited)
                                                             ----------------- -------------- -------------------
Cash Flows from Operating Activities

    Net Loss                                                         $-38,861      $-205,595         $-5,206,920
    Transactions not requiring cash:
        Depreciation                                                    1,404          1,404              96,946

    Changes in operating assets and liabilities:
        (Increase) decrease in employee advances                            -              -                   -
        (Increase) decrease in advance to stockholder                       -              -                   -
        (Increase) decrease in prepaid expense                          2,800         38,530             -19,080
        (Increase) decrease in deposits                                     -              -                   -
        (Increase) decrease in bank overdraft                               -              -                   -
        (Increase) decrease in wages payable                                -              -             323,553
        (Increase) decrease in accounts payable and other             -24,700        -50,044             721,752
            accrued expenses
        (Increase) decrease in payroll taxes payable                        -          7,955              34,712
                                                             ----------------- -------------- -------------------
         NET CASH (USED IN) OPERATING EXPENSES
                                                                      -59,357       -207,750          -4,049,037
                                                             ----------------- -------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase/acquisition of equipment                                       -              -            -102,719
                                                             ----------------- -------------- -------------------
         NET CASH (USED IN) INVESTING ACTIVITIES                            -              -            -102,719

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings/assumption on line of credit                             -              -              26,300
    Net payments on line of credit                                          -              -             -26,300
    Proceeds/assumption of unsecured notes                             42,501              -             236,201
    Net payments on unsecured notes                                         -              -             -21,400
    Proceeds, assumption on convertible debt                                -              -           1,695,061
    Reduction of convertible promissory notes                               -              -            -953,061
    Conversion of convertible promissory notes into common                  -              -           1,279,075
       stock (includes $86,259 of accrued interest)
    Proceeds from stock subscriptions                                       -              -             447,500
    Redemption of stock subscriptions                                       -              -            -597,500
    Issuance of common stock                                                -        199,981           2,065,893
    Assumption of capital lease obligation                                  -              -              26,361
    Net payments on capital lease obligation                                -              -             -26,361
                                                             ----------------- -------------- -------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                       42,501        199,981           4,151,769
                                                             ----------------- -------------- -------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             -16,856         -7,769                  13

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         16,869          8,028                   -
                                                             ----------------- -------------- -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $13           $259                 $13

                                                             ================= ============== ===================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
        Interest                                                            $              $             $18,824
        Taxes                                                               $              $              $4,800

NONCASH INVESTING AND FINANCING TRANSACTIONS:

    Common stock issued for consulting services                             $        $96,000            $669,624
    Common stock in lieu of compensation                                    $       $103,981            $161,198



                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004


NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $5,206,920 through March 31, 2004.

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





                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004



NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued



Liquidity

The Company has recurring operating losses since inception that have continued subsequent to March 31, 2004. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

The Company has not received financing for the three months ended March 31, 2004.

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






                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004

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

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the Period January 1, 1996 (inception) through March 31, 2004.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.





                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the three months ended March 31, 2004, and 2003 the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.


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


                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


Stock Based Compensation


The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:


                                                                Years Ended December 31,
                                     ------------------------------------------------------------------------------
                                             2003               2002                2001                 2000
                                         --------------     --------------     ----------------     ---------------
 Net income (loss)

      As reported                    $   (365,127)      $   (503,531)      $      (1,398,639)   $      (1,653,972)
      Stock compensation

      expense, net of tax                -                  (408,997)                 (85,638)           (119,426)

                                         --------------     --------------     ----------------     ---------------

      Pro forma                      $   (365,127)      $   (912,528)      $      (1,484,277)   $      (1,773,398)
                                         ==============     ==============     ================     ===============

 Net income (loss) per share:

      As reported - basic            $   (0.0136)       $   (0.0280)       $          (0.0985)  $   (0.1328)

      Pro forma - basic              $   -              $   (0.0510)       $          (1.0580)  $   (0.1424)


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



                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004


NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At March 31:                                                2004                2003
                                                        --------------      -------------

Computer and peripheral equipment                   $   102,719          $  102,719


Less accumulated depreciation                           96,946              91,330
                                                        --------------      -------------
                                                    $                    $
                                                        5,773               11,389
                                                        ==============      =============

Total depreciation expense for the three months ended March 31, 2004, and 2003 was $ 1,404.


NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At March 31:                                                                2004          2003
                                                                        ------------ -------------
Note payable to corporation, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand.                                                              $      49,800    $      49,800

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand.                                                                     15,500           15,500

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                                      12,000           12,000

Note payable to individual, unsecured, bearing
compound interest at 12 1/2%, and payable upon
demand                                                                      14,000           14,000
                                                                     -------------    -------------

                                                                     $      91,300    $      91,300
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


                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004


NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK-(Continued)


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


                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004


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


18
                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004


NOTE 8 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consisted of the following:

At March 31:                                                               2004                2003
                                                                      --------------    ----------------
Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all
accrued interest is payable on demand.                               $      50,000    $      50,000

Convertible promissory note, unsecured with interest at 12%. The principal plus accrued interest converts to common stock at a conversion price equal to 55% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all
accrued interest is payable on demand.                                        50,000         50,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price equal to 75% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all accrued interest is
due and payable on demand.                                                    61,000          61,000

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price equal to 75% of the closing sale price of the common stock as reported on the OTCBB on the date of the election to convert. The principal note balance along with all accrued interest is
due and payable on demand.                                                    65,000          65,000


                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004


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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                                         35,000                     0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                                         1,500                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                                         2,600                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                                        32,000                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                                         2,900                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                                         7,000                  0
                                                                     ---------------    ---------------

                                                              $              823,000    $       742,000
                                                                  ===================   ================


                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS


               JANUARY 1, 1996 (Inception) THROUGH MARCH 31, 2004

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

NOTE 11 - RELATED PARTY TRANSACTIONS

In consideration of funds received, the Company has issued fourteen separate convertible promissory notes payable to a director of the Corporation. Interest expense incurred amounted to $17,892 and $15,873 for the three months ended March 31, 2004 and 2003 respectively.

In addition, the Company received an advance from one of its board members. The advance was being converted into a promissory note on May 1, 2004. The note will began accruing interest at 8% annually. The total value of the advance received for the three months ended March 31, 2004 was $42,501.

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

  Stock Options Outstanding Under Incentive Plan:                                    Price per Share
                                                                     -------------------------------------------
                                                                                                     Weighted
                                                  Shares                      Range                   Average
                                            ------------------       ---------------------       ---------------
  Balance, December 31, 2002                     4,521,228              $ 0.035 - $ 0.170             $ 0.07
     Granted                                             0              $ 0.000 - $ 0.000             $ 0.00
     Exercised                                           0              $ 0.000 - $ 0.000             $ 0.00
     Cancelled                                           0              $ 0.000 - $ 0.000             $ 0.00
                                               -----------           ---------------------       ---------------

  Balance, December 31, 2003                   4,521,228                 $ 0.035 - $ 0.17             $ 0.00
                                              ===========            =======================     ==========================



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

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

                                                                Years Ended December 31,
                                     ------------------------------------------------------------------------------
                                             2003                2002                2001                2000
                                         --------------     ---------------     ---------------     ---------------
 Net income (loss)

      As reported                    $   (365,127)      $        (503,531)  $      (1,398,639)  $      (1,653,972)
      Stock compensation

      expense, net of tax                -                       (408,997)      (85,638)            (119,426)

                                         --------------     ---------------     ---------------     ---------------

      Pro forma                      $   (365,127)      $        (912,528)  $      (1,484,277)  $      (1,773,398)
                                         ==============     ===============     ===============     ===============

 Net income (loss) per share:

      As reported - basic            $   (0.0136)       $   (0.0280)        $   (0.0985)        $   (0.1328)

      Pro forma - basic              $   -              $   (0.0510)        $   (1.0580)        $   (0.1424)

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATIONS


     Some of the statements contained in this Form 10-QSB are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in "Risk Factors" under Item 1 above. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Registration Statement on form 10-KSB, with amendments, for the year ended December 31, 2003 and in the Company's other filings with the Securities and Exchange Commission.

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

Results of operations:

     The Company realized a net loss from operations of $38,861 and $205,595 for the three months ended March 31, 2004 and 2003. The Company has realized, since January 1, 1996 (inception) to March 31, 2004, a cumulative net loss from operations of $5,206,920. The Company had $0 in sales from operations for the three months ended March 31, 2004, and cumulatively $107,887 for the period January 1, 1996 (Date of Inception) through March 31, 2004.

Plan of operation:

Loss on operations for the Company for the three months ended March 31, 2004 and 2003(decreased)increased (81%) and 66%, respectively, from the prior years for the same periods. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales from company products.

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

     During the three months ended March 31, 2004, we received no funds from the issuance of common stock.

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


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report,we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive and Financial Officer concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                    PART II - OTHER INFORMATION

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

     31.1  Certifications of the Chief Executive and Financial Officer
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K: None.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf By the undersigned thereunto duly authorized.


                                        Vertica Software, Inc.


                                        /s/ William F. Mason, Director
                                        ----------------------------------
                                         William F. Mason, President,
                                         Chief Executive Officer and
                                         Chief Financial Officer



Date: May 19, 2004
                                        27

                                Index of Exhibits

31.1 Certifications of the Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                 Exhibit 31.1

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

     4.   I am responsible
          for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


                                           28
    5. I have disclosed,
          based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in
          this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 19, 2004                  By: /s/  WILLIAM F. MASON
                                        -----------------------------------
                                        William F. Mason
                                        Chief Executive Officer and
                                        Chief Financial Officer



                                  EXHIBIT 32.1

                Certification Pursuant to 18 U.S.C. Section 1350
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Vertica Software, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof I, William Mason, acting as the Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my Knowledge and belief that:

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

Date:  May 19, 2004

                                     29