Form 10KSB/A
period 2003-12-31
VERTICA SOFTWARE INC/CA
filed 2004-06-23
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  AMENDMENT TO
                                   FORM 10-KSB

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



     The number of holders of record of our $0.0001 par value Common stock as of December 31, 2003 was approximately 65. We have never declared or paid any dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

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

During the three months ended December 31, 2003, the Company sold 1,010,310 shares for consulting services.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Some of the statements contained in this Form 10-KSB are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in "Risk Factors" under Item 1 above. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Registration Statement on form 10-SB, with amendments, for the year ended December 31, 2003 and in the Company's other filings with the Securities and Exchange Commission.

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

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

F-1

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

F-2


                             VERTICA SOFTWARE, INC
                    (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          ( A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                       For the Year Ended December    For the Year Ended December    Cumulative From January 1, 1996
                                            31, 2003 (Audited)             31, 2002 (Audited)        (Date of Inception) to December
                                                                                                               31, 2003 (Audited)
                                         ------------------------- ------------------------------- ---------------------------------
Total Revenue                                             $50,000                              $-                          $107,887

Operating Expenses:

    Product development                                         -                               -                         1,386,826

    General and administrative                            367,083                         439,183                         3,487,303
                                         ------------------------- ------------------------------- ---------------------------------
       Total operating expenses                           367,083                         439,183                         4,874,129
                                         ------------------------- ------------------------------- ---------------------------------

Loss from operation                                     (317,083)                       (439,183)                       (4,766,242)
    Interest income                                             -                               -                             2,571
    Interest expense                                     (88,060)                        (64,348)                         (404,582)
    Other income                                                -                               -                             5,195
    Bad debt expense                                            -                               -                             (201)
                                         ------------------------- ------------------------------- ---------------------------------
Loss before income taxes                                (405,143)                       (503,531)                       (5,163,259)
Provision for income taxes (Note 9)                             -                               -                           (4,800)
                                         ------------------------- ------------------------------- ---------------------------------
Net Loss                                               $(405,143)                      $(503,531)                      $(5,168,059)
                                         ========================= =============================== =================================
Net loss applicable to common                          $(405,143)                      $(503,531)                      $(5,168,059)
stockholders
                                         ========================= =============================== =================================
Net loss per share - basic                              $(0.0151)                       $(0.0280)                         $(0.1931)
                                         ========================= =============================== =================================
Weighted average shares used in per                    26,762,076                      17,982,600                        26,762,076
share calculation - basic
                                         ========================= =============================== =================================



F-3
                             VERTICA SOFTWARE, INC.
               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                      (A DEVELOPMENT STAGE COMPANY)
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

F-4


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


F-12
                   VERTICA SOFTWARE, INC.
        (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
              (A DEVELOPMENT STAGE COMPANY
             NOTES TO FINANCIAL STATEMENTS


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

ITEM 8A CONTROLS AND PROCEDURES

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



Dated: April 14, 2004               By: /s/  WILLIAM F. MASON
                                        -----------------------------------
                                        William F. Mason
                                        Chief Executive Officer and
                                        Chief Financial Officer

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

Dated: April 14, 2004               By: /s/  WILLIAM F. MASON
                                        -----------------------------------
                                        William F. Mason
                                        Chief Executive Officer and
                                        Chief Financial Officer







                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS






As independent public accountants, we hereby consent to the incorporation of our report dated April 6, 2004, on the financial statements of Vertica Software, Inc. as of December 31, 2003 and 2002 and for the period January 1, 1996 (inception) through December 31, 2003, included in this Annual Report on Form 10-KSB.

/s/ Randolph Scott and Company
    Certified Public Accountants, Inc.