Form 10QSB
period 2004-06-30
VERTICA SOFTWARE INC/CA
filed 2004-08-16
CIK 1079797

VERTICA SOFTWARE INC

                                                     Ticker:  VERI
                                                      Cusip:  92532N
                                                      State:  TX
                                                    Country:  US
                                                Primary SIC:  7372
                                           Primary Exchange:  OTH
                                    Billing Cross Reference:


VERTICA SOFTWARE INC - 10-Q
------------------------------------------------------------------------------
                                Table of Contents


              To jump to section, click on hypertexted page number


                                 Filing Sections

Document.......................................................................1
Base...........................................................................1
Cover Page.....................................................................1
Table of Contents..............................................................1
Part I.........................................................................2
Financial Statement Item.......................................................2
Financial Statements...........................................................2
Balance Sheet..................................................................2
Income Statement...............................................................3
Shareholders Equity............................................................4
Cashflow Statement............................................................13
Financial Footnotes...........................................................14
Management Discussion.........................................................29
Part II.......................................................................31
Exhibits and Reports..........................................................31
List of Exhibits..............................................................31
Signatures....................................................................31


                                    Exhibits


Exhibits......................................................................32
Exhibit Index.................................................................32
Additional Exhibits ..........................................................32
Additional Exhibits ..........................................................33



F-10





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 28,251,755 shares of common stock as of June 30, 2004.

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







                                    Exhibits


Exhibits.....................................................................28




                             VERTICA SOFTWARE, INC.
                              FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2004



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

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................28






                             VERTICA SOFTWARE, INC.
                (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                 June 30,          June 30,
                                                                   2004               2003
                                     ASSETS                     (Unaudited)        (Unaudited)
                                     ------                    -------------       -----------
CURRENT ASSETS
          Cash and Cash Equivalents (Note 3)                     $  21,169      $           186
          Prepaid Expenses                                          19,080             21,880
                                                               -------------       ------------

                TOTAL CURRENT ASSETS                                40,249             22,066

EQUIPMENT, less accumulated depreciation of $ 98,350
          and $ 92,734 respectively (Notes 3 and 5)                  4,369              9,985

DEPOSITS                                                                 -                  -
                                                               -------------       ------------


             TOTAL ASSETS                                       $    44,618       $    32,051
                                                               =============       ============

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
          Accounts Payable and Other Accrued Expenses           $    723,956       $  657,545
          Wages Payable                                              343,967          343,967
          Payroll Taxes Payable                                       34,712           34,712
          Advance (Note 11)                                            1,985                -
          Notes Payable (Note 6)                                     157,091           91,300
                                                               -------------       ------------

             TOTAL CURRENT LIABILITIES                             1,261,711           1,127,524


CONVERTIBLE PROMISSORY NOTES (Note 9)                                823,000          778,500
                                                               -------------       ------------

            TOTAL LIABILITIES                                      2,084,711        1,906,024
                                                               -------------       ------------

STOCKHOLDERS' EQUITY (DEFICIT) (Note 12)
          Preferred Stock, $ .001 par value, 3,000,000
            shares authorized, -0- shares issued
            and outstanding                                               -                 -
          Common Stock, $ .0001 par value, 30,000,000 shares authorized;
            28,251,755 shares issued and outstanding at June 30, 2004, and
            26,741,445 shares issued and outstanding at
            June 30, 2003, respectively                              2,825             2,674
          Paid in Capital                                         3,192,143         3,177,160
          Deficit accumulated during development stage           (5,235,061)       (5,053,807)
                                                               -------------       ------------
                TOTAL STOCKHOLDERS' EQUITY                       (2,040,093)      (1,873,973)
                                                               -------------       ------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      44,618      $    32,051
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



                              VERTICA SOFTWARE, INC
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                         ( A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                     Three Months Ended       Six Months Ended      Cumulative
                          June 30,                June 30,             From
                                                                    January 1,
                                                                       1996
                                                                     (Date of
                                                                    Inception)
                                                                        to
                                                                     June 30,

                                                                       2004

                   ----------------------- ----------------------- -------------
                          2004        2003        2004        2003

                   ----------- ----------- ----------- -----------
                   (Unaudited) (Unaudited) (Unaudited) (Unaudited)  (Unaudited)
Total Revenue               --          --                              $107,887
Operating
expenses:
Product                     --          --                             1,386,826
development
General and              3,248      63,236      18,614     247,355     3,505,917
administrative

                   ----------- ----------- ----------- ----------- -------------
Total operating          3,248      63,236      18,614     247,355     4,892,743
expenses

                   ----------- ----------- ----------- ----------- -------------
Loss from              (3,248)    (63,236)     (18,614)   (247,355)   4,784,856)
operations
Interest income             --          --                                 2,571
Interest expense      (24,893)    (22,060)    (48,388)    (43,536)     (452,970)
(Note 11)
Other income                --          --                                 5,195
Bad debt expense            --          --          --          --         (201)

                   ----------- ----------- ----------- ----------- -------------
Loss before income    (28,141)    (85,296)    (67,002)   (290,891)   (5,230,261)
taxes
Provision for               --          --          --          --       (4,800)
income taxes (Note
9)

                   ----------- ----------- ----------- ----------- -------------
Net loss            $ (28,141) $  (85,296)    (67,002)   (290,891) $ (5,235,061)

                   ----------- ----------- ----------- ----------- -------------
Net loss            $ (28,141) $  (85,296)    (67,002)   (290,891) $ (5,235,061)
applicable to
common
stockholders

                   ----------- ----------- ----------- ----------- -------------
Net loss per        $ (0.0010)  $ (0.0032)    (0.0024)    (0.0111)    $ (0.1992)
share--basic

                   ----------- ----------- ----------- ----------- -------------
Weighted average    28,251,755  26,383,739  28,251,755  26,277,525   26,277,525
shares used in per
share
calculation--basic





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

                From January 1, 1996 (Inception) to June 30, 2004

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





              From January 1, 1996 (Inception) to June 30, 2004


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

4

                               VERTICA SOFTWARE, INC.
                     (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                    Statement of Changes in Stockholders' Equity
                 From January 1, 1996 (Inception) to June 30, 2004




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


5

                               VERTICA SOFTWARE, INC.
                     (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                    Statement of Changes in Stockholders' Equity
                From January 1, 1996 (Inception) to June 30, 2004



                                                  Preferred Stock Common Stock
                                               ----------------- --------------


                                               Shares     Amount     Shares
                                               -------   -------- -------------


January 22, 2001, issuance of common stock
     in lieu of compensation (Note 7) ...........   -       -        60,000

January 22, 2001, issuance of common stock
    through the Company's Employee Equity
     Incentive Plan
      (Notes 7 and 14) ...........................   -       -         1,875

March 20, 2001, issuance of common stock for
     consulting services (Note 7) ................   -       -       100,000

July 1, 2001, conversion of convertible
     promissory notes to common stock  (Note 7) ..   -       -       330,000

July 31, 2001, issuance of common stock for
     consulting services (Note 7) ................   -       -     1,146,684

Net loss for the year ended December 31, 2001
     (Audited) ...................................   -        -          --
                                                     -        -   -----------


BALANCE, DECEMBER 31, 2001 (Audited) .............   -        -    15,040,323
                                                     -        -   -----------

February 25, 2002, issuance of common stock for
     consulting services (Note 7) ................   -        -      390,000

March 22, 2002, issuance of common stock for
     consulting services (Note 7) ...............   -         -       583,334

April 18, 2002, issuance of common stock for
     consulting services (Note 7) ...............   -         -      1,687,500

April 19, 2002, issuance of common stock for
     legal services (Note 7) ....................   -         -        208,335

                                                                                           Deficit
                                                                                        Accumulated
                                                                                           During
                                                Common Stock   Advance to     Paid-in     Development
                                                    Amount    Stockholder      Capital      Stage           Total
                                                  -----------  ---------   ------------   ------------     --------


January 22, 2001, issuance of common stock
     in lieu of compensation (Note 7) ....             6           --          33,774          --           33,780

January 22, 2001, issuance of common stock
     through the Company's Employee Equity
     Incentive Plan
      (Notes 7 and 14) ...................             1             --         1,055          --            1,056

March 20, 2001, issuance of common stock for
     consulting services (Note 7) .........            10           --          31,290        --             31,300

July 1, 2001, conversion of convertible

     promissory notes to common stock  (Note 7)       33             --          3,267          --            3,300

July 31, 2001, issuance of common stock for
     consulting services (Note 7) .........           114            --        573,228          --          573,342

Net loss for the year ended December 31, 2001
     (Audited) ...........................            --             --            --      (1,398,639)    1,398,639)
                                                 -----------   -----------   ----------   -----------    -----------

BALANCE, DECEMBER 31, 2001 (Audited) .......   $     1,504   $      --     $ 2,446,857   $(4,259,385)   $(1,811,024)
                                                -----------   ------------   -----------   ----------    -----------

February 25, 2002, issuance of common stock for
     consulting services (Note 7) .......            39             --          31,161          --           31,200

March 22, 2002, issuance of common stock for
     consulting services (Note 7) .........          58             --         174,942          --          175,000

April 18, 2002, issuance of common stock for
     consulting services (Note 7) ........           169            --          59,737          --           59,906

April 19, 2002, issuance of common stock for
     legal services (Note 7) .........                21            --          24,979          --           25,000



The accompanying notes are an integral part of these financial statements.

6


                              VERTICA SOFTWARE, INC.
                   (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                      Statement of Changes in Stockholders' Equity
               From January 1, 1996 (Inception) to June 30, 2004





                                                 Preferred Stock Common Stock
                                               ----------------- --------------
                                                Shares     Amount     Shares
                                               -------   -------- -------------

July 24, 2002, issuance of common stock for
     consulting services (Note 7) ....................   -   -      500,000

October 24, 2002, issuance of common stock for
     consulting services (Note 7) ....................   -   -    1,500,000

October 29, 2002, issuance of common stock for
     consulting services (Note 7) ....................   -   -    1,500,000

November 6, 2002, issuance of common stock for
     former employees in lieu of compensation (Note 7)   -   -      390,600

November 6, 2002, issuance of common stock for
     consulting services (Note 7) ....................   -   -       50,000

Net loss for the year ended December 31, 2002
     (Audited) .......................................   -   -         --
                                                         -   -   ----------

BALANCE, DECEMBER 31, 2002 (Audited) .................   -   -   21,850,092
                                                         -   -   ----------
January 2, 2003, issuance of common stock for
     expenses advanced by officer (Note 7) ...........   -   -      742,334

January 2, 2003, issuance of common stock for
     consulting services by officer (Note 7) .........   -   -      851,902

January 2, 2003, issuance of common stock under
     Incentive Stock Option Plan (Note 7) ............   -   -    2,079,626

January 6, 2003, issuance of common stock for
     consulting services (Note 7) ....................   -   -      427,500

January 30, 2003, issuance of common stock for
     consulting services (Note 7) ....................   -   -      310,400



                                                                                           Deficit
                                                                                        Accumulated
                                                                                           During
                                                Common Stock   Advance to     Paid-in     Development
                                                    Amount    Stockholder      Capital      Stage           Total
                                                  -----------  ---------   ------------   ------------     --------

July 24, 2002, issuance of common stock for
     consulting services (Note 7) ....................  50           -         24,950         --          25,000

October 24, 2002, issuance of common stock for
     consulting services (Note 7) .................... 150            -        89,850         --          90,000

October 29, 2002, issuance of common stock for
     consulting services (Note 7) .................... 150             -       74,850         --          75,000

November 6, 2002, issuance of common stock for
     former employees in lieu of compensation (Note 7)  39             -       23,397         --          23,436

November 6, 2002, issuance of common stock for
     consulting services (Note 7) ....................   5             -        2,995         --           3,000

Net loss for the year ended December 31, 2002
     (Audited) ....................................     --             -         --       (503,531)     (503,531)
                                                     ---------    -------   ----------    ----------    ---------

BALANCE, DECEMBER 31, 2002 (Audited) ................   2,185           -    2,953,718   (4,762,916)   (1,807,013)
                                                    ----------   --------   ----------    ----------   ----------

January 2, 2003, issuance of common stock for
     expenses advanced by officer (Note 7) ...........   74          -         20,711         --          20,785

January 2, 2003, issuance of common stock for
     consulting services by officer (Note 7) .........   85          -         42,510         --          42,595

January 2, 2003, issuance of common stock under
     Incentive Stock Option Plan (Note 7) ............  208          -        103,774         --         103,982

January 6, 2003, issuance of common stock for
     consulting services (Note 7) ....................   43          -         17,057         --          17,100

January 30, 2003, issuance of common stock for
     consulting services (Note 7) ....................   31          -         15,489         --          15,520

The accompanying notes are an integral part of these financial statements.

7




                            VERTICA SOFTWARE, INC.
               (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                 Statement of Changes in Stockholders' Equity
             From January 1, 1996 (Inception) to June 30, 2004




                          Preferred Stock Common Stock
                                               ----------------- --------------
                                               Shares     Amount     Shares
                                               -------   -------- -------------

May 15, 2003, issuance of common stock for
     consulting services (Note 7) ..............   -           --        479,591

July 1, 2003, issuance of common stock for
     consulting services (Note 7) ..............               --        500,000

September 11, 2003, issuance of common stock for
     consulting services (Note 7) ..............   -           --      1,010,310


Net loss for the year ended December 31, 2003 ..               --            --
                                                   -   ------------  -----------

BALANCE, DECEMBER 31, 2003 (Audited) ...........   -   $       --     28,251,755
                                                   -    ---------     ----------

Net loss for the six months ended June 30, 2004                --            --
                                                   -   ------------  -----------

BALANCE, June 30, 2004    (Unaudited) ...........$ -   $       --   $ 28,251,755
                                                       ===========  ===========



                                                                                           Deficit
                                                                                        Accumulated
                                                                                           During
                                                Common Stock   Advance to     Paid-in     Development
                                                    Amount    Stockholder      Capital      Stage           Total
                                                  -----------  ---------   ------------   ------------     --------

May 15, 2003, issuance of common stock for
     consulting services (Note 7) ..............         48          --         23,932           --          23,980

July 1, 2003, issuance of common stock for
     consulting services (Note 7) ..............         50          --          4,950           --              5,000

September 11, 2003, issuance of common stock for
     consulting services (Note 7) ..............         101         --         10,002           --           10,103


Net loss for the year ended December 31, 2003 ..         --          --             --       (405,143)      405,143)
                                                   ---------   ----------   ----------    -----------    -----------


BALANCE, DECEMBER 31, 2003 (Audited) ...........   $   2,825   $     --     $ 3,192,143   $(5,168,059)  $(1,973,091)
                                                   ---------   ----------   -----------   ------------   -----------

Net loss for the six months
 ended JUNE 30, 2004                                     --          --            --         (67,002)      (67,002)
                                                   ----------   ----------   ----------    -----------    ----------

BALANCE, JUNE 30,  2004    (Unaudited) .........   $   2,825   $     --     $ 3,192,143   $(5,235,061)  $(2,040,093)
                                                   ==========   ==========  ===========   ===========    ===========


The accompanying notes are an integral part of these financial statements.




10

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS




                                                            -------------------------------- -------------------
                                                                   Six Months Ended          Cumulative From
                                                                        June 30,              January 1, 1996
                                                                                                   (Date of
                                                                                                Inception) to
                                                                                                June 30, 2004
                                                                                                 (Unaudited)
                                                             -------------------------------- -------------------
                                                                   2004            2003
                                                               (Unaudited)      (Unaudited)
                                                             ----------------- -------------- -------------------
Cash Flows from Operating Activities

    Net Loss                                                         $-67,002      $-290,891        $-5,235,061



    Transactions not requiring cash:
        Depreciation                                                    2,808          2,808             98,350

    Changes in operating assets and liabilities:
        (Increase) decrease in employee advances                            -              -                   -
        (Increase) decrease in advance to stockholder                       -              -                   -
        (Increase) decrease in prepaid expense                          2,800         16,650             -19,080
        (Increase) decrease in deposits                                     -              -                   -
        (Increase) decrease in bank overdraft                               -              -                   -
        (Increase) decrease in wages payable                                -              -             323,553
        (Increase) decrease in accounts payable and other                 -97         -4,795             746,355
            accrued expenses
        (Increase) decrease in payroll taxes payable                        -          7,955              34,712
                                                             ----------------- -------------- -------------------
         NET CASH (USED IN) OPERATING EXPENSES
                                                                      -61,491       -268,273          -4,051,171
                                                             ----------------- -------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase/acquisition of equipment                                       -              -            -102,719
                                                             ----------------- -------------- -------------------
         NET CASH (USED IN) INVESTING ACTIVITIES                            -              -            -102,719

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings/assumption on line of credit                             -              -              26,300
    Net payments on line of credit                                          -              -             -26,300
    Proceeds/assumption of unsecured notes                             65,791              -             259,491
    Net payments on unsecured notes                                         -              -             -21,400
    Proceeds, assumption on convertible debt                                -         36,500           1,695,061
    Reduction of convertible promissory notes                               -              -            -953,061
    Conversion of convertible promissory notes into common                  -              -           1,279,075
       stock (includes $86,259 of accrued interest)
    Proceeds from stock subscriptions                                       -              -             447,500
    Redemption of stock subscriptions                                       -              -            -597,500
    Issuance of common stock                                                -        223,931           2,065,893
    Assumption of capital lease obligation                                  -              -              26,361
    Net payments on capital lease obligation                                -              -             -26,361
                                                             ----------------- -------------- -------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                       65,791        260,431           4,175,059
                                                             ----------------- -------------- -------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               4,300         -7,842              21,169

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         16,869          8,028                   -
                                                             ----------------- -------------- -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               21,169           $186              21,169

                                                             ================= ============== ===================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
        Interest                                                            $              $             $18,824
        Taxes                                                               $              $              $4,800

NONCASH INVESTING AND FINANCING TRANSACTIONS:

    Common stock issued for consulting services                             $        119,950            $669,624
    Common stock in lieu of compensation                                    $       $103,981            $161,198




                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE


Development Stage Company

The Company is in the development stage in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. All of the costs incurred to date have been related to the development of its products, development of its proposed Internet website, and the raising of capital to finance such activities.

The Company, as discussed in Notes 2, 3, and 4 below, has incurred operating losses since inception, totaling $5,235,061 through June 30, 2004.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS - Continued

Liquidity

The Company has recurring operating losses since inception that have continued subsequent to June 30, 2004. The losses are primarily due to product development costs, and administrative infrastructure costs related to the financing and development of the Company's business.

The Company has received $ 65,791 in financing for the six months ended June 30, 2004.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004



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

Product Development

Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant, and the working model(s) are not yet completed, all such costs have been charged to expense for the Period January 1, 1996 (inception) through June 30, 2004.

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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss Per Share

The Company reports its net loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents, and is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the dilutive effect from the potential exercise or conversion of convertible debt. For the six months ended June 30, 2004 and 2003, the impact of convertible debt was not considered as their effect on Net Loss Per Share would be anti-dilutive.

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. We do not believe the adoption of this Statement will have a material impact on our financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. While we do not believe the adoption of this Statement will have a material impact on our financial statements, we continue to assess the impact this Statement will have on certain of our share repurchase programs.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

------------------------------------------------------------------------------------------------------------
                                         Years Ended December 31,
------------------------------------------------------------------------------------------------------------
                                           2003              2002               2001              2000
------------------------------------------------------------------------------------------------------------
 Net income (loss)
     As reported                    $       (365,127) $       (503,531) $      (1,398,639) $     (1,653,972)
     Stock compensation
     expense, net of tax                           -          (408,997)           (85,638)         (119,426)

     Pro forma                      $       (365,127) $       (912,528) $      (1,484,277) $     (1,773,398)
--------------------------------------===============----==============----===============---===============

 Net income (loss) per share:
     As reported - basic            $        (0.0136) $        (0.0280) $         (0.0985) $        (0.1328)
     Pro forma - basic              $              -  $        (0.0510) $         (1.0580) $        (0.1424)

F-14




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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


NOTE 5 - EQUIPMENT

Equipment consisted of the following:

At June 30:                                           2004             2003
                                               ---------------   --------------

Computer and peripheral equipment            $        102,719  $        102,719

Less accumulated depreciation                           98,350           92,734
                                              ---------------   --------------
                                              $           4,369     $     9,985
                                              ===============   ==============

Total depreciation expense for the six months ended June 30, 2004 and 2003 respectively was $ 2,808 and $2,808.


NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:

At June 30:                                                                2004             2003
                                                                      ---------------   --------------
Note Payable to corporation, unsecured, bearing compound
interest at 12 1/2%, and payable upon demand                       $                 $
                                                                              49,800           49,800

Note Payable to individual, unsecured, bearing compound interest at 12 1/2%, and payable upon demand
                                                                              15,500           15,500

Note Payable to individual, unsecured, bearing compound interest at 12 1/2%, and payable upon demand
                                                                              12,000           12,000

Note Payable to individual, unsecured, bearing compound interest at 12 1/2%, and payable upon demand
                                                                              14,000           14,000

Note Payable to corporation, unsecured, bearing compound
interest at 8.00%, and payable upon demand
                                                                              20,000

Note Payable to corporation, unsecured, bearing compound
interest at 8.00%, and payable upon demand
                                                                              45,791
                                                                      ---------------   --------------
                                                                      ---------------   --------------
                                                                   $         157,091 $
                                                                                               91,300
                                                                      ===============   ==============


                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


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

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


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

During the year ended December 31, 2002, the Company issued 500,000 shares of its $ .0001 par value common stock at an average price of $ .055 per share for consulting services.

During the year ended December 31, 2002, the Company issued 390,600 shares of its $ .0001 par value common stock at an average price of $ .055 per share to former employees in lieu of compensation.

During the year ended December 31, 2003, the Company issued 1,589,803 shares of its $ .0001 par value common stock at an average price of $ .045 per share for consulting services.

During the year ended December 31, 2003, the Company issued 742,334 shares of its $ .0001 par value common stock at an average price of $ .03 per share to an officer for expenses advanced.

During the year ended December 31, 2003, the Company issued 2,079,626 shares of its $ .0001 par value common stock at an average price of $ .05 per share under the Company's Incentive Stock Option Plan.

During the year ended December 31, 2003, the Company issued 479,591 shares of its $ .0001 par value common stock at an average price of $ .05 per share for consulting services.

                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


NOTE 7 - SALE AND ISSUANCE OF COMMON STOCK - Continued

During the year ended December 31, 2003, the Company issued 500,000 shares of its $ .0001 par value common stock at an average price of $ .01 per share for consulting services.

During the year ended December 31, 2003, the Company issued 1,010,310 shares of its $ .0001 par value common stock at an average price of $ .01 per share for consulting services.

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



                                              VERTICA SOFTWARE, INC.
                                   (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                           (A DEVELOPMENT STAGE COMPANY)

                             NOTES TO FINANCIAL STATEMENTS

                                 JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


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



                                              VERTICA SOFTWARE, INC.
                                   (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                                          (A DEVELOPMENT STAGE COMPANY)

                             NOTES TO FINANCIAL STATEMENTS

                                 JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


NOTE 8 - CONVERTIBLE PROMISSORY NOTES - (Continued)

Convertible promissory note, unsecured with interest at 10%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                         45,000                     45,000

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                          35,000                     35,000

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand                                          1,500              1,500

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                                         2,600                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                                        32,000                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                                         2,900                  0

Convertible promissory note, unsecured with interest at 10.5%. The principal plus accrued interest converts to common stock at a conversion price of $ .50 a share. The principal note balance along with all accrued
interest is due and payable on demand.                                         7,000                  0
                                                                     ---------------    ---------------

                                                                 $             823,000  $                 778,500
                                                                     =================         ==================




                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


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

NOTE 11 - RELATED PARTY TRANSACTION

In consideration of funds received, the Company has issued twelve separate convertible promissory notes payable to a director of the Corporation. Interest expense incurred amounted to $29,484 and $22,060 for the six months ended June 30, 2004 and 2003 respectively.

In addition, the Company received an advance from one of its board members. The advance will be converted into a promissory. The total value of the advance received for the six months ended June 30, 2004 was $1,985.







                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004


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

  Stock Options Outstanding Under Incentive Plan:                                    Price per Share
                                                                     -------------------------------------------
                                                                                                     Weighted
                                                  Shares                      Range                   Average
                                            ------------------       ---------------------       ---------------
  Balance, December 31, 2003                     2,228,305               $ 0.25 - $ 0.28              $ 0.26
     Granted                                             0               $ 0.00 - $ 0.00              $ 0.00
     Exercised                                           0               $ 0.00 - $ 0.00              $ 0.00
     Cancelled                                           0               $ 0.00 - $ 0.00              $ 0.00
                                               -----------           ---------------------       ---------------

  Balance, June 30, 2004                         2,228,305               $ 0.25 - $ 0.28              $ 0.26
                                               ===========           =====================       ===============


   (b) 2002 EQUITY INCENTIVE PLAN

On October 1, 2002, the Board of Directors authorized the Employee Stock
Purchase Plan (the Employee Plan). Under the Employee Plan, the Company may issue up to an aggregate of 7,000,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. Under the Employee Plan, no offering were during the six months ended June 30, 2004.

  Stock Options Outstanding Under Incentive Plan:                                    Price per Share
                                                                     -------------------------------------------
                                                                                                     Weighted
                                                  Shares                      Range                   Average
                                            ------------------       ---------------------       ---------------

  Balance, December 31, 2003                     4,521,228              $ 0.035 - $ 0.170             $ 0.07
     Granted                                             0              $ 0.000 - $ 0.000             $ 0.00
     Exercised                                           0              $ 0.000 - $ 0.000             $ 0.00
     Cancelled                                           0              $ 0.000 - $ 0.000             $ 0.00
                                               -----------           ---------------------       ---------------

  Balance, June 30, 2004                             4,920,374                  $ 0.035 - $ 0.17          $ 0.07
                                                    ==========                  =================        ==========



                             VERTICA SOFTWARE, INC.
                  (FORMERLY PERFECTION DEVELOPMENT CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

            NOTES TO FINANCIAL STATEMENTS

                JANUARY 1, 1996 (Inception) THROUGH JUNE 30, 2004



NOTE 12 - STOCKHOLDER EQUITY - (Continued)

     (c) STOCK OPTION PLANS

In connection with certain convertible promissory notes, the Company granted, to the third parties, warrants to purchase 112,500 shares of common stock at a range of approximately $ 1.00 to $ 1.50 per share. The warrants vest upon conversion of the promissory notes. None of the notes were converted as of their maturity date. The fair market value of the Company's common stock at June 30, 2004 was less than the warrants' prices.

NOTE 13 -- STOCK BASED EMPLOYEE COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) per share would have been as follows:

                                                               Years Ended December 31,
                                     -----------------------------------------------------------------------------
                                             2003               2002                2001                2000
                                         --------------     --------------     ---------------     ---------------
 Net income (loss)

      As reported                    $   (365,127)      $   (503,531)      $      (1,398,639)  $      (1,653,972)
      Stock compensation

      expense, net of tax                -                  (408,997)          (85,638)                 (119,426)

                                         --------------     --------------     ---------------     ---------------

      Pro forma                      $   (365,127)      $   (912,528)      $      (1,484,277)  $      (1,773,398)
                                         ==============     ==============     ===============     ===============

 Net income (loss) per share:

      As reported - basic            $   (0.0136)       $   (0.0280)       $   (0.0985)        $   (0.1328)

      Pro forma - basic              $   -              $   (0.0510)       $   (1.0580)        $   (0.1424)

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


NOTE 14 - SUBSEQUENT EVENT

In July, 2004, the Board of Directors commenced recapitalization of the Company by negotiating settlement of the notes and accounts payable as of June 30, 2004. The Board has offered note holders and vendors 15% cash settlement of the existing debt or payable. As of the date of this report four note holders have agreed to the settlement.


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


Results of operations:

     The Company realized a net loss from operations of $67,002 and $290,891 for the six months ended June 30, 2004 and 2003. The Company has realized, since January 1, 1996 (inception) to June 30, 2004, a cumulative net loss from operations of $5,235,061. The Company had $0 in sales from operations for the six months ended June 30, 2004, and cumulatively $107,887 for the period January 1, 1996 (Date of Inception) through June 30, 2004.

Plan of operation:

Loss on operations for the Company for the six months ended June 30, 2004 and 2003(decreased)increased (77%) and 35%, respectively, from the prior years for the same periods. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of promissory notes convertible to common stock, the sale of common stock, and sales from company products.

F-24
     The Company has reduced its monthly operating expenses by eliminating salaries and overhead related to the development stage of its products. The Company also moved its Application Service Provider hardware and software platform to a lower cost, higher performance computer co-location facility.

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

     During the six months ended June 30, 2004, we received no funds from the issuance of common stock.

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

                                    26


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



Date: August 16, 2004
                                        27

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



Date: August 16, 2004                  By: /s/  WILLIAM F. MASON
                                        -----------------------------------
                                        William F. Mason
                                        Chief Executive Officer and
                                        Chief Financial Officer



                                  EXHIBIT 32.1

                Certification Pursuant to 18 U.S.C. Section 1350
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Vertica Software, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof I, William Mason, acting as the Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my Knowledge and belief that:

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

Date:  August 16, 2004

                                     29