Form 10QSB
period 2004-09-30
New Century Energy Corp.
filed 2004-11-30
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

          For the transition period from           to
                                         ---------    ----------

               Commission file number: 000-28813


                            NEW CENTURY ENERGY CORP.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


              COLORADO                                     93-1192725
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


                5851 San Felipe, Suite 775, Houston, Texas 77057
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (713) 266-4344
                                 --------------
                        (Registrant's telephone number)


                             Vertica Software, Inc.
                        106 East Sixth Street, Suite 900
                              Austin, Texas 78701
                       ----------------------------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 29, 2004, 37,984,558 shares of common stock, $.001 par value of the issuer were outstanding ("Common Stock"), of which 37,500,000 shares have not been issued. The 37,500,000 shares will be issued as soon as the Company's Certificate of Correction to be filed with the Colorado Secretary of State, takes effect and the number of shares the Company is authorized to issue reflects 100,000,000 shares of Common Stock with a par value of $.001 per share.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


                            NEW CENTURY ENERGY CORP.
                       (formerly Century Resources, Inc.)
                        (formerly Vertica Software, Inc.)
                                  BALANCE SHEET
                               September 30, 2004
                                  (unaudited)

     ASSETS
Current Assets
  Cash                                                        $  293,530
  Accounts receivable                                            210,680
  Inventory                                                       60,196
  Other                                                           10,400
                                                              ----------
  Total Current Assets                                           574,806
                                                              ----------
Office equipment, net of $403 accumulated depreciation             3,076
Oil and gas properties, using successful efforts
  method of accounting
  Proved properties                                            2,150,093
  Unproved properties                                             16,053
  Wells and related equipment and facilities                     189,473
                                                              ----------
                                                               2,355,619
  Less accumulated depreciation, depletion,
    amortization and impairment                                 (706,106)
                                                              ----------
  Net oil and gas properties                                   1,649,513
                                                              ----------
                                                              $2,227,395
                                                              ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of installment notes payable (estimated)    $  700,000
  Advances from investors                                         47,869
  Demand note payable, with interest at 7%, no collateral        400,000
  Accounts payable                                             1,048,671
  Accrued liabilities                                             18,667
                                                              ----------
  Total Current Liabilities                                    2,215,207
Long-term portion of installment note payable                    451,249
                                                              ----------
  Total Liabilities                                            2,666,456
                                                              ----------
Contingent Liabilities
Stockholder's Deficit
  Preferred stock, $.001 par, 20,000,000 shares authorized,
    Series A Convertible Preferred shares, 5,000 shares
  designated and issued                                                5
    Series B Convertible Preferred shares, 2,000,000 shares
  designated, none issued
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 37,982,517 shares issued and outstanding          37,983
  Additional paid in capital                                       7,076
  Retained deficit                                              (484,125)
                                                              ----------
  Total Stockholders' Deficit                                   (439,061)
                                                              ----------
                                                              $2,227,395
                                                              ==========



                            NEW CENTURY ENERGY CORP.
                       (formerly Century Resources, Inc.)
                        (formerly Vertica Software, Inc.)
                            STATEMENTS OF OPERATIONS
                          SEPTEMBER 30, 2004 AND 2003
                                  (unaudited)

                                  Three Months Ended     Nine Months Ended
                                   2004          2003         2004         2003
                                ---------     ---------    ---------     ---------
Revenues
  Oil and gas sales           $   437,056   $   349,546  $ 1,256,159   $   527,210
  Gain on sale of oil
    and gas properties             68,182             -       94,484        12,000
  Sale of option to
    participate in future
    property acquisitions               -             -      290,000             -
                                ---------     ---------    ---------     ---------
  Total revenues                  505,238       349,546    1,640,643       539,210
                                ---------     ---------    ---------     ---------
Expenses
  Lease operating                 230,480       115,192      505,476       197,893
  Production taxes                 45,724         1,580       83,346         2,683
  Exploration costs                 1,041             -       10,494             -
  General & administrative        103,225             -      139,366        49,407
  Purchase of Vertica shell       717,540             -      717,540             -
  Depreciation, depletion
    and amortization              130,001        82,005      343,014       164,268
  Interest                         65,119        25,551      198,839        48,605
                                ---------     ---------    ---------     ---------
  Total expenses                1,293,130       224,328    1,998,075       462,856
                                ---------     ---------    ---------     ---------
Net income (loss)
  before income taxes            (787,892)      125,218     (357,432)       76,354

 Income tax (benefit)            (112,333)            -            -             -
                                ---------     ---------    ---------     ---------
  NET INCOME (LOSS)           $  (675,759)  $   125,218  $  (357,432)  $    76,354
                                =========     =========    =========     =========

Basic and diluted loss
  per share                   $      (.02)  $       .00  $      (.01)  $       .00

Weighted average shares
  outstanding                  37,500,000    37,500,000   37,500,000    37,500,000



                            NEW CENTURY ENERGY CORP.
                       (formerly Century Resources, Inc.)
                        (formerly Vertica Software, Inc.)
                            STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2004 and 2003
                                  (unaudited)

                                                          2004         2003
                                                       ----------    ---------
Cash Flows Used in Operating Activities
  Net income (loss)                                   $ ( 357,432)  $   76,352
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation, depletion and amortization              343,014      164,267
    Writeoff of net liabilities on shell purchase         717,540            -
    Gain on sale of oil and gas properties             (  384,484)    ( 12,000)
    Imputed interest                                        7,076            -
  Changes in:
    Accounts receivable                                (   91,082)    ( 20,726)
    Inventory                                          (   60,197)           -
    Other                                              (   10,400)           -
    Accounts payable                                      198,556       51,556
    Accrued liabilities                                    18,667            -
                                                       ----------    ---------
  Net Cash Provided by Operating Activities               381,258      259,449
                                                       ----------    ---------

Cash Flows used in Investing activities
  Capital expenditures on oil and gas properties       (1,478,747)    (634,705)
  Proceeds from sale of oil and gas property              569,983       22,000
  Purchase of office equipment                         (    3,479)           -
                                                       ----------    ---------
  Net Cash Used in Investing Activities                (  912,243)    (612,705)
                                                       ----------    ---------
Cash Flows from Financing Activities
  Proceeds from additions to long-term debt               904,500       98,835
  Proceeds from demand note payable                       400,000       20,000
  Payments to reduce long-term debt                    (  359,861)   (  11,730)
  Return of advances from investors                    (   27,578)    ( 71,000)
  Repayments to sole shareholder                       (  169,123)    ( 55,284)
                                                       ----------    ---------
Net Cash Provided by (Used in) Financing Activities       747,938     ( 19,179)
                                                       ----------    ---------
Net increase (decrease) in cash                           216,953    ( 372,435)

Cash at beginning of year                                  76,577      404,424
                                                       ----------    ---------

Cash at end of year                                   $   293,530   $   31,989
                                                       ==========    =========


                            NEW CENTURY ENERGY CORP.
                       (formerly Century Resources, Inc.)
                        (formerly Vertica Software, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of New Century Energy Corp. ("New Century"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in New Century's Form 8-K filed November 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the form 8-K have been omitted.

NOTE 2 - REVERSE REORGANIZATION

On September 30, 2004, Century Resources, Inc. was acquired by and merged with Vertica Software, Inc., a Colorado corporation, in a transaction accounted for as a reverse reorganization. In exchange for 100% of Century Resources, Inc., the sole shareholder of New Century received 37,500,000 shares of Vertica. Immediately prior to the reorganization, Vertica had 482,517 common shares and 5,000 shares of Series A convertible preferred shares outstanding.

NOTE 3 - NAME CHANGE

On November 3, 2004, Vertica Software, Inc. was renamed New Century Energy Corporation.

NOTE 4 - PREFERRED STOCK

The 5,000 shares of Series A convertible preferred stock outstanding is convertible at the option of either the holder or New Century on March 5, 2005 into 1,500,000 shares of common stock.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS  REPORT  CONTAINS  FORWARD  LOOKING  STATEMENTS  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

     New Century Energy Corp. (the "Company"), was incorporated in Colorado on April 18, 1997 as "Perfection Development Corporation." On September 29, 1998, the Company entered into an agreement pursuant to which it would acquire all of the outstanding capital stock of Vertica Software, Inc., a California corporation ("Vertica California"). On December 31, 1998, Vertica California merged with and into the Company. The Company was the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. Concurrently with the merger, the Company changed its name from Perfection Development Corporation to Vertica Software, Inc. ("Vertica").

     On September 30, 2004, the Company acquired 100% of the issued and outstanding common stock of Century Resources, Inc., a Delaware Corporation ("Century"), in exchange for 37,500,000 newly issued shares of the Company's Common Stock, pursuant to an Agreement and Plan of Reorganization whereby Century became a wholly-owned subsidiary of the Company (the "Exchange").

     In connection with the Exchange the Company agreed to transfer all rights to the existing installation of hardware and software used to develop intellectual property, all trademarks, copyrights and marketing materials developed for sales and distribution of such products relating to Internet/Intranet software products and services and an Internet web site for the hazardous material to the Company's wholly owned subsidiary, New Vertica Software, Inc. ("New Vertica"), and changed its business focus to oil and gas exploration and production. On October 26, 2004, in connection with its new business focus, the Company filed Articles of Amendment with the Colorado Secretary of State, to change its name to "New Century Energy Corp."

     On June 30, 2004, the Company filed articles of amendment to the Company's articles of incorporation to authorize 5,000 shares of class A preferred stock and 2,000,000 shares of class B preferred stock. Each share of series A preferred stock is able to vote an amount equal to 300 shares of Common Stock. All shares of preferred stock rank prior to all other stock of the Company, as to payments of dividends and to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary. Each share of class B preferred stock is able to vote an amount equal to 2,958 shares of Common Stock. Each share of class A preferred stock can be converted into 300 shares of the Company's Common Stock at the option of the holder, provided that there are a sufficient number of shares authorized but unissued and unreserved. Each share of class B preferred stock can be converted into 98.6 shares of the Company's Common Stock at the option of the holder, provided that there are a sufficient number of shares authorized but unissued and unreserved.

    On  September  30,  2004  the Company affected a 100:1 reverse stock split.

     The Company is currently in the process of filing a Certificate of Correction to the Company's previously filed Articles of Amendment, to correct the number of shares the Company is authorized to issue. Once this correction becomes effective with the Colorado Secretary of State the total number of authorized shares of the Company will be 105,000,000, of which 100,000,000 will be Common Stock with a par value of $.001 per share and 5,000,000 will be preferred stock.

DESCRIPTION OF THE COMPANY'S FORMER BUSINESS OPERATIONS

     Prior to the Exchange, discussed above, the Company developed Internet/Intranet software products and services and an Internet web site for the hazardous material and environmental industries.

     The Company produced HAZWEB with iComply(TM) regulatory compliance solutions and Web enabling technologies for the hazardous materials and hazardous waste industries. The Company targeted a wide variety of companies and organizations with its products, including oil & gas, chemical, petrochemical, hazardous waste, transportation and governmental agencies and municipal bodies. www.hazweb.com was designed to serve needs of companies and individuals that produce, use process, transport or dispose of all types of hazardous materials. The site provided news, information and application services that help address the environmental concerns of hazardous material professionals.

     All of the Company's intellectual property assets were transferred to former officers of the Company in connection with the exchange and the Company has since ceased any Internet, software or computer business operations.

     The Company's current business focus is oil and gas exploration and production, described below.

DESCRIPTION  THE  COMPANY'S  CURRENT  BUSINESS  OPERATIONS

JOINT  VENTURES

     In October 2003, the Company executed a Right of First Refusal-Exploration Agreement ("Exploration Agreement") with Viking International Petroleum, LLC. ("Viking"). Viking holds a license to 118 square miles of 3D data in Wharton and Jackson Counties, Texas. Under the Exploration Agreement, Viking will present to the Company drillable, seismically defined prospects, which the Company shall lease and either drill for its own account or promote to industry partners. Initially, the Viking agreement included 5 prospects, but it has since been expanded to include approximately 25 separate prospects.

     To minimize leasing costs relating to the ongoing oil and gas leasing program in Wharton and Jackson County, Texas, relating to the Exploration Agreement, on October 27, 2004 an agreement was signed with Lone Star Natural Resources, LLC. ("Lone Star"). Under the Loan Star agreement, Lone Star committed to provide all land, leasing and title services to put together the necessary acreage for certain undrilled 3D prospects in Wharton and Jackson County, Texas. Lone Star will be compensated for services in the form of an overriding royalty on each oil and gas lease acquired. The Company is responsible for funding any lease bonus to be paid for each lease. The Company believes that this arrangement will help the Company limit landsman and title expenses relating to acquiring leases on the various tracts. Offers have already been made to mineral owners on various tracts, and the first leases have been acquired in Jackson County on two separate prospects. The Company expects to lease up to 10 separate prospects for drilling throughout 2005 and 2006.

     The Company has an ongoing oil and gas leasing program in Waller County, Texas, in the area of the Brookshire Dome. The Company has 22 new leases in Waller County where exploration and development drilling is planned. The Company expects the first well to be drilled in the first quarter of 2005, of which there can be no assurance.

     To conserve the Company's capital requirements, the Company has made deals with other oil and gas companies and other industry investors who are willing to participate in the Company's exploration and production activities. In accordance with the terms and conditions of an Exploration Agreement between the Company and Aquatic Cellulose International Corporation, a Nevada corporation ("Aquatic" and the "Aquatic Agreement") which is publicly traded, Aquatic has an exclusive, non-transferable right, but not the obligation to participate with the Company, by acquiring up to 50% of any interests made available to the Company, in any new producing property acquisition, undeveloped oil and gas lease acquisitions, participation in new drilling prospects (exploration or development drilling) or other leasing or development activity undertaken by the Company during the term of the Aquatic Agreement. The Aquatic Agreement was executed on March 17, 2004 with an effective date of March 01, 2004. The term of the option to participate in new projects is for a period of one (1) year beginning March 01, 2004. Aquatic will have the option to renew this agreement for two (2) additional one (1) year periods by notifying the Company in writing, on or before the expiration of the first and second year option period. If Aquatic fails to give such notice, the Aquatic Agreement will be automatically terminated. As part of the consideration paid to the Company for granting this exclusive participation option to Aquatic, the Company will receive fifteen percent (15%) ownership of the outstanding shares of Aquatic, upon its reorganization and re-capitalization. The Company expects Aquatic to complete this process in December 2004. The Company is obligated to pay a finders fee in shares of Aquatic common stock to an individual, for introducing the Company to Aquatic.

     Additionally, under the Aquatic Agreement the Company agreed to transfer 20% of the Company's right, title and interest to the Hamill Lease in the South Sargent Field, described below.

     In June 2004, the Company acquired the Prado Field a 1280 acre producing oil property in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas. There are currently 4 active wells on this lease and 12 inactive well bores. In July 2004, Aquatic, exercised its option to participate for a 50% interest in this acquisition by purchasing a 50% working interest for $70,000. We are currently negotiating with the agents for the mineral owners, the Kennedy Memorial Foundation of Corpus Christi, Texas, to lease certain additional mineral acres in the area of the Prado Field. Discussions are currently in progress. However, we can make no assurances that a deal will be reached on favorable terms, if at all.

     Upon the successful completion of any new wells which the Company decides to drill in 2005, of which there can be no assurance, the Company hopes to purchase surface production equipment, down hole pumps and any other necessary equipment to produce and market the oil and gas produced. The Company will also be seeking new acquisitions of proven producing oil and gas reserves in 2005, of which there can be no assurances.

PROPERTIES

SOUTH  SARGENT  FIELD-  MATAGORPA  COUNTY.  TEXAS

     The Company acquired 100% of the working interest in the South Sargent Field from Calpine Natural Gas (NYSE) and its partner ("Calpine") in January 2004. South Sargent Field is located in Matagorda County, Texas, east of Matagorda Bay and is bisected by the Intercoastal Canal. The leasehold is approximately 3,545 acres.

     At present, there are three (3) producing wells on the Hamill Lease with daily production in excess of 1,000 thousand cubic feet of gas per day, (MCFGPD) however the Company can give no assurances that the wells will continue to produce at this rate, if at all.

     Twenty eight (28) Miocene dry gas sands have been penetrated in this field at depths ranging from 2,200 feet to 6,400 feet. The discovery well was the J.S. Michael Hamill and Hamill #1, completed in November of 1952. Prior to discovery, Texaco drilled a dry hole in 1942, with various gas shows on well logs. To date, the South Sargent Field has produced in excess of 39 billion cubic feet (BCF) of gas from thirteen (13) wells with completions in 25 different sands above 6,300 feet. On a per well basis, these 13 producing wells have an average 3 BCF per well, however the Company can give no assurances that any new wells, which the Company may choose to drill, will recover any reserves at all.

     A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D is currently being reprocessed. The Company believes that the initial review of the reprocessed data is encouraging and it believes that there are gas reserves remaining on the acreage as proven undeveloped reserves in this field in un-drained areas above 6,500 feet. A new seismic technology called Wavelet Energy Absorption, is being used in the reprocessing and interpretation of this South Sargent 3-D data set along with other traditional direct hydrocarbon indicators ("DHI") processing. As the re-processing continues we anticipate the development of numerous shallow new drilling locations, as well as deeper drilling prospects. While all of the production to date has been above 6,400 feet in this field, we also anticipate new drilling locations to penetrate untested Oligocene fault blocks to the top of the Frio section at 11,000 feet MD. The Company expects the new detailed geologic and geophysical field study will be competed in the 4th quarter of 2004, of which there can be no assurance.

     The shallow Miocene sand wells can carry reserves of 3 BCF each and the deeper Frio prospects may carry 20 BCF of reserves each based on volumetric calculations, however these are just estimates and the Company can make no assurances that any oil reserves are present or that the Company will be successful in its exploration activities.

     In addition to the new seismically defined drilling locations on the acreage, there are re-completions that will be attempted in existing well bores on the lease. Some of the "behind pipe" reserves can be classified as proven reserves. Currently the #17 and #11 wells are under evaluation for behind pipe recompletions. Recent success in recompleting the #19 well was made possible by using a cased hole log -GDN -gamma ray, density and neutron log developed by United Surveys ("US") in Richmond, Texas. This logging tool has been proven very useful and accurate in the Gulf Coast area when re-exploring older fields for by passed reserves, however the Company can give no assurances that any oil or gas will be found in these locations, that if oil is found it will be in commercial quantities or that the Company will be able to successfully extract any oil if found.

SAN  MIGUEL  CREEK  FIELD-  MCMULLEN  COUNTY.  TEXAS

G.  HERRERA  LEASE  -  200  ACRES
C.  WHEELER  LEASE  -   40  ACRES

     The San Miguel Creek Field is located in north central McMullen County near its border with Atascosa County, approximately 75 miles due south of San Antonio, Texas.

     The Company currently owns and operates the 200 acres Herrera Lease and the 40-acre Wheeler #2 lease in this field (240 acres total). Atlantic Richfield ("ARCO") discovered the San Miguel Creek field in 1948 when they drilled the Herrera #1 and discovered Wilcox formation production at 5,400 feet. The Company is now successor in title to the original ARCO leasehold interests on the Herrera acreage and it operates the Herrera #1 well along with seven other Wilcox formation-producing wells. In 2001, the Company acquired an adjoining lease of 40 acres with the Wheeler #2 well.

     Since first production in 1948, the Herrera lease has produced in excess of 900,000 barrels of oil. The Herrera lease acreage contains the highest structural elevations in the San Miguel Creek field complex in the Wilcox formation, and this has contributed to the high recovery rates from the wells on our acreage. The Herrera #l well, since it was drilled in 1948, has produced in excess of 280,000 barrels of oil from its original completion in the C-5A (Gubbels Sand), and continues to produce at a current rate of 8 BOPD, although the Company can give no assurances that it will continue to produce at this rate. The Company has successfully bought out all working interest partners and now controls 100% of the working interest in the wells we own and operate. EXXON/MOBIL currently owns and operates the majority of the offsetting wells and acreage, with Lakewood Exploration of Midland, Texas producing the remaining wells on the Lewis and Gubbels leases. This field complex has produced in excess of 130 billion cubic feet of gas (BCF) and over 3 million barrels of oil from approximately 70 wells. The gas has been produced primarily from the Edwards Limestone Formation at 9,800 feet and the oil almost entirely from the Wilcox formation.

Geological  Discussion:

     The San Miguel Creek Field is believed to be underlain by a deep-seated salt diapir below 14,000 feet. The upward movement of the deep salt dome has arched and faulted the overlying sediments providing for excellent oil traps and accumulations after hydrocarbon migration. The field area is tilted down to the coast by regional dip of 100 feet per mile. All of these structural attributes are identified on a 3-D seismic survey shot in 1993.

     The Herrera #1 well is the largest cumulative oil producer from any single completion well in the field. Preliminary review of the 3-D data set, indicates the potential for development drilling locations on the Herrera and Wheeler leases controlled by the Company. The prospective areas for oil include fault-bounded structural traps on the Herrera lease. These fault-bounded traps produce oil when sands are up thrown against shale and are usually 3 way and 4 way closures. The fault patterns are complex but with reprocessing of the 3-D data set, we believe that additional and by-passed oil accumulations can be discovered and developed along with the possible discovery of undrained fault blocks, however the Company can give no assurances that any oil will be discovered or that the Company will be successful in extracting this oil.

TENNA  (HILLJE  SAND)  FIELD-  WHARTON  COUNTY,  TEXAS

Brothers  Cattle  Company  Lease  60  ACRES
Hillje  Estate  Lease  40ACRES

     We acquired 100% of the working interest in three (3) wells in the Tenna field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet.

     The Company currently operates the Brothers Cattle Company #3 well and the Hillje Oil Unit #1 well and one salt-water disposal well, the Hillje #1-A SWD. The producing wells are produced using electric submersible pumps ("ESP") and have been produced using this method since 1993. Current daily production from the two producers is approximately 55 BOPD.

     The Frio sands in this area and producing trend have a history of production. The field was discovered and drilled using conventional sub-surface geology and one 2-D seismic line. Since the field was initially drilled and developed, newer 3-D seismic has been shot over the field and surrounding area, and this new data is now available on the open market. The Company hopes to acquire approximately 5 square miles of 3-D seismic data over our leases, and reprocess it using advanced seismic attribute analysis. From that, we hope to develop new drill sites and attic oil locations on our acreage and adjoining acreage open acreage, of which there can be no assurance. The Tenna field area is within 2 miles of a number of new 3-D defined drilling prospects that the Company acquired development rights to in 2004. The Tenna field redevelopment project will dovetail directly into our ongoing leasing and development program in Wharton County.

     The wells currently owned by the Company have produced in excess of 450,000 Barrels of oil and 142,918 thousand cubic feet ("MCF") of gas. We believe that new low risk drilling locations can be developed using the 3-D technology, of which there can be no assurance.

Research  and  Development

     The Company currently owns licenses to 3-D seismic surveys and data over the South Sargent Field, Prado Field and a small portion of San Miguel Creek Field, which we plan to continue reprocessing and interpretation efforts on.

Disclosure of Oil and Gas Operations
------------------------------------

              Average Sales Prices of Oil and Gas Sold By the Company
                     For Each of the Last Three Fiscal Years

                                2001         2002         2003
                               ------       ------       ------
Average Sale Price of Oil
       (Per Barrel) -          $23.51       $23.30       $28.74

Average Sale Price of Gas
        (Per MCF) -            - $0-        - $0 -        $5.14


                               Gross/Net Wells
                      (Based on Working Interest Ownership)

                       OIL                          GAS
               ------------------           ------------------
 Well           Gross        Net            Gross         Net
------          -----       -----           -----        -----
Herrera           6           6               0            0
Wheeler           1           1               0            0
BCC               1           1               0            0
Hou               1           1               3          2.4
Prado             3           1.5             0            0
               ------       ------          -----        -----
       Total     12          10.5             3          2.4


                               Undeveloped Acreage

                              Gross         Net (after royalty)
                            ---------      ---------------------
Brookshire, Waller Co.        25 acres          18.75 acres
Jackson County, Texas         180 acres        135.00 acres
                             ----------        ------------
      Total                   205 acres        153.75 acres


                               Present Activities

     Hamill Lease, Matagorda County, Texas. We are currently waiting on a workover rig to commence a recompletion attempt on the Hamill #11 and Hamill #17 wells. We anticipate remedial operations on Hamill #19 well to cement the squeeze perforations in an attempt to limit water production.

COMPARISON  OF  OPERATING  RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues for the three months ended September 30, 2004 were $505,238 as compared to revenues of $349,546 for the three months ended September 30, 2003. Revenues for the three months ended September 30, 2004 consisted of oil and gas sales of $437,056 and gain on sale of oil and gas properties of $68,182.

     Expenses for the three months ended September 30, 2004 were $1,293,130 as compared to expenses of $224,328 for the three months ended September 30, 2003. Expenses for the three months ended September 30, 2004 consisted of lease operating expenses of $230,480, production taxes of $45,724, exploration costs of $1,041, general and administrative costs of $103,225, depreciation, depletion and amortization expenses of $130,001, interest expenses of $65,119 and liabilities of Vertica of $717,540. A substantial portion of the liabilities of Vertica are expected to be paid or settled during the fourth quarter of 2004.

     Because of the current quarter losses, an income tax benefit of $112,333 was recognized to affect the same amount of deferred tax expense accrued in the prior quarter, as compared to income tax expense of $0 for the three months ended September 30, 2003, because Century was a privately held subchapter S corporation.

     Net loss was $675,759 for the three months ended September 30, 2004 as compared to net income of $125,218 for the three months ended September 30, 2003. The net loss was largely attributable to the expenses of $1,293,130 which included expenses of $717,540 associated with Vertica which are expected to be paid or settled during the fourth quarter of 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues for the nine months ended September 30, 2004 were $1,640,643 as compared to revenues of $539,210 for the nine months ended September 30, 2003. Revenues for the nine months ended September 30, 2004 consisted of oil and gas sales of $1,256,159, gain on sale of oil and gas properties of $94,484, and $290,000 from the sale of an option to participate in future deals for one year.

     Expenses for the nine months ended September 30, 2004 were $1,998,075 as compared to expenses of $462,856 for the nine months ended September 30, 2003. Expenses for the nine months ended September 30, 2004 consisted of lease operating expenses of $505,476, production taxes of $83,346, exploration costs of $10,494, general and administrative costs of $139,366, depreciation, depletion and amortization expenses of $343,014, interest expenses of $198,839 and assumption of liabilities in connection with the Exchange of $717,540.

     Net loss was $357,432 for the nine months ended September 30, 2004 as compared to net income of $76,354 for the nine months ended September 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had total current assets of $574,806 as of September 30, 2004, which consisted of cash of $293,530, receivables of $210,680, inventory of $60,196 and other assets of $10,400.

     The Company had office equipment net of $403 accumulated depreciation of $3,076.

     The  Company  had  total assets of $2,227,395 as of September 30, 2004. The
Company had oil and gas properties, using the successful efforts method of accounting of $2,355,619, consisting of $2,150,093 of proven properties, $16,053 of unproven properties, and $189,473 of wells and related equipment and facilities. The Company had accumulated depreciation, depletion, amortization and impairment of negative $706,106 and net oil and gas properties of $1,649,513.

     The Company had total current liabilities of $2,215,207 as of September 30, 2004, consisting of current portion of installment notes payable of $700,000, advances from investors of $47,869, demand note payable, with interest at 7%, no collateral of $400,000, accounts payable of $1,048,671, and accrued liabilities of $18,667.

     The Company had total liabilities of $2,666,456 which consisted of $2,215,207 in current liabilities and $451,249 in long term portion of installment note payable.

     The Company had negative working capital of $1,640,401 as of September 30, 2004.

     The Company had net cash provided by operating activities of $381,258 for the nine months ended September 30, 2004, net cash used in investing activities of $912,243 and net cash provided by financing activities of $747,938.

     The  Company  has  non-recourse  financing  in place with Black Rock Energy
Capital, Ltd.("Black Rock") for $1,666,146. The loan is structured as a production payment, whereby a percentage of revenue from three of the Company's producing operated properties is allotted to Black Rock each month to pay back the loan. The loan has been funded in stages as following:

12/21/02     $485,000     Used  to  drill  #8  Well  on  Herrera  Lease
                          and  purchase  equipment
6/30/03      $36,000      Used  to  buyout  overriding  royalty  on
                          Herrera  Lease
7/31/03      $213,000     Used  to  purchase  Tenna  field  leases  from
                          JMI  Energy,  Inc.
11/30/03     $54,646      Used  Frac  Herrea  #8  well
1/31/04      $579,500     Used  to  acquire  50%  working  interest  in
                          South  Sargent  from  ABA  Energy
2/28/04      $325,000     Used  to  acquire  50%  working  interest  in
                          South  Sargent  from  Calpine  Natural  Gas

     As of September 30, 2004 the balance of the Black Rock loan was approximately $1,127,055.

     The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise such additional financing, it would have a materially adverse effect upon the Company's ability to implement its business plan and may cause the Company to curtail or scale back its current operations.

RISK FACTORS
------------

RISK FACTORS

     NEED FOR ADDITIONAL FINANCING. We may not be able to raise any additional financing pursuant to our term sheet with Atlantic International Capital, Inc. ("Atlantic"). The company signed a term sheet for $1,000,000 in financing with an option for up to $2,000,000, with Atlantic, to sell shares of Common Stock under an exemption provided by Regulation S of the Securities Act of 1933. We have received approximately $7,896 of financing from the sale of our Common Stock pursuant to the term sheet since the end of the fiscal quarter. The Company may not raise any additional money under the term sheet and the Company may not generate enough money from its producing properties to meet its overhead and operating expenses for the next 12 months. The Company does not have any additional commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is not able to raise the capital necessary to continue its business operations, it may be forced to abandon or curtail its business plan.

     RELIANCE ON KEY MANAGEMENT AND CONTRACTORS. The success of the Company depends upon the personal efforts and abilities of Edward R. DeStefano, the sole Director of the Company and the Company's President and Chief Executive Officer. The Company's ability to operate and implement its exploration activities is heavily dependent on the continued service of Mr. DeStefano and the Company's ability to attract qualified contractors on an as-needed basis. The Company faces continued competition for Mr. DeStefano and such contractors. The Company cannot be certain that it will be able to retain Mr. DeStefano or attract and retain such contractors. The loss of Mr. DeStefano the Company's inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on the Company's business and operations.

     EDWARD  R.  DESTEFANO  OWNS  APPROXIMATELY  98.7% OF OUR OUTSTANDING COMMON
STOCK, AND HAS A SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Edward R. DeStefano, the sole director of the Company and the Company's Chief Executive Officer, owns approximately 98.7% of the outstanding shares of our Common Stock, which assumes the issuance of 37,500,000 shares of common stock, upon the effectiveness of the Company's Certificate of Correction. Accordingly, Mr. DeStefano will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

     BECAUSE OF THE SPECULATIVE NATURE OF OIL AND GAS EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO ADDITIONAL COMMERCIALLY EXPLOITABLE OIL OR GAS WILL BE FOUND AND THAT THIS BUSINESS WILL FAIL. The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that our properties contain commercially exploitable quantities of oil and/or gas. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or gas. Problems such as unusual or unexpected formations and other conditions are involved in oil and gas exploration and often result in unsuccessful exploration efforts. In such a case, we may be forced to abandon or curtail our business plan.

     BECAUSE OF THE INHERENT DANGERS INVOLVED IN OIL AND GAS EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS. The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, explosions and other hazards against which we cannot insure or against which we may elect not to insure. In addition, we may be subject to certain liability with respect to certain federal and state environmental laws. The payment of such liabilities may have a material adverse effect on our financial position.

     FUTURE CAPITAL NEEDS. Our growth and continued operations could be impaired by limitations on our access to capital markets. If the market for oil and/or gas were to weaken for an extended period of time, our ability to raise capital would be substantially reduced. There can be no assurance that capital from outside sources will be available, or that if such financing is available, it may involve issuing securities senior to the Common Stock or equity financings which will be dilutive to holders of Common Stock.

     INTENSE COMPETITION. The market for oil and gas exploration services is highly competitive. The Company expects competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and are competing with the Company's services. There can be no assurance that the Company will be able to compete successfully or that competitive pressures will not adversely affect its business, results of operations and financial condition.

     MANAGEMENT OF GROWTH. The Company's growth is expected to place a significant strain on the Company's managerial, operational and financial resources. Further, as the Company enters into additional contracts, the Company will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to successfully implement its business plan. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

     IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1) actual or anticipated variations in our results of operations;
     (2)     our  ability  or  inability  to  generate  new  revenues;
     (3)     increased  competition;  and
     (4)     conditions  and  trends  in  the  oil  exploration  industry.

     Our Common Stock is traded on the over-the-counter Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.

     WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE. We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by us is subject to the discretion of our board of directors. Accordingly, there is no assurance that any dividends will ever be paid on our common stock.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Method. The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be in cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

     Fair Value of Financial Instruments. The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.


ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 5, 2004, the Company's former transfer agent filed a lawsuit for $4,535.25 against the Company in Denver, Colorado relating to the payment of fees associated with stock transactions and termination fees.

ITEM 2.  CHANGES IN SECURITIES

     In September 2004, in connection with the Exchange the Company agreed to issue 37,500,000 shares of Common Stock to Edward R. DeStefano, the Company's
Chief Executive Officer and sole Director, which have yet to be issued. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In September 2004, in connection with the Exchange the Company agreed to issue 5,000 shares of class A preferred stock to a former officer and Director of the Company. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In October 2004, 200,000 restricted shares of the Company's Common Stock were issued to Brooke Capital LLC. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In November 2004, 21,929 shares of the Company's Common Stock were sold to six European investors, for which share certificates have not yet been issued. The Company claims an exemption from registration afforded by Regulation S of the Securities Act of 1993 (the "Act").

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In September 2004, shareholders representing a majority of the outstanding shares of the Company's Common Stock voted to authorize the board of directors of the Company to change the corporate name of the Company to any name selected by the board of directors and authority to repeal, alter, amend or rescind the Articles of Incorporation and/or the bylaws of the Company by a vote of a majority of the entire board of directors or a majority of the outstanding shares of capital stock.

ITEM 5.  OTHER INFORMATION

CHANGE  IN  CONTROL

As a result of the Exchange, the following individual will exercise control over the Registrant:

           Name                   No. of shares            Percentage(1)
        ----------             -----------------           -------------
     Edward R. DeStefano            37,500,000                 98.7%

(1) Using 37,984,558 shares as of November 29, 2004, of which 37,500,000 have not been issued. The 37,500,000 shares will be issued as soon as the Company's Certificate of Correction to be filed with the Colorado Secretary of State, takes effect and the number of shares of Common Stock the Company is authorized to issue reflects 100,000,000 shares.

Edward R. DeStefano, Chief Executive Officer and Director

     Edward R. DeStefano has served as the Chief Executive Officer and Director of the Company since November 2, 2004. Mr. DeStefano has served as the Chief Executive Officer of Century Resources, Inc., the Company's wholly owned subsidiary since the Exchange discussed above, since June 1985. From June 1981 to June 1985 Mr. DeStefano served as the Director of Operations of Aracca Petroleum Corporation. From January 1976 to June 1981, Mr. DeStefano was employed as an exploration associate with Gulf Oil Corporation. Mr. DeStefano obtained a Bachelors of Science degree from Ithaca College in 1975. He completed additional course work in Energy Economics at the University of Houston in 1980. Mr. DeStefano is a member of the Houston Geological Society, North Texas Oil and Gas Association, Society of Petroleum Engineers, and the American Association of Petroleum Geologists. Mr. DeStefano currently holds the right to 15% of the issued and outstanding shares of Aquatic Cellulose International Corp., discussed above.

CHANGES IN OFFICERS AND DIRECTORS OF THE COMPANY

     On November 2, 2004, Timothy S. Novak, R. Paul Gray, and William F. Mason resigned from their positions as Directors of the Company. On that same day, pursuant to a written consent without meeting of the Board of Directors, Edward
R. DeStefano was appointed a Director to fill one of the vacancies on the Board.

     On November 2, 2004, William F. Mason resigned from his positions as Chief Executive Officer, Chief Financial Officer, and offices he held with the Company and Edward R. DeStefano was appointed as Chief Executive Officer, Treasurer, Secretary and Chief Financial Officer of the Company in his place, pursuant to a written consent without meeting of the Board of Directors.

SUBSEQUENT EVENTS

     In October 2004, the Company signed a financing term sheet with Atlantic International Capital, Inc. to sell shares under an exemption provided by Regulation S of the Securities Act of 1933. The term sheet is for $1,000,000 with an option for up to $2,000,000 in financing. The pricing of the shares will be a 60% discount off the closing price of the Company's stock, and after the Company receives $1,000,000 net proceeds, the placement agent shall receive
100,000 warrants at 110% of the closing bid price for the Company's Common Stock. If the Company receives $2,000,000 in funding the Company will issue an additional 100,000 warrants at 110% of the closing bid price for the Company's Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description

      2.1(1)          Agreement and Plan of Reorganization
                      (without exhibits)*

      3.1*            Certificate of Amendment to Articles of Incorporation

      3.2*            Certificate  of Amendment to Articles of Incorporation

      3.3* Certificate of Correction to be filed with the Colorado Secretary of State

     31.1*            Certificate of the Chief Executive
                      Officer pursuant Section 302 of the
                      Sarbanes-Oxley Act of 2002

     32.1*            Certificate of the Chief Executive
                      Officer and Chief Financial Officer
                      pursuant to Section 906 of
                      the Sarbanes-Oxley Act of 2002

(1) Filed as exhibit 99 to the Form 8-K filed October 20, 2004, and incorporated by reference herein.
*    Filed  Herein.

b)     Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fiscal quarter ended September 30, 2004.

     The Company filed a report on Form 8-K on October 20, 2004, to report that on September 30, 2004, the Company completed an agreement and plan of reorganization with Century Resources, Inc. ("Century"), a Delaware corporation, and Edward R. DeStefano, the sole security holder of Century.

     The Company filed a report on Form 8-K/A on November 19, 2004, to report the audited financial statements of Century.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           New Century Energy Corp.

DATED: November 29, 2004                  By: /s/ Edward R. DeStefano
                                             ------------------------
                                            Edward R. DeStefano
                                            Chief Executive Officer and
                                            Chief Financial Officer