Form 10KSB
period 2004-12-31
New Century Energy Corp.
filed 2005-03-31
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from             to
                                                  -----------     -------------

                        Commission file number 000-28813

                            NEW CENTURY ENERGY CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               COLORADO                                  93-1192725
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                5851 San Felipe, Suite 775, Houston Texas 77057
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 266-4344
                         -------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2004 were $2,105,581.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 22, 2005, was approximately $14,960,765.

     As of March, 22 2005, the issuer had 47,962,074 shares of common stock, $.001 par value per share outstanding ("Common Stock"), which does not include 314,415 shares of the issuer's Common Stock, which the issuer has agreed to issue, but which as of the date of this Report have not been issued (see, Item 5. Market for Common Equity and Related Stockholder Matters).

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            NEW CENTURY ENERGY CORP.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2004
                                      INDEX

                                     Part I

    Item 1.             Description of Business                         3

    Item 2.             Description of Property                         8

    Item 3.             Legal Proceedings                              19
    Item 4.             Submission of Matters to a Vote of             20
                        Security Holders


                                     Part II

    Item 5.             Market for Common Equity and Related           20
                        Stockholder Matters

    Item 6.             Management's Discussion and Analysis or        22
                        Plan of Operation

    Item 7.             Financial Statements                           31

    Item 8.             Changes in and Disagreements with              43
                        Accountants on Accounting and Financial
                        Disclosure
    Item 8A.            Controls and Procedures                        43

    Item 8B.            Other Information                              44


                                    Part III

    Item 9.             Directors, Executive Officers, Promoters       44
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act

    Item 10.            Executive Compensation                         45

    Item 11.            Security Ownership of Certain Beneficial       46
                        Owners and Management and Related Stockholder
                        Matters

    Item 12.            Certain Relationships and Related              46
                        Transactions

    Item 13.            Exhibits and Reports on Form 8-K               47

                        (a)   Exhibits                                 47

                        (b)   Reports on Form 8-K                      48

    Item 14.            Principal Accountant Fees and Services         49

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of New Century Energy Corp. ("New Century", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2004.

     Information regarding certain technical oil and gas exploration terms which are used throughout this Form 10-KSB can be found on in the "Glossary of Oil and Gas Terms," attached to this Form 10-KSB as exhibit 99.1.

     New  Century  Energy  Corp.  is  a  Colorado  corporation,  organized under
Colorado Business Corporation Law ("CBCL") engaged in the acquisition, development, operation and exploration of oil and natural gas properties in the Gulf Coast region of the United States, primarily in Texas. Our corporate headquarters are located at 5851 San Felipe Suite 775, Houston, Texas 77057, and our phone number is 713-266-4344. At December 31, 2004.

BUSINESS DEVELOPMENT

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

     On January 28, 2004, the Company filed articles of amendment to the Company's articles of incorporation to authorize 5,000 shares of Series A Convertible Preferred Stock. On June 30, 2004, the Company filed articles of amendment to the Company's articles of incorporation to amend the Series A
Convertible Preferred Stock ("Series A") designation and to authorize 2,000,000 shares of Series B Convertible Preferred Stock ("Series B"). Each share of Series A Preferred Stock is able to vote an amount equal to 300 shares of Common Stock. All shares of preferred stock rank prior to all other stock of the Company, as to payments of dividends and to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary. Each share of Series B Preferred Stock is able to vote an amount equal to 2,958 shares of Common Stock. Each share of Series A Preferred Stock can be converted into 300 shares of the Company's Common Stock at the option of the holder, provided that there are a sufficient number of shares authorized but unissued and unreserved. Each share of Series B Preferred Stock can be converted into 98.6 shares of the Company's Common Stock at the option of the holder, provided that there are a sufficient number of shares authorized but unissued and unreserved. As of the date of the filing of this report there are 5,000 shares of Series A Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

     On September 30, 2004, the Company acquired 100% of the issued and outstanding common stock of Century Resources, Inc., a Delaware Corporation ("Century"), which was originally established for the acquisition, development, production, exploration for, and the sale of oil and natural gas in Texas, in exchange for 37,500,000 newly issued post 100:1 reverse split (described below) shares of the Company's Common Stock, pursuant to an Agreement and Plan of Reorganization whereby Century became a wholly-owned subsidiary of the Company (the "Exchange"). Also on September 30, 2004, the Company affected a 100:1 reverse stock split. Unless otherwise stated, all share amounts in this annual report on Form 10-KSB are provided in post-split shares.

     In connection with the Exchange the Company agreed to transfer all rights to the existing installation of hardware and software used to develop intellectual property, all trademarks, copyrights and marketing materials developed for sales and distribution of such products relating to Internet/Intranet software products and services and an Internet web site for the hazardous material to the Company's wholly owned subsidiary, ERC Solutions, Inc., a Delaware corporation ("ERC"), and changed its business focus to oil and gas exploration and production. On October 26, 2004, in connection with its new business focus, the Company filed Articles of Amendment with the Colorado Secretary of State, to change its name to "New Century Energy Corp." which became effective on November 1, 2004.

     In November 2004, the Company filed a Certificate of Correction to the Company's previously filed Articles of Amendment, to correct the number of shares the Company is authorized to issue. As a result of this correction, the total number of authorized shares of the Company are 120,000,000, of which 100,000,000 are Common Stock, par value $0.001 per share, and 20,000,000 are Preferred Stock, $0.001 per share ("Preferred Stock").

DESCRIPTION  OF  THE  COMPANY'S  FORMER  BUSINESS  FOCUS

     Prior to the Exchange, discussed above, the Company's main focus was the development of Internet/Intranet software products and services and an Internet web site for the hazardous material and environmental industries.

     The Company's website ErcSolutions.net (formerly hazweb.com) provides regulatory compliance solutions and Web enabling technologies for the hazardous materials and hazardous waste industries. The Company targets a wide variety of companies and organizations with its products, including oil & gas, chemical, petrochemical, hazardous waste, transportation and governmental agencies and municipal bodies. ErcSolutions.net was designed to serve needs of companies and individuals that produce, use process, transport or dispose of all types of hazardous materials. The site provides news, information and application services that help address the environmental concerns of hazardous material professionals.

     While the Company currently still operates the hazardous material internet site described above through its wholly owned subsidiary ERC Solutions, Inc., a Delaware corporation, the Company's main business focus is oil and gas exploration and production, which is discussed below. The Company currently has plans to spin-off all the shares of ERC Solutions, Inc. ("ERC"), which the Company currently holds, to shareholders of the Company. The result of this spin-off will be that ERC will become a distinct stand alone company.

DESCRIPTION  OF THE  COMPANY'S  CURRENT  BUSINESS  FOCUS

     Since the date of the Exchange (defined above), the Company has focused on oil and gas exploration and production, and the discussion found below describes those activities.

BUSINESS  STRATEGY

     As part of our corporate strategy, we believe in the following fundamental principles:

     1.   remain  focused  in  the  Texas  Gulf  Coast  region;
     2. acquire properties where we believe additional value can be created through a combination of exploitation, development, exploration and marketing;
     3. acquire properties that give us a majority working interest and operational control or where we believe we can ultimately obtain it;
     4. maximize the value of our properties by increasing production and reserves while reducing cost; and
     5. maintain a highly experienced team of operations and exploration consultants using state of the art technology.

                    JOINT VENTURES, AGREEMENTS AND RECENT EVENTS
                   ----------------------------------------------

     To conserve the Company's capital requirements, the Company has made deals with other oil and gas companies and other industry investors who are willing to participate in the Company's exploration and production activities.

VIKING AGREEMENT:

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

     The Company has acquired its first two oil and gas leases relating to the Exploration Agreement. Both leases are paid up leases. The first prospect is identified as Prospect P-105 and the lease dated October 29, 2004, covers 90 acres in the I&G.N.R.R. Co. Survey No.2, Block No.2 Abstract 188 , in Jackson County, Texas. The lease term is two years and expires on October 29, 2006. The second prospect is identified as Prospect P-7 and the lease dated December 10, 2004, covers 174.66 acres in the I&G.N.R.R. Co. Survey, Section 9 Abstract No. 178 in Jackson County, Texas. The lease term is two years and expires on December 10, 2006.

     The Company expects to acquire additional acreage in 2005 relating to the Exploration Agreement and expects to commence drilling operations on certain of the leases and prospects in 2005, of which there can be no assurance.

     To minimize leasing costs relating to the ongoing oil and gas leasing program in Wharton and Jackson County, Texas, relating to the Exploration Agreement, on October 27, 2004, an agreement was signed with Lone Star Natural Resources, LLC. ("Lone Star"). Under the Loan Star agreement, Lone Star committed to provide all land, leasing and title services to put together the necessary acreage for certain undrilled 3D prospects in Wharton and Jackson County, Texas. Lone Star will be compensated for services in the form of an overriding royalty on each oil and gas lease acquired. The Company is responsible for funding any lease bonus to be paid for each lease. The Company believes that this arrangement will help the Company limit landsman and title expenses relating to acquiring leases on the various tracts. Offers have already been made to mineral owners on various tracts, and the first leases have been acquired in Jackson County on two separate prospects. The Company expects to lease up to 10 separate prospects for drilling throughout 2005 and 2006.

BROOKSHIRE DOME FIELD AREA:

     The Company has an ongoing oil and gas leasing program in Waller County, Texas in the area of the Brookshire Dome Field. The Company has acquired 26 new leases in Waller County where exploration and development drilling is planned. The Company expects the first well to be drilled in the second quarter of 2005, prior to the expiration date of three leases on July 1, 2005, of which there can be no assurance. The earliest lease expiration date is July 1, 2005 with most of the remaining leases expiring on September 5, 2005. These leases are subject to the provisions of an agreement with Aquatic Cellulose International Corp., as described below.

JOINT  VENTURE  WITH  AQUATIC  CELLULOSE  INTERNATIONAL  CORPORATION:

     To conserve the Company's capital requirements, the Company has made deals with other oil and gas companies and other industry investors who are willing to participate in the Company's exploration and production activities. In March 2004, the Company entered into an Exploration Agreement with Aquatic Cellulose International Corporation, a Nevada corporation ("Aquatic" and the "Aquatic Agreement") which is publicly traded. Under Section II of the Aquatic Agreement, Aquatic had an exclusive, non-transferable right, but not the obligation to participate with the Company in various drilling and property acquisition projects without limitation. The Aquatic Agreement was subsequently amended by the First Amendment of Purchase and Sale & Exploration Agreement on March 7, 2005, which had an effective date of January 1, 2005 (the "Amendment"). The Amendment gives Aquatic an exclusive, non-transferable right, but not the obligation to participate with the Company in the first two drilling prospects developed under the Exploration Agreement with Viking in Wharton and Jackson County, Texas, by acquiring up to a 75% interest in these two prospects. Additionally, pursuant to the Amendment, Aquatic, at its option may participate up to a 50% working interest in drilling of the initial test well proposed by the Company on the 25 acre Isaac Holiday tract in the William Cooper Survey in the Brookshire Dome field area, described in more detail below. If Aquatic does not elect to participate in the initial test well on this tract, it will forfeit the right to participate in any subsequent wells on this tract. Additionally, under the original Aquatic Agreement, Aquatic was grated the option to extend its participation for successive one year periods. The Amendment removed this provision and the Aquatic Agreement will now expire on December 31, 2005, without further obligation on the part of the Company or Aquatic, except for those obligations arising from any work in progress. Additionally, the Amendment changed the original Aquatic Agreement to allow the Company to receive shares in Aquatic, instead of the Company's Chief Executive Officer, as was provided under the original Aquatic Agreement, and to reduce the Company's shares in Aquatic from 15% under the original Aquatic Agreement to 7.5% under the Amendment, upon its reorganization and re-capitalization.

     Additionally, under the Aquatic Agreement, Aquatic purchased a 20% working interest and 16% net revenue interest in the Hamill Lease in the South Sargent Field, described below, effective March 1, 2004.

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

     On March 10, 2005, the Company entered into an agreement with its wholly owned subsidiary, ERC Solutions, Inc. ("ERC"), pursuant to which ERC agreed to assume all liabilities of the Company which the Company had at the time of the closing of the Exchange, and any other liabilities which are incurred by the Company in connection with the business of ERC.

RESEARCH  AND  DEVELOPMENT

     The Company currently owns licenses to 3-D seismic surveys and data over the South Sargent Field, Prado Field and a small portion of San Miguel Creek Field, which it plans to continue reprocessing and interpretation efforts on.

EMPLOYEES

     We have Five (5) contract employees, all of whom are employed in field operations. We also have two (2) full time employees who work for the Company.

ITEM  2.  DESCRIPTION  OF  PROPERTY

OFFICE  SPACE

     The Company entered into an amended lease with Essex Tanglewood Investors, L.P., a Texas limited partnership, in connection with its office space lease at 5851 San Felipe, Houston, Texas, on February 14, 2004 (the "Lease"). The Lease term was for a period of Thirty-Nine (39) months from March 1, 2004 to May 31, 2007. The Company rents 1,032 square feet pursuant to the lease for the rental cost of $1,505.00 per month.

OIL  AND  GAS  PROPERTIES

     The Company operates primarily in Texas and operates under the name of Century Resources, Inc., a wholly owned subsidiary of the Company. Our Railroad Commission of Texas Operator number is 141835. Of the properties we operate, our working interest ranges from 50% to 100%. We believe that the concentration of value in a relatively small number of fields allows us to benefit from any operating cost reductions or production enhancements we achieve and allows us to effectively manage the properties from our headquarters in Houston.

PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS.

     In June 2004, the Company acquired leases in the Prado Field comprising 1280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston Texas ("JMI"). There are currently 4 active wells on this lease and 20 inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from New Century. We are currently negotiating with the agents for the mineral owners, the Kenedy Memorial Foundation of Corpus Christi Texas, to lease certain additional mineral acres in the area of the Prado Field. Discussions are in progress; however, we can make no assurances that a deal will be reached on favorable terms if at all.

     The field was originally discovered in 1956 by Gorman-Gierhart-Howe ("GGH") with the S.K. East Well No. 1, which produced from the Jackson Age Prado Loma Novia ("PLN") reservoir at a depth of 3,700 feet. Railroad Commission of Texas production records indicate that the PLN reservoir produced in excess of 1.5 million barrels of oil from approximately 25 wells.

     In 1960 GGH sold the field to Prado Oil and Gas ("POG") and POG developed the next shallower Jackson sand the Middle Loma Novia ("MLN") at 3,600 feet. POG drilled over 100 wells in this MLN reservoir and made application for a pressure maintenance program.

     In 1965 POG sold the field to Sohio Petroleum ("Sohio"), which aggressively produced the field, expanded the water flooding operations and drilled over 250 wells. In 1975, Sohio prematurely plugged over 1/3 of the producing wells in the field primarily located in the southern down dip portion. Railroad Commission of Texas production records indicate that the MLN reservoirs have produced in excess of 21 million barrels of oil and 33 BCF of gas. Other shallow reservoirs (3000 feet to 3700 feet) were produced by Sohio and made an additional 25 BCF of gas and oil. The field was never fully developed by Sohio.

     Public production records show that nine oil reservoirs and seven gas reservoirs have produced in the Prado Field, all above 3,800 feet. Gas production peaked in 1962 at 7 BCF per year. Oil production peaked in 1967 at the amount of 2.66 million barrels per year.

     In 1992 a new 10 square mile 3-D seismic survey was shot by JMI Energy and its partners. JMI energy drilled 5 new wells and performed approximately 11 re-entries with the last drilling and recompletions performed by JMI in 1998. JMI installed a new central facility, made two new salt water disposal wells capable of handling 6,000 barrels of water per day ("BWPD") and installed a gas compression station, new flow lines and upgraded the electric grid in the field. JMI also expended considerable resources in putting together complete well files, production histories and completed an extensive geological mapping and interpretation project over the entire field. JMI abandoned further development in the Prado Field after its board of directors decided to sell all of JMI's extensive domestic oil and gas property holdings. JMI was directed to sell off all of its properties and commenced its divestment program in 2001.

     In July of 2004, the Company purchased the remaining Prado Field interests from JMI. Currently the Company produces only two wells #20 and #701 with average daily production of approximately 16 barrels of oil per day ("BOPD").

LAND  SUMMARY:

     The Company has 1280 acres under lease, all held by production ("HBP"). Including, all of Section 87 in the Hooper & Wade Survey and all of Section 88 in the Emilio Vizcaya Survey from the surface to the base of the Yegua or 5500 feet whichever is less. These leases have a royalty burden of 20%.

DEVELOPMENT  POTENTIAL:

     The Prado prospect can be characterized as an infill drilling and field extension program. The main field pays are barrier bar/ strand plain combination stratigraphic and structural traps. There are five main initiatives under consideration: the "By-passed Oil play; the "Wedge" up-dip field extension play; the "Stringer Sand " play; and the "Yegua Play" between 4000 feet and 5000 feet. Only 14 wells have penetrated these Yegua objectives within the Prado Field area (nearly 10,000 acres). The Company plans reprocessing of the 10 square mile 3-D seismic data base acquired from JMI Energy. The Company can give no assurances that any oil or gas will be found in these locations, that if oil is found it will be in commercial quantities or that the Company will be able to successfully extract any oil if found.

NEW DEVELOPMENTS IN THE PRADO FIELD:

     On February 3, 2005, the Company entered into a Memorandum of Understanding ("MOU") with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's Prado field interests. The MOU calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Aquatic Cellulose International. Strong will pay One Hundred percent (100%) of the initial work program expenditures while providing the Company and Aquatic a 12.5% carried working interest. The initial work program to be funded by Strong will include recompleting and equipping existing inactive wells on the 1280 acre lease; as well as drilling a minimum of two new wells to 5,500 feet. After Strong completes the initial work program in accordance with the terms, provisions and conditions of a definitive agreement; on a pro-rata basis the Company and Aquatic will have a one time option to elect to covert the 12.5% carried working interest to a 33 1/3% cost bearing working interest. The Company and Aquatic will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the 12.5% up to the 33.333% of the initial $2.0 million expenditures. For example, if the Company elects to increase its working interest share by 10%, it will be required to reimburse Strong $200,000, after which the Company's working interest will increase from 6.25% to 16.25%.

     The MOU required that a definitive agreement be executed by the parties on or before March 15, 2005. On March 15, 2005 the parties extended the termination date in writing to March 31, 2005, to allow additional time for completion of the final definitive agreement, however, the Company can give no assurance that the Company will reach a definitive agreement in connection with the MOU.

SOUTH  SARGENT  FIELD-  MATAGORDA  COUNTY.  TEXAS

     The Company acquired 100% of the working interest in the South Sargent Field from Calpine Natural Gas (NYSE) and its partner ("Calpine") in January 2004. The South Sargent Field is located in Matagorda County, Texas, east of Matagorda Bay and is bisected by the Intercoastal Canal. The leasehold is approximately 3,545 acres.

     At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345' sand. One of the original producing wells acquired from Calpine, the Hamill #19 ceased flowing gas after producing 615 MMCF of gas from the original completion at 3,917', in May 2004. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. The Hamill #19 is currently shut-in, while the well and seismic data are being further evaluated for possible recompletion . At present, there are two (2) producing wells on the Hamill Lease Hamill #17 and Hamill #2, with daily production in excess of approximately 350 mcfg per day, (MCFGPD) however, the Company can give no assurances that the wells will continue to produce at this rate, if at all.

     Twenty eight (28) Miocene dry gas sands have been penetrated in this field at depths ranging from 2,200 feet to 6,400 feet. The discovery well was the J.S. Michael Hamill and Hamill #1, completed in November of 1952. Prior to discovery, Texaco drilled a dry hole in 1942, with various gas shows on well logs. Railroad Commission of Texas production records indicate that to date, the South Sargent Field has produced in excess of 39 billion cubic feet (BCF) of gas from thirteen
(13) wells with completions in 25 different sands above 6,300 feet. On a per well basis, these 13 producing wells have an average 3 BCF per well, however the Company can give no assurances that any new wells, which the Company may choose to drill, will recover any reserves at all.

     A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, and is currently being interpreted, with an expected completion date of May 1, 2005. The Company believes that the initial review of the reprocessed data is encouraging and it believes that there are gas reserves remaining on the acreage which are classified as proven undeveloped reserves and possible undeveloped reserves in the un-drained areas of this field above 6,500 feet, however the Company can make no assurances that any gas reserves exist. A new seismic technology called Wavelet Energy Absorption, is being used in the reprocessing and interpretation of this South Sargent 3-D data set along with other traditional direct Hydrocarbon indicators ("DHI") processing. As the re-processing continues, we anticipate the development of numerous shallow new drilling locations, as well as deeper drilling prospects. While all of the production to date has been above 6,400 feet in this field, we also anticipate new drilling locations to penetrate untested Oligocene fault blocks to the top of the Frio section at 11,000 feet. No proven reserves have been assigned to these deeper targets.

     The shallow Miocene sand wells can carry reserves of 3 BCF each and the deeper Frio prospects may carry 20 BCF of reserves each based on volumetric calculations, however these are just estimates and the Company can make no assurances that any gas reserves are present or that the Company will be successful in its exploration activities.

     During January 2005, work over operations were commenced on the Hamill #17 well which had been shut-in since 2001, by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4, 33 feet, and down hole gamma ray density neutron cased hole logs were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4230 feet; and is currently producing gas at the rate of 260 MCF per day on a 7/64" choke with a flowing tubing pressure of 980 pounds per square inch ("psi"). Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, after the current completion at 4,230 feet depletes.

     During January 2005, a work over was initiated on the Hamill #11 well. The well has produced intermittently in past years, but produced excessive quantities of sand with gas. In January 2005, the well was gravel packed with a production screen set across the 2,200 foot sand. The well produced a small volume of gas in February 2005, and is currently shut-in while data on the well and field are being further evaluated.

     The Company has identified potential work over operations for existing shut-in well bores in this field and the Company expects to commence work over operations on the Hamill #2 and #14 well bores in the second quarter of 2005, of which there can be no assurance.

     The reprocessing of the 3-D seismic survey over the Hamill leasehold has been completed. The 3-D seismic data is currently being evaluated and reinterpreted by consulting explorationists. Completion of the interpretation project is expected by May 1, 2005, however the Company can give no assurances that the project will be completed in this time frame.

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

     Railroad Commission of Texas historical production records report that since 1948, the Herrera lease has produced in excess of 900,000 barrels of oil and that since 1995, the Wheeler #2 lease has produced in excess of 95,000 barrels of oil. The Herrera lease acreage contains the highest structural elevations in the San Miguel Creek field complex in the Wilcox formation, and this has contributed to the high recovery rates from the wells on our acreage. The Herrera #l well, since it was drilled in 1948, has produced in excess of 280,000 barrels of oil from its original completion in the C-5A (Gubbels Sand), and continues to produce at a current rate of 8 BOPD, although the Company can give no assurances that it will continue to produce at this rate. The Company has successfully bought out all working interest partners and now controls 100% of the working interest in the wells it owns and operates. EXXON/MOBIL currently owns and operates the majority of the offsetting wells and acreage, with Lakewood Exploration of Midland, Texas producing the remaining wells on the Lewis and Gubbels leases. This field complex has produced in excess of 130 billion cubic feet of gas (BCF) and over 3 million barrels of oil from approximately 70 wells. The gas has been produced primarily from the Edwards Limestone Formation at 9,800 feet and the oil almost entirely from the Wilcox formation.

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

     A new 3D seismic survey was recently completed in this field, to help identify further drilling locations in the Wilcox formation at 6,000 feet and possibly deep seated targets down to 14,000 feet on our acreage. During 2005, the Company plans to acquire a portion of this new 3-D seismic survey to help delineate additional drilling prospects on our acreage.

TENNA  (HILLJE  SAND)  FIELD-  WHARTON  COUNTY,  TEXAS

Brothers  Cattle  Company  Lease  60  ACRES
Hillje  Estate  Lease  40  ACRES

     We acquired 100% of the working interest in three (3) wells in the Tenna field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet.

     The Company currently operates the Brothers Cattle Company #3 well and the Hillje Oil Unit #1 well and one salt-water disposal well, the Hillje #1-A SWD. The producing wells are produced using electric submersible pumps ("ESP") and have been produced using this method since 1993. Current daily production from the two producers is approximately 55 BOPD.

     The Frio sands in this area and producing trend have a history of production. The field was discovered and drilled using conventional sub-surface geology and one 2-D seismic line. Since the field was initially drilled and developed, newer 3-D seismic surveys have been shot over the field and surrounding area, and this new data is now available on the open market. The Company hopes to acquire approximately 5 square miles of 3-D seismic data over our leases, and reprocess it using advanced seismic attribute analysis. From that, we hope to develop new drill sites and attic oil locations on our acreage and adjoining acreage open acreage, of which there can be no assurance. The Tenna field area is within 2 miles of a number of new 3-D defined drilling prospects that the Company acquired development rights to in 2004. The Tenna field redevelopment project will dovetail directly into our ongoing leasing and development program in Wharton County.

     The Railroad Commission of Texas, production records indicate that the Tenna field wells, including those currently owned by the Company, have produced in excess of 450,000 Barrels of oil and 142,918 thousand cubic feet ("MCF") of gas. Current daily production from the two producing wells is approximately 42 bbl/d, with additional upside potential. A newer 3-D seismic survey has been shot over the field and the surrounding area and we are in discussions to acquire a portion of the survey to reprocess and interpret, of which there can be no assurance. There are mapped attic oil locations on our leases and we anticipate drilling new well locations in 2005, of which there can be no assurance.

OIL  AND  GAS  ACREAGE,  PRODUCTIVE  WELLS,  AND  DRILLING  ACTIVITY

DISCLOSURE  OF  OIL  AND  GAS  OPERATIONS:
------------------------------------------

AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR EACH OF THE LAST THREE FISCAL YEARS.

                                        2002       2003        2004
                                        ---------------------------

AVERAGE SALE PRICE OF OIL               $23.30    $28.74     $39.78
  (PER BBL.)
AVERAGE SALE PRICE OF GAS              -------    $4.041     $ 5.08

ANNUAL 8/8THS GROSS OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES
-------------------------------------------------------------------

                                        2002       2003        2004
                                 ----------------------------------
                                     Barrels.    Barrels.    Barrels.

SAN MIGUEL CREEK FIELD                13,074      15,589     14,756

TENNA FIELD                           ------      13,362      9,066

PRADO FIELD                           ------      -------     2,299

            ANNUAL TOTALS=         13,074          28,951    26,121

ANNUAL 8/8ths Gross GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES
-------------------------------------------------------------------

                                       2002        2003        2004
                                    -------------------------------
                                        MCF        MCF          MCF

SOUTH SARGENT FIELD                 -------     41,389      236,671

OIL AND GAS ACREAGE

     In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's acreage position at December 31, 2004:


                               Developed                Undeveloped
                      -------------------------- ------------------------
                            GROSS          NET           GROSS       NET

Jackson County, Tx                0            0       264.66      264.66

Jim Hogg County, Tx            1280          640            0           0

Matagorda County, Tx           3645         2916            0           0

McMullen County, Tx             240          240            0           0

Waller County, Tx                20          2.5           25          25

Wharton County, Tx              100          100            0           0
                      ------------- ------------ ------------ -----------
Total                          5285       3898.5       289.66      289.65
                      ============= ============ ============ ===========

     The Company's net undeveloped acreage which is subject to expiration over the next three years is approximately 0 % in 2005, 100 % in 2006 and 0 % in 2007.

PRODUCTIVE WELLS

     The following table sets forth our gross and net productive oil and natural gas wells at December 31, 2004:

                          Producing Oil Wells      Producing Gas Wells
                          Gross         Net          Gross       Net
                      ------------- ------------ ----------- -----------
Jim Hogg County, Tx              2             1           0           0

Matagorda County, Tx             0             0           2         1.6

McMullen County, Tx              7             7           0           0

Waller County, Tx                1          .125           0           0

Wharton County, Tx               2             2           0           0

    TOTAL                       12        10.125           2         1.6
                      ============= ============ =========== ===========

  DRILLING ACTIVITY:

     The following table sets forth the results of our drilling activities over the last year:
                          Gross          Net         Gross         Net
                      ------------ ------------- ----------- -----------
Exploratory Wells:              0              0           0           0

Development Wells:              0              0           0           0
                      ------------ ------------- ----------- -----------

(1) An exploratory well is a well drilled either in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A developmental well is a well drilled within the presently proved productive area of an oil or natural gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.

(2) A productive well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

(3) A nonproductive well is an exploratory or development well that is not a producing well.

TITLE  TO  PROPERTIES

     Customarily  in  the  oil  and  gas  industry,  only  a  perfunctory  title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to commencement of drilling operations, a thorough drill site title examination is normally conducted, and curative work is performed with respect to significant defects. During acquisitions, title reviews are performed on all properties; however, formal title opinions are obtained on only the higher value properties. We believe that we have good title and marketable title to our oil and natural gas properties, some of which are subject to minor encumbrances, easements and restrictions.

SIGNIFICANT  OIL  AND  GAS  PURCHASERS  AND  PRODUCT  MARKETING

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the year ended December 31, 2004, we had two purchasers that each accounted for 10% or more of our oil and natural gas revenues: Flint Hills Resources purchased 100% of our crude oil production and Harvest Pipeline Company purchased 100% of our natural gas production.

     Our ability to market oil and natural gas depends on many factors beyond our control, including the extent of domestic production and imports of oil and gas, the proximity of our gas production to pipelines, the available capacity in such pipelines, the demand for oil and natural gas, the effects of weather, and the effects of state and federal regulation. Our production is primarily from developed fields close to major pipelines or refineries and established infrastructure. As a result, we have not experienced any difficulty to date in finding a market for all of our production as it becomes available or in transporting our production to those markets; however, there is no assurance that we will always be able to market all of our production or obtain favorable prices.

OIL  MARKETING.

     The quality of our crude oil varies by area as well as the corresponding price received. In the San Miguel Creek Field in McMullen County, Texas, the Tenna Field, Wharton County, Texas; and Prado Field, Jim Hogg County, Texas, our oil production is primarily light sweet crude, which typically sells at or near NYMEX West Texas Intermediate (WTI) prices, or often at a premium.

NATURAL  GAS  MARKETING

     Virtually all of our natural gas production is close to existing pipelines. We sell all of our natural gas to Harvest Pipeline on a month to month contract with prices fluctuating month-to-month based on a discount to the published Houston Ship Channel Inside FERC, first of month index price.

ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

     R. A. Lenser & Associates, independent petroleum engineers located in Houston, Texas, prepared estimates of our net proved oil and natural gas reserves as of January 1, 2005 and January 1, 2004. The reserve estimates were prepared using constant prices and costs in accordance with the guidelines of the Securities and Exchange Commission ("SEC"). The prices used in preparation of the reserve estimates were based on the market prices in effect as of December 31 of 2004, with the appropriate adjustments (transportation, gravity, basic sediment and water ("BS&W,") purchasers' bonuses, Btu, etc.) applied to each field. The reserve estimates represent our net revenue interests in our properties.

     Our proved undeveloped (PUD) reserves primarily relate to reserves that are to be recovered from two new proved drilling locations. Since our South Sargent field leasehold in Matagorda County, Texas is in an area with multiple pay zones, this property has proved producing, proved non-producing and proved undeveloped reserves. Our current plans for 2005 include drilling of two (2) proven undeveloped locations in this field.

     Proved undeveloped reserves associated with the South Sargent field in Matagorda County, Texas accounts for approximately 100% of our proved undeveloped gas reserves. We consider these reserves to be lower risk than other proved undeveloped reserves that require drilling at locations offsetting existing production. All of these proved undeveloped reserves are located in favorable structural locations within known producing fault blocks, with multiple pay zones, in a field with reservoirs that historically produced substantial volumes of gas under primary production. The main reason these reserves are classified as undeveloped is because they require significant additional capital investment associated with drilling new wells and building additional sales facilities in order to produce the reserves.

ESTIMATED  PROVED  RESERVES

                                 January 1, 2004     January 1, 2003
TOTAL:
  Oil (MBbls)                                 99                 118
  Natural gas (MMcf)                       1,030                1579

Proved producing OIL MBls                     99                 118
Proved undeveloped Oil MBls                    0                   0

Proved producing Gas MMcf                    151                 495
Proved undeveloped Gas MMcf                  879                1084

INCOME DATA: (1)
FUTURE NET INCOME                     $5,300,814          $7,078,898
DISCOUNTED FNI @ 10%                  $3,756,930          $5,155,327

REPRESENTATIVE OIL AND GAS PRICES: Oil -$41 43   Natural gas- $5 22
(1) Determined based on year-end unescalated prices and costs in accordance with the guidelines of the SEC, discounted at 10% per annum.

     There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. The reserve data included herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from our estimates. Such variations may be significant and could materially affect estimated quantities and the present value of our proved reserves. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company or the oil and natural gas industry in general are subject

     You should not assume that the present values referred to herein represent the current market value of our estimated oil and natural gas reserves. In accordance with requirements of the SEC, the estimates of present values are based on prices and costs as of the date of the estimates, which was January 1, 2005. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

     Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment. Our reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs and other factors. Downward revisions of our reserves could have an adverse affect on our financial condition, operating results and cash flows.

ITEM 3.  LEGAL PROCEEDINGS

     On November 5, 2004, the Company's former transfer agent, Corporate Stock Transfer, Inc. ("Corporate"), filed a lawsuit for $4,535.25 against the Company in Denver, Colorado relating to the payment of fees associated with stock transactions and termination fees. On December 13, 2004, the Company filed a counterclaim against Corporate in the 11th District Court of Texas, alleging breach of contract and breach of fiduciary duty.

     In February 2005, the Company received correspondence from former directors and employees of the Company, which alleged that the Company owed those former directors approximately $297,985.46 in accrued and unpaid wages, payroll taxes and unpaid loans. This correspondence threatened litigation against Company, and the Company is currently reviewing its options.

     The Company has also received correspondence from individuals formerly associated with the Company, alleging that they are owed 500,000 shares of the Company's Common Stock in connection with the extinguishment of debt. The Company is currently analyzing its obligations in connection with this correspondence.

     Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. Below are the high and low bid prices for the Company's Common Stock for the past two (2) fiscal years. On November 2, 2004 in connection with the Exchange and the Company's change in business focus, the Company changed its name to "New Century Energy Corp." and the Company's securities began trading under the symbol "NCEY." Previous to the Company's name change and the Exchange, described above, the Company's securities traded under the symbol "VERI."

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                         BID PRICES(1)
             QUARTER ENDED          HIGH             LOW
             -------------          ----             ---
             December 31, 2004      1.25            $0.55
             September 30, 2004(1)  1.30            $0.06
             June 30, 2004          1.90            $0.70
             March 31, 2004         3.40            $1.10

             December 31, 2003      4.00            $1.00
             September 30, 2003     2.50            $1.20
             June 30, 2004          3.70            $1.10
             March 31, 2003         8.50            $2.00

(1) The Company affected a 1 for 100 reverse stock split effective September 30, 2004, and the bid prices for the quarters ended March 31, 2003 to September 30, 2004 retroactively reflect this split.

     There were 256 holders of record of the common stock as of March 22, 2005. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 2004, 200,000 restricted shares of the Company's Common Stock were issued to Brooke Capital LLC in consideration for investor relations services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In December 2004, the Company issued 37,500,000 shares of restricted Common Stock to its Chief Executive Officer, Edward R. DeStefano, pursuant to the Exchange. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In December 2004, the Company issued 1,099,107 shares of the Company's restricted common stock to 148 investors, in connection with Offshore
Subscription Agreements, in a transaction not registered under the Securities Act of 1933 (the "Act"). This issuance included 21,929 shares of the Company's restricted common stock which the Company had previously agreed to issue to six investors in connection with Offshore Subscription Agreements which were entered into in November 2004. The Company claims an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

     The Company claims an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

     On December 30, 2004, the Company entered into a Securities Purchase Agreement ("Agreement") with Blackcap Diamond Fidelity LP LLLP, a Delaware limited partnership ("Blackcap"), and Omega Capital Opportunities LP LLLP, a Delaware limited liability partnership ("Omega"), (collectively the "Parties"). Under the Agreement, in consideration for the Company issuing 214,000 restricted shares of the Company's common stock to Blackcap and 642,000 restricted shares of the Company's common stock to Omega (collectively the "Shares"), Blackcap forgave a promissory note for $400,000 entered into between Blackcap and the Company's subsidiary Century Resources, Inc., on January 30, 2004. The Parties also entered into a Registration Rights Agreement which gives Omega and Blackcap piggyback registration rights, allowing them, by giving proper notice under the Registration Rights Agreement, to have their Shares included in any registration statement the Company may file in the future.

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

        ISSUANCES SUBSEQUENT TO THE THREE MONTHS ENDED DECEMBER 31, 2004

     In January 2005, the Company issued 422,408 shares of the Company's restricted Common Stock to 45 investors, in connection with Offshore
Subscription Agreements, in a transaction not registered under the Act. The Company claims an exemption from registration afforded by Regulation S for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

     In February and March 2005, the Company sold 314,415 shares of the Company's restricted Common Stock to non-U.S. investors, in connection with Offshore Subscription Agreements, in a transaction not registered under the Act. The Company has agreed to issue these shares to the non-U.S. investors, however as of the date of the filings of this report, no shares have been issued, and as a result these shares have not been included in the outstanding share amounts listed throughout this Form 10-KSB. The Company will claim an exemption from registration afforded by Regulation S for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section
(k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This  report  contains  forward  looking  statements  within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected
Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     We estimate that our current daily deliverability is approximately 350 Mcf per day, and 80 Bpd. By the end of 2005, we hope to further increase our natural gas deliverability to between 1,000 and 5,000 Mcf per day and our oil production to 160 Bpd. We plan to continue our recompletion and drilling program on Company owned properties and undeveloped acreage throughout 2005 and beyond.

     During the fourth quarter of 2004, we commenced reprocessing of our 3-D seismic data base in Matagorda County, Texas. We received results of our first reprocessed seismic data in January 2005, and expect to have a new structural and stratigraphic interpretation completed by May 2005. The reprocessed 3-D seismic data should allow us to better locate and optimize the structural placement of our new drilling locations.

     While it is extremely difficult to accurately forecast future production, we do believe that our drilling program in Matagorda County will provide long-term production growth potential and will be the backbone of our Company's growth for the foreseeable future.

     We will require approximately $5 million in 2005 to execute our drilling program for targeted natural gas reserves. We plan to raise this development capital from a number of various sources including but not limited to the sale of equity in the Company in the form of restricted or unrestricted stock, conventional bank financing, production payment financing or a combination thereof, however the Company can give no assurance that this financing will be available at favorable terms, if at all.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

     The Company's total revenues increased $1,400,367 or 199%, to $2,105,581 for the year ended December 31, 2004 from $705,214 for the year ended December 31, 2003. This increase was attributable to an increase of $1,026,229 or 149%, in oil and gas sales, to $1,714,443 for the year ended December 31, 2004, compared to $688,214 for the year ended December 31, 2003, increases on the gain on sale of oil and gas properties of $89,138 or 743%, to $101,138 for the year ended December 31, 2004, compared to $12,000 for the year ended December 31, 2003, and increases in sale of option to participate in future property acquisitions of $290,000, to $290,000 for the year ended December 31, 2004, compared to -$0- for the previous year, which was offset by a $5,000 decrease in consulting revenue, to -$0- for the year ended December 31, 2004, compared to $5,000 for the year ended December 31, 2003.

     Total expenses for the year ended December 31, 2004 increased $5,466,107 or 813%, to $6,138,136, compared to $672,029 for the year ended December 31, 2003. This increase was attributable to an increase of $295,353 or 140%, in lease operating expenses, to $506,206, compared to $210,853 for the year ended
December 31, 2003, an increase in production taxes of $75,858 or 238%, to $107,698 from $31,840 for the prior period, an increase in general and administrative expenses of $4,077,657, or 5,074%, to $4,158,022 for the year ended December 31, 2004, which included stock issued to consultants for services rendered to the Company valued at $3,885,000, compared to $80,365 for the year ended December 31, 2003, a one time expense during the year ended December 31, 2004 consisting of the assumption of liabilities of $718,488 in connection with the purchase of the Vertica shell, an increase in depreciation, depletion and amortization of $145,393 or 58%, to $397,132 for the year ended December 31, 2004, compared to $251,739 for the prior period, and an increase in interest expense of $153,358 or 158%, to $250,590 for the year ended December 31, 2004 compared to interest expense of $97,232 for the year ended December 31, 2003.

     The Company had a net loss of $4,032,555 for the year ended December 31, 2004, compared to net income of $33,185 for the year ended December 31, 2003, which was mainly attributable to increases in general and administrative expenses and the purchase of the Vertica shell, which were not offset by the Company's increase in total revenues.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, the Company had total assets of $2,475,567, which included total current assets of $676,208, which consisted of cash of $452,781, accounts receivable - trade of $88,340, accounts receivable related parties of $5,000, inventory of $65,703 and other assets of $64,384. Non-current assets included $2,869 of office equipment, net of accumulated depreciation of $610, and $2,556,507 of total oil and gas properties, using successful efforts method of accounting, which included $2,326,515 of proved properties, $16,053 of unproved properties, and $213,939 of wells and related equipment and facilities, less accumulated depreciation, depletion, amortization and impairment of ($760,017) for net oil and gas properties of $1,796,490.

     The Company had total liabilities of $1,809,121 as of December 31, 2004, which consisted solely of current liabilities, consisting of $47,869 of advances from investors, $717,540 liabilities related to purchase of Vertica shell, 776,158 of current portion of notes payable, $253,115 of accounts payable and $14,439 of accrued liabilities.

     The Company had negative net working capital of $1,132,913 as of December 31, 2004.

     The Company had net cash provided by operating activities of $642,205 for the year ended December 31, 2004, which included $4,032,555 of net loss, $7,076 of imputed interest, $3,885,000 of stock for services, $397,132 of depreciation, depletion and amortization, ($391,138) of gain on sale of oil and gas properties, changes in accounts receivable - trade of $31,258, changes in accounts receivable - related parties of ($5,000), inventory of ($65,703), other assets of ($64,384), accounts payable of $838,080, accrued expenses of $42,439.

     The Company had net cash used in investing activities of ($1,106,477) for the year ended December 31, 2004, which consisted of proceeds from sale of oil and gas properties of $569,983, purchase of fixed assets of ($3,479) and capital expenditures for oil and gas properties of ($1,672,981).

     The Company had net cash provided by financing activities of $840,476 for the year ended December 31, 2004, which included $1,304,500 of proceeds from additions to debt, $467,630 of proceeds from the sale of common stock,($734,953) of payments to reduce debt, ($27,578) of reimbursements to investors, and ($169,123) of repayments to the Company's Chief Executive Officer.

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

     As of December 31, 2004 the balance of the Black Rock loan was approximately $755,875.

     In October 2004, the Company signed a financing term sheet and subscription agreement with a placement agent, to sell shares under an exemption provided by Regulation S of the Securities Act, which was subsequently replaced by another subscription agreement and term sheet with another placement agent in February, 2005 (the "Term Sheet" and the "Agent"). The Term Sheet is for $1,000,000 with an option for up to $2,000,000 in financing. The pricing of the shares will be a 60% discount off the closing price of the Company's stock, with a minimum purchase price of $0.35 per share.

     The Company received an aggregate of $467,630 from issuances pursuant to the Term Sheet financing during the three months ended December 31, 2004, after payments to the Agent in connection with the Term Sheet. The Company has raised approximately $194,913 from additional issuances subsequent to the three months ended December 31, 2004, for an aggregate of approximately $662,543 raised as of the date of this report in connection with the issuance of Regulation S shares. Included in the total amount of financing received through the sale of sales pursuant to Regulation S subsequent to the three months ended December 31, 2004, is approximately $137,673 which was raised through the sale of 314,415 shares of the Company's Common Stock, which the Company has agreed to issue, but which, as of the date of this report, have not been issued to investors.

     At this time, no additional financing has been secured. The Company has no commitments from officers, directors or affiliates to provide funding. Our growth and continued operations could be impaired by limitations on our access to the capital markets. Without additional financing, we may not be able to continue our operation and if we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our business plan. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

                                  RISK FACTORS
                                ----------------

RISK FACTORS

     NEED FOR ADDITIONAL FINANCING. We may not be able to raise any additional financing pursuant to our term sheet with a placement agent. The company signed a term sheet for $1,000,000 in financing with an option for up to $2,000,000, with a placement agent, to sell shares of Common Stock under an exemption provided by Regulation S of the Securities Act of 1933. We have received approximately $662,543 of financing from the sale of our Common Stock pursuant to the term sheet as of the filing of this annual report. The Company anticipates the need for $5 Million of additional financing to complete planned exploration activities in 2005. The Company may not raise any additional money under the term sheet or any other form of financing in the future. The Company does not have any additional commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is not able to raise the capital necessary to continue its business operations, it may be forced to abandon or curtail its business plan.

     RELIANCE ON KEY MANAGEMENT AND CONTRACTORS. The success of the Company depends upon the personal efforts and abilities of Edward R. DeStefano, the sole Director of the Company and the Company's President and Chief Executive Officer. The Company's ability to operate and implement its exploration activities is heavily dependent on the continued service of Mr. DeStefano and the Company's ability to attract qualified contractors on an as-needed basis. The Company faces continued competition for Mr. DeStefano and such contractors. The Company cannot be certain that it will be able to retain Mr. DeStefano or attract and retain such contractors. The loss of Mr. DeStefano and/or the Company's inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on the Company's business and operations.

     EDWARD R. DESTEFANO OWNS APPROXIMATELY 78.2% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Edward R. DeStefano, the sole director of the Company and the Company's Chief Executive Officer, holds 37,500,000 shares of the Company's Common Stock, representing approximately 78.2% of the outstanding shares of our Common Stock. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

     WE MAY FACE POTENTIAL LIABILITIES IN CONNECTION WITH MONIES OWED TO FORMER EMPLOYEES OF THE COMPANY, INCLUDING BACK WAGES AND LOAN AMOUNTS. In February 2005, the Company received correspondence from former employees of the Company, which alleged that the Company owed those former employees approximately $297,985.46 in accrued and unpaid wages, payroll taxes and unpaid loans. The Company's wholly-owned subsidiary ERC has since assumed these liabilities, however the Company can make no assurances that it will not be held liable for these amounts to the Company's former employees in the future. Additionally, the Company and Company's employees, including the Company's Chief Executive Officer, may be forced to spend resources and time on the defense of these claims. If the Company is held liable for the $297,985.46 which the former employees have alleged is due, or the Company's Chief Executive Officer is forced to expend substantial amounts of his effort and time in defending these claims, it would have a material effect on the Company's business operations, and would likely cause any investment in the Company to decline.

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

     OIL AND NATURAL GAS PRICE VOLATILITY. Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. In the short-term, our production is relatively balanced between oil and natural gas, but long-term, gas prices are likely to affect us more than oil prices because approximately 56% of our proved reserves are gas. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

     o    the  level  of  consumer  demand  for  oil  and  natural  gas;

     o    the  domestic  and  foreign  supply  of  oil  and  natural  gas;

     o    the ability of the members of the Organization of Petroleum  Exporting
          Countries  to  agree  to  and  maintain  oil   price  and   production
          controls;

     o    the  price  of  foreign  oil  and  natural  gas;

     o    domestic  governmental  regulations  and  taxes;

     o    the  price  and  availability  of  alternative  fuel  sources;

     o    weather  conditions;

     o market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and

     o    worldwide  economic  conditions.

     Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $12.00 per Bbl, but have generally increased since that time. For 2004, NYMEX oil prices were high throughout the year, averaging over $41.00 per Bbl., and ending the year over $43.00 per Bbl. Natural gas prices have also experienced volatility during the last few years. During 1999, natural gas prices averaged approximately $2.35 per Mcf and, have generally tracked crude in an upward trend since that time, with significant fluctuations in that time period. For 2004, Houston Ship Channel index natural gas prices averaged $ 5.78 per MCF, ending the year at $6.33 per MCF.

     These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect upon our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may, among other things, be unable to make planned expenditures. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in our Company to decline in value, or become worthless.

     ENVIRONMENTAL REGULATIONS. Public interest in the protection of the environment has increased dramatically in recent years. Our oil and natural gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials are subject to stringent regulation. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures.

     Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact the Company's operations and costs. These regulations include, among others, (i) regulations by the EPA and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material ("NORM").

     Management believes that we are in substantial compliance with applicable environmental laws and regulations. To date, we have not expended any material amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position, results of operations or cash flows. However, if we are deemed to not be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on the Company's financing. If this were to happen any investment in the Company could be lost.

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

     Our Common Stock is traded on the over-the-counter Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our Common Stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.

     OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK. Our Common Stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by Commission under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our Common Stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for our Common Stock may be adversely affected by limiting the ability of broker-dealers to sell our Common Stock and the ability of purchasers to resell our Common Stock.

     In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the Common Stock may have their ability to sell their shares of the Common Stock impaired.

THE  COMPANY  HAS  NOT  PAID  ANY  CASH  DIVIDENDS.
---------------------------------------------------

     The Company has paid no cash dividends on its Common Stock to date and it is not anticipated that any cash dividends will be paid to holders of the Company's Common Stock in the foreseeable future. While the Company's dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the future expansion of the Company.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                        Recent Accounting Pronouncements

     In 2001, the FASB issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Westside, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. Under previous accounting standards, such obligations were recognized over the life of the producing assets on a units-of-production basis.

     The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

     Previous accounting standards used the units-of-production method to match estimated future retirement costs with revenues generated from the producing assets. In contrast, FASB Statement No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a straight line basis, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines.

ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Century Energy Corp.
(formerly Vertica Software, Inc.)
Houston, Texas

We have audited the accompanying balance sheet of New Century Energy Corp. as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of New Century's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Century Energy Corp. as of December 31, 2004 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 22, 2005


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                                  BALANCE SHEET
                                December 31, 2004
  ASSETS
Current Assets
  Cash                                                        $   452,781
  Accounts receivable - trade                                      88,340
  Accounts receivable - related party                               5,000
  Inventory                                                        65,703
  Other assets                                                     64,384
                                                                ----------
  Total Current Assets                                            676,208
                                                                ----------

Office equipment, net of $610 accumulated depreciation              2,869
Oil and gas properties, using successful efforts
  method of accounting
  Proved properties                                             2,326,515
  Unproved properties                                              16,053
  Wells and related equipment and facilities                      213,939
                                                                ----------
                                                                2,556,507
  Less accumulated depreciation, depletion,
    amortization and impairment                                  (760,017)
                                                                ----------
  Net oil and gas properties                                    1,796,490
                                                                ----------
                                                              $ 2,475,567
                                                                ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                            $   253,115
  Liabilities related to purchase of Vertica shell                717,540
  Accrued liabilities                                              14,439
  Advances from investors                                          47,869
  Current portion of notes payable                                776,158
                                                                ----------
  Total Liabilities                                             1,809,121
                                                                ----------
Contingent Liabilities
Stockholders' Equity
  Preferred stock, $0.001 par, 20,000,000 shares authorized,
    Series A Convertible Preferred shares, 5,000 shares
  designated and issued                                                 5
    Series B Convertible Preferred shares, 2,000,000 shares
  designated, none issued                                               -
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 45,489,666 shares issued and outstanding           45,488
  Additional paid in capital                                    4,753,763
  Retained deficit                                             (4,132,810)
                                                                ----------
  Total Stockholders' Equity                                      666,446
                                                                ----------
                                                              $ 2,475,567
                                                                ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003

                                                  2004      2003
                                               ---------  ---------
Revenues
  Oil and gas sales                          $ 1,714,443   $688,214
  Gain on sale of oil and gas properties         101,138     12,000
  Sale of option to participate in future
     property acquisitions                       290,000          -
  Consulting                                           -      5,000
                                               ---------  ---------
  Total revenues                               2,105,581    705,214
                                               ---------  ---------
Expenses
  Lease operating                                506,206    210,853
  Production taxes                               107,698     31,840
  General & administrative                     4,158,022     80,365
  Purchase of Vertica shell                      718,488          -
  Depreciation, depletion, amortization
     and impairment                              397,132    251,739
  Interest                                       250,590     97,232
                                               ---------  ---------
  Total expenses                               6,138,136    672,029
                                               ---------  ---------
  NET INCOME (LOSS)                          $(4,032,555)  $ 33,185
                                               =========  =========

                See accompanying summary of accounting policies
                       and notes to financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2004 and 2003

                           Preferred Stock           Common Stock
                        Shares       Amount        Shares      Amount
                       --------    ----------    ----------  ----------
Balances,
December 31, 2002             -             -           500     $11,550

Net income (loss)             -             -             -           -
                       --------    ----------    ----------  ----------
Balances,
December 31, 2003             -             -           500      11,550

Conversion of debt        5,000             5             -           -

Reverse merger                -             -    37,984,059      26,433

Stock for services            -             -     5,550,000       5,550

Stock for cash                -             -     1,099,107       1,099

Stock for debt                -             -       856,000         856

Imputed interest              -             -             -           -

Net income (loss)             -             -             -           -
                       --------    ----------    ----------  ----------
Balances,
December 31, 2004         5,000    $        5    45,489,666     $45,488
                       ========    ==========    ==========  ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2004 and 2003

                                   (CONTINUED)

                        Additional
                          Paid In        Retained
                          Capital         Deficit       Totals
                        -----------    ------------    ----------
Balances,
December 31, 2002                 -       (133,440)     (121,890)

Net income (loss)            33,185         33,185
                        -----------    ------------    ----------
Balances,
December 31, 2003                 -       (100,255)      (88,705)

Conversion of debt                -              -             5
Reverse merger              (26,438)             -            (5)

Stock for services        3,879,450              -     3,885,000
Stock for cash              466,531              -       467,630

Stock for debt              427,144              -       428,000

Imputed interest              7,076              -         7,076

Net income (loss)                 -     (4,032,555)   (4,032,555)
                        -----------    ------------    ----------
Balances,
December 31, 2004       $ 4,753,763    $ (4,132,810)   $ 666,446
                        ===========    ============    ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                            STATEMENTS OF CASH FLOW
                     Years Ended December 31, 2004 and 2003

                                                            2004         2003
                                                         ----------    ---------
Cash Flows Used in Operating Activities
  Net income (loss)                                     $(4,032,555)  $  33,185
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Imputed interest                                          7,076           -
  Stock for services                                      3,885,000           -
    Depreciation, depletion, amortization and impairment    397,132     251,739
    Gain on sale of oil and gas properties                 (391,138)    (12,000)
  Changes in:
    Accounts receivable - trade                              31,258     (82,316)
  Accounts receivable - related                              (5,000)          -
    Inventory                                               (65,703)          -
    Other assets                                            (64,384)          -
    Accounts payable                                        120,540      43,207
    Liabilities related to purchase of Vertica shell        717,540           -
    Accrued expenses                                         42,439           -
                                                         ----------    ---------
  Net Cash Provided by Operating Activities                 642,205     233,815
                                                         ----------    ---------

Cash Flows used in Investing activities
  Proceeds from sale of oil and gas properties              569,983      45,000
  Purchase of fixed assets                                   (3,479)          -
  Capital expenditures for oil and gas properties        (1,672,981)   (648,710)
  Proceeds from buyer deposit on February 2004 sale               -      80,000
                                                         ----------    ---------
  Net Cash Used in Investing Activities                  (1,106,477)   (523,710)
                                                         ----------    ---------
Cash Flows from Financing Activities
  Proceeds from additions to  debt                        1,304,500     303,646
  Proceeds from sale of common stock                        467,630           -
  Payments to reduce  debt                                 (734,953)   (203,835)
  Reimbursements to investors                               (27,578)    (81,807)
  Repayments to officer                                    (169,123)    (85,955)
  Advances from investors                                         -      30,000
                                                         ----------    ---------
  Net Cash Provided by (Used in) Financing Activities       840,476     (37,951)
                                                         ----------    ---------
Net change in cash                                          376,204    (327,846)
Cash at beginning of year                                    76,578     404,424
                                                         ----------    ---------
Cash at end of year                                     $   452,782   $  76,578
                                                         ==========    =========
Cash paid during the year for:
  Interest, net of interest capitalized
    of $0 and $22,528 in 2004 and 2003                  $         -   $ 104,696
  Income taxes                                                    -           -
Supplemental non-cash activities:
  Debt exchanged for 856,000 shares of common stock     $   428,000   $       -

                See accompanying summary of accounting policies
                       and notes to financial statements.

                            New Century Energy Corp.
                        (formerly Vertica Software, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of operations and organization

Century Resources, Inc. ("Century") was incorporated in Delaware on September 16, 1985 for the acquisition, development, production exploration
for,  and  the  sale  of,  oil,  gas  and  natural  gas   liquids  in Texas.  On
September 30, 2004, Century was acquired by Vertica Software, Inc., which was incorporated in Colorado on April 18, 1997 as "Perfection Development Corporation," and which later changed its name to "Vertica Software, Inc." on December 31, 1998, in connection with a merger with Vertica Software, Inc., a California corporation (the "Acquisition"). The Acquisition was accounted for as a tax-free reverse reorganization. As a result of the Acquisition, Century became a wholly owned subsidiary of Vertica Software, Inc., which changed its name to "New Century Energy Corp." ("New Century") on November 1, 2004, in connection with the Acquisition and its change in business focus. New Century sells its oil and gas products primarily to domestic pipeline companies. Even though Century was acquired by New Century, Century is treated as the accounting acquirer.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Oil and Gas Properties. Century uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. In 2004 and 2003, impairments of $0 and $16,053 were recorded, respectively. Other unproved properties are amortized based on Century's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For New Century, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Interest is capitalized on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. Interest of $0 and $22,528 was capitalized in 2004 and 2003, respectively.

Long-lived assets

Long lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of its carrying amount or fair value less cost to sell.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Income Taxes. New Century recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. New Century provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements.   Century  does  not  expect  the adoption of
recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - OIL AND GAS PROPERTIES

On February 2, 2004, New Century purchased a 100% working interest in the South Sargent Field in Matagorda County, Texas from two sellers for an adjusted purchase price of $1,318,492. In March 2004, New Century sold 20% of its interest in this property to a third party. In July 2004, New Century sold 50% of its interest in another property to a third party. The proceeds received from these two sales totaled $359,953, realizing a total gain of $94.484 from these sales. In the March 2004 agreement, the third party advanced an additional $290,000 as a non-refundable deposit on the right to participate in specified new drilling opportunities.

NOTE 3 - ADVANCES FROM INVESTORS

New Century receives monies from investors for specific projects from time to time. As of December 31, 2004, $47,869 advanced by investors was being held for repayment.

New Century repaid $26,991 to an investor in March 2004. As of December 31, 2004, the balance owed to this investor was $0.

NOTE 4 - DEBT

New Century's debt and production payments consist of the following as of December 31, 2004:

     Production payments due to Black Rock Energy Capital,
       repayable from various percentages from 25% - 60%
       of proceeds from the sale of oil and gas from all
       of New Century's Herrera, Wheeler, Hamill and Tenna
       wells, including interest at 18%                       $755,875

     Installment note payable to Wells Fargo Bank,
       repayable in 13 remaining equal monthly
       installments of $1,489, including 10% interest,
       no collateral                                            20,283
                                                              --------
                                                              $776,158
                                                              ========

NOTE 5 - COMMITMENTS

New Century's office lease was renewed in February 2004 and expires May 31, 2007. Minimum lease payments are due as follows: $18,060 in each of 2005 and 2006, and $7,525 in 2007. Total rent expense for the years ended December 31, 2004 and 2003 was approximately $15,442 and $9,126, respectively.

NOTE 6 - PREFERRED STOCK

The 5,000 shares of Series A convertible preferred stock outstanding is convertible at the option of either the holder or New Century on March 5, 2005 into 1,500,000 shares of common stock. As of December 31, 2004, none had been converted. New Century is currently trying to negotiate with the holder of the Series A convertible preferred stock regarding the possible transfer of a portion of the common stock issuable upon conversion of the Series A convertible preferred stock to extinguish a portion of New Century's debt.

NOTE 7 - COMMON STOCK

In December 2004, New Century issued 1,099,107 shares of common stock to 148 investors, in connection with Offshore Subscription Agreements, in a transaction not registered under the Securities Act of 1933. New Century received net proceeds of $467,630 after offering costs of $63,070.

On December 29, 2004, New Century issued 5,550,000 shares of common stock to three individuals for consulting services. The shares were valued at $0.70 per share.

On December 30, 2004, New Century entered into a Securities Purchase agreement with a lender, in which the lender forgave $428,000 of debt owed in exchange for 856,000 shares of New Century's common stock.

NOTE 8 - SUBSEQUENT EVENTS

In January 2005, New Century entered into agreements to issue 2,050,000 shares of common stock to three individuals for consulting services at a value of $1,435,000.

In January 2005, the Company issued an additional 422,408 shares of the Company's restricted common stock to 45 investors in connection with offshore subscription agreements.

On March 10, 2005, New Century entered into an agreement with its wholly owned subsidiary, ERC Solutions, Inc. ("ERC"), pursuant to which ERC agreed to assume all liabilities of New Century which New Century had at the time of the closing of the reverse reorganization, and any other liabilities which are incurred by New Century in connection with the business of ERC. These liabilities
Will remain on the books of New Century until the liabilities are paid or forgiven.

NOTE 9 - SUPPLEMENTAL OIL AND GAS INFORMATION  (Unaudited)

Reserve Information

The following estimates of proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of New Century's reserves. New Century emphasizes that reserve estimates are inherently imprecise. Accordingly, these estimates are expected to change as future information becomes available. All of New Century's reserves are located in Texas and Louisiana, which are considered a single geographic area.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.


                                                   2004               2003
                                               Oil       Gas      Oil      Gas
                                             (MBbls)   (MMcf)   (MBbls)   (MMcf)
                                             -------   ------   ------    ------
Proved developed reserves
     Beginning  of  year                         118      107       50       110
     Revisions  of  previous  estimates           21      (33)
     Purchases  of  minerals  in  place            0     1284       91         0
     Production                                  (26)    (242)     (23)       (3)
                                             -------   ------   ------    ------
     End  of  the  year                          113     1116      118       107
                                             -------   ------   ------    ------

Standardized Measure of Discounted Future
  Net Cash Flows at December 31, 2004                                    (000's)
                                                                          ------
    Future cash inflows                                                  $10,310
    Future production costs                                              (3,234)
    Future development costs                                             (1,016)
    Future income tax expenses, at 34%                                   (2,060)
                                                                          ------
          Future gross cash flows                                          4,000

    Less:  10% annual discount for
          estimated  timing  of  cash  flows                             (1,577)
                                                                          ------
  Standardized measures of discounted future net cash flows
    relating to proved oil and gas reserves                               $2,423
                                                                          ======

The  following  reconciles  the change in the standardized measure of discounted future  net  cash  flow  during  2004

Beginning of year                                                         $3,429
  Sales of oil and gas produced, net of production costs                 (1,714)
  Net changes in prices and production costs                                 208
  Improved recovery, less related costs                                      n/a
  Net changes in estimated future development costs                          n/a
  Revisions of previous quantity estimates                                   500
  Future income tax expense                                                    0
                                                                          ------
End of year                                                               $2,423
                                                                          ======


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective November 12, 2004, the client auditor relationship between the Company and Randolph Scott and Company, Certified Public Accountants ("Scott") ceased as the former accountant was dismissed. Effective November 12, 2004, the Company engaged Malone & Bailey, PC, Certified Public Accountants ("Malone") as its principal independent public accountant for the fiscal year ended December 31, 2004. The decision to change accountants was recommended and approved by the Company's Board of Directors on November 12, 2004.


     Scott's report on the financial statements of the Company for the fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period p to and including the date the relationship with Scott ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

     In connection with the audit of the Company's fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Scott ceased, there were no disagreements between Scott and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Scott would have caused Scott to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

     There were no reportable events as provided in Item 304(a)(iv)(B) of Regulation S-B during the Company's fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Scott ceased.

     The Company authorized Scott to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Scott review the disclosure and Scott was given an opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission (the "Commission") containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company in its Form 8-K filed December 1, 2004. That letter was filed as exhibit
16.1 to the Company's Form 8-K filed with the Commission on December 1, 2004, and is incorporated herein by reference.

     The Company had not previously consulted with Malone regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-B) during the Company's fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Randolph ceased.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     In December and January 2005, the Company entered into six separate consulting agreements (the "Consulting Agreements") with individuals, to provide advice and consulting services to the Company on certain business and financial matters, including the evaluation of the Company's business development activities, which include major geographic and service expansion plans in Europe. In connection with the Consulting Agreements, the Company issued these six individuals an aggregate of 7,600,000 shares of the Company's S-8 registered Common Stock in March 2005.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The  Directors  and  Officers  of  the  Company  are  as  follows:

          NAME                    AGE               POSITION
          ----                    ---               --------
   Edward R. DeStefano             52          Chief Executive Officer,
                                               Chief Financial Officer,
                                               Secretary, Treasurer and Director

EDWARD R. DESTEFANO, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

     All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

CHANGES IN THE COMPANY'S OFFICERS AND DIRECTORS

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section  16(a)  forms  filed  by  such  reporting  persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2004. Based on stockholder filings with the SEC, Edward R. DeStefano is subject to Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION


                                                SUMMARY COMPENSATION TABLE
                                                --------------------------
                                                   ANNUAL COMPENSATION
                                                   -------------------
                                                Name & Principal Position

                                                              Other
                                                              Annual    Restricted                 LTIP    All Other
Name & Principal                                   Bonus      Compen-     Stock        Options    Payouts   Compen-
   Position             Year        Salary ($)      ($)       sation     Awards (1)      SARs       ($)      sation
Edward R. DeStefano     2004        70,500.00
CEO, CFO

William F. Mason(2)     2004          - 0 -                                - 0 -
CEO                     2003          - 0 -                                20,796
                        2002          - 0 -                                24,788


*     Does  not  include  perquisites and other personal benefits in amounts less than 10% of the total annual salary and other  compensation.

(1)  William  F.  Mason  was  issued options to purchase 20,796 post reverse shares of the Company's Common Stock in the fiscal  year  ended  2003.  The 2003 options have an exercise price of $5.00 per share and expire on October 1, 2007.  He was  granted  options  to  purchase 24,788 shares of the Company's Common Stock in the fiscal year ended 2002.  The 2002 options  have  an  exercise  price  of  $16.00  per  share  and  expire  on  October  1,  2006.

(2) William F. Mason served as the Company's Chief Executive Officer and President from October 19, 2001 to November 2, 2004.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of March 22, 2005, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

           Name                  No. of shares            Percentage(1)
        ----------             -----------------           -------------
     Edward R. DeStefano            37,500,000                 78.2%
       5851 San Felipe
         Suite 775
     Houston Texas 77057

    All the officers                37,500,000                 78.2%
      and Directors
  as a group (1 person)

(1) Using 47,962,074 shares issued and outstanding as of March 22,2005, and not including the voting rights of any outstanding shares of Preferred Stock, or 314,415 shares of restricted Common Stock which the Company has agreed to issue pursuant to Offshore Subscription Agreements, but which as of the date of this report have not been issued.

CHANGES IN CONTROL

     The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Throughout 2003, $85,955 was repaid to the Company's sole shareholder and Chief Executive Officer, Edward R. Destefano, in consideration of monies he loaned to the Company.

     Throughout 2004, $169,123 was repaid to the Company's sole shareholder and Chief Executive Officer, Edward R. DeStefano, in consideration of monies he loaned to the Company.

     In October 2004, the Company loaned $5,000 which was non-interest bearing to Century Assets Corporation, a Company owned solely by the Company's Chief Executive Officer, Edward R. DeStefano which is not affiliated with the Company. The Company anticipates that the $5,000 will be repaid in the second quarter of 2005.

     In December 2004, the Company issued 37,500,000 shares of restricted Common Stock to its Chief Executive Officer, Edward R. DeStefano, pursuant to the Exchange.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

Exhibit No.           Description of Exhibit
----------            ----------------------

2.1(1)            Agreement and Plan of Reorganization
                      (without exhibits)*

3.1(2)            Articles of Incorporation

3.2(2)            Certificate of Amendment to Articles of Incorporation

3.3(3)            Certificate of Amendment to Articles of Incorporation

3.4(3)            Certificate of Amendment to Articles of Incorporation

3.5(3)            Certificate of Correction to be filed with the Colorado
                      Secretary of State

3.6(2)            Bylaws

10.1(4)           Securities Purchase Agreement

10.2*             Agreement with ERC Solutions, Inc.

10.3*             Subscription Agreement with Kitaro, Inc.

10.4*             Purchase and Sale & Exploration Agreement with Aquatic

10.5*             First Amendment of Purchase and Sale & Exploration
                  Agreement with Aquatic

16.1(5)           Letter from Randolph Scott and Company, Certified
                  Public Accountants

21.1*             Subsidiaries of the Company

31.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*             Glossary of Oil and Gas Terms

(1) Filed as exhibit 99 to the Form 8-K filed October 20, 2004, and incorporated by reference herein.

(2) Filed as exhibits 2.1, 2.2, and 2.3 to the Company's Form 10-SB, filed January 7, 2000, and incorporated herein by reference.

(3) Filed as exhibits 3.1, 3.2, and 3.3 to the Company's quarterly report for the period ended September 30, 2004, and incorporated herein by reference.

(4) Filed as exhibit 10.1 to the Company's Form 8-K filed January 6, 2005, and incorporated herein by reference.

(5) Filed as exhibit 16.1 to the Company's Form 8-K filed December 1, 2004, and incorporated herein by reference.

*     Filed herein

     (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the fiscal period covered by this report:

          The Company filed a report on Form 8-K, on October 20, 2004, to report that the Company had entered into an Agreement and Plan of Reorganization with Century Resources, Inc., a Delaware corporation ("Century").

          The Company filed a report on Form 8-K/A on November 19, 2004, to report the audited financial statements of Century Resources, Inc.

          The Company filed a report on Form 8-K on December 1, 2004, to report that effective November 12, 2004, the client auditor relationship between the Company and Randolph Scott and Company, Certified Public Accountants ("Randolph") ceased as the former accountant was dismissed, and effective November 12, 2004, the Company engaged Malone & Bailey, PC, Certified Public Accountants ("Malone") as its principal independent public accountant for the fiscal year ended December 31, 2004.

The Company filed the following reports on Form 8-K subsequent to the last quarter of the fiscal period covered by this report:

          The Company filed a report on Form 8-K on January 6, 2005, to report that on December 30, 2004, the Company entered into a Securities Purchase Agreement with Blackcap Diamond Fidelity LP LLLP, a Delaware limited partnership ("Blackcap"), and Omega Capital Opportunities LP LLLP, a Delaware limited liability partnership ("Omega"), and that in consideration for the Company issuing 214,000 restricted shares of the Company's common stock to Blackcap and 642,000 restricted shares of the Company's common stock to Omega, Blackcap forgave a promissory note for $400,000 which was entered into between Blackcap and the Company's subsidiary Century Resources, Inc., on January 30, 2004.

     The Company filed a report on Form 8-K on February 16, 2005, to report that the Company had issued an aggregate of 1,521,515 restricted shares of the Company's Common Stock to an aggregate of 193 investors, pursuant to Regulation S of the Securities Act of 1933.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was about $14,000 and $37,000, respectively.

AUDIT RELATED FEES

     Malone & Bailey, PC was not paid any additional fees by the Company for the years ended December 31, 2004 and 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES

     Malone & Bailey, PC was not paid any fees for the years ended December 31, 2004 and 2003 for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES

     Malone & Bailey, PC was paid no other fees for professional services during the years ended December 31, 2004 and 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NEW CENTURY ENERGY CORP.

DATED: March  31, 2005                    By: /s/ Edward R. DeStefano
                                           ------------------------
                                             Edward R. DeStefano
                                             Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME     TITLE                         DATE

/s/ Edward R. DeStefano     Chief Executive Officer,      March 31, 2005
----------------------      Chief Financial Officer,
Edward R. DeStefano         and Director