Form 10QSB
period 2005-03-31
New Century Energy Corp.
filed 2005-05-23
CIK 1079797

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB


(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended  March  31,  2005

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

     As of May 5, 2005, 49,000,924 shares of the Registrant's $0.001 par value common stock ("Common Stock") were outstanding.

                          PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                  (unaudited)

ASSETS
Current Assets
  Cash                                                          $496,505
  Accounts receivable-trade                                      165,848
  Accounts receivable-related party                                5,000
  Inventory                                                       55,398
  Other                                                           10,800
                                                              ----------
  Total Current Assets                                           733,551
                                                              ----------
Office equipment, net of $899 accumulated depreciation             4,832
Oil and gas properties, using successful efforts
  method of accounting
  Proved properties                                            2,470,529
  Unproved properties                                             71,549
  Wells and related equipment and facilities                     213,940
                                                              ----------
                                                               2,756,018
  Less accumulated depreciation, depletion,
    amortization and impairment                                 (803,648)
                                                              ----------
  Net oil and gas properties                                   1,952,370
                                                              ----------
                                                              $2,690,753
                                                              ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                              $299,324
  Liabilities related to purchase of Vertica shell               621,673
  Accrued liabilities                                            128,564
  Notes payable to related parties                                10,000
  Advances from investors                                         47,869
  Current portion of notes payable                               673,950
                                                              ----------
  Total Current Liabilities                                    1,781,380
                                                              ----------
Contingent Liabilities                                                 0

Stockholders' Equity
  Preferred stock, $.001 par, 20,000,000 shares authorized,
    Series A convertible preferred shares, 5,000 shares
  designated and issued                                                5
    Series B convertible preferred shares, 2,000,000 shares
  designated, none issued
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 47,962,074 shares issued and outstanding          47,962
  Additional paid in capital                                   6,243,527
  Shares subscribed, 438,678 shares to be issued                 195,619
  Retained deficit                                            (5,577,740)
                                                              ----------
  Total Stockholders' Equity                                     909,373
                                                              ----------
                                                              $2,690,753
                                                              ==========


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            MARCH 31, 2005 AND 2004
                                  (unaudited)

                                                          Three  Months  Ended
                                                           2005          2004
                                                        ---------     ---------
Revenues
  Oil and gas sales                                      $239,395      $570,728
  Gain on sale of oil and gas properties                        -       316,302
                                                        ---------     ---------
  Total Revenues                                          239,395       887,030
                                                        ---------     ---------
Expenses
  Lease operating                                         108,894       125,158
  Production taxes                                          7,659         6,682
  General & administrative                              1,581,130        18,048
  Depreciation, depletion
    and amortization                                       43,919       110,901
                                                        ---------     ---------
  Total expenses                                        1,741,602       260,789
                                                        ---------     ---------
Operating income (loss)                                (1,502,207)      626,241
                                                        ---------     ---------
Other income (expense)

  Write down of Vertica liabilities                        95,867             -
  Interest expense                                        (33,189)      (62,958)
  Other income                                              4,599             -
  Other expenses                                          (10,000)            -
                                                        ---------     ---------
  Total other income (expense)                             57,277       (62,958)
                                                        ---------     ---------
Income (loss)
  before income taxes                                  (1,444,930)      563,283

 Income tax expense (benefit)                                   -             -
                                                        ---------     ---------
  NET INCOME (LOSS)                                   $(1,444,930)     $563,283
                                                        =========     =========

Basic and diluted earnings per share                        $(.03)         $.02
                                                            =====          ====
Weighted average common shares used in
  computing earnings per share                         46,568,101    37,500,000
                                                      ===========   ===========


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2005 and 2004
                                  (unaudited)

                                                          2005           2004
                                                       ----------      ---------
Cash flows from operating activities
  Net income (loss)                                   $(1,444,930)     $563,283
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation, depletion and amortization               43,919       110,901
    Write down of Vertica liabilities                     (95,867)            -
    Gain on sale of oil and gas properties                      -      (316,302)
    Stock for services                                  1,435,000             -
  Changes in:
    Accounts receivable                                   (77,508)      (51,902)
    Inventory                                              10,305       (48,406)
    Other assets                                           53,584             -
    Accounts payable                                       46,209       (23,842)
    Accrued liabilities                                   114,126         4,667
                                                       ----------     ---------
  Net cash provided by operating activities                84,838       238,399
                                                       ----------     ---------

Cash flows from investing activities
  Capital expenditures on oil and gas properties         (199,510)   (1,243,493)
  Proceeds from sale of oil and gas property                    -       500,000
  Purchase of office equipment                             (2,255)       (1,753)
                                                       ----------     ---------
  Net cash used in investing activities                  (201,765)     (745,246)
                                                       ----------     ---------
Cash flows from financing activities
  Proceeds from additions to long-term debt                     -     1,304,500
  Proceeds from the sale of common stock                   57,240             -
  Proceeds from the sale of subscribed common stock       195,619             -
  Payments to reduce long-term debt                       (92,208)     (170,093)
  Investor payments for drilling                                -          (587)
  Repayments to sole shareholder                                -      (159,000)
  Proceeds from sole shareholder                                -         4,489
                                                       ----------     ---------
Net cash provided by financing activities                 160,651       979,309
                                                       ----------     ---------
Net increase in cash                                       43,724       472,462

Cash at beginning of the period                           452,781        76,577
                                                       ----------     ---------

Cash at end of the period                                $496,505      $549,039
                                                       ==========      ========

Supplemental Cash flow Information:
Interest                                                  $33,189       $62,958
Income taxes                                                    -             -

                            NEW  CENTURY  ENERGY  CORP.
                        (formerly  Vertica  Software,  Inc.)
                          NOTES  TO  FINANCIAL  STATEMENTS
                                  (unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION

     Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in New Century Energy Corp.'s Annual Report on Form 10-KSB for the year ended December 31, 2004 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The financial information of New Century Energy Corp. ("New Century" or the "Company") and its wholly owned subsidiaries, Century Resources, Inc. and ERC Solutions, Inc., for the three months ended March 31, 2005 and 2004, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.


NOTE  2  STOCKHOLDERS'  EQUITY

Preferred  stock  -

     The 5,000 shares of Series A convertible preferred stock outstanding became convertible at the option of either the holder or New Century on March 5th 2005 into 1,500,000 shares of common stock. As of March 31, 2005, none have been converted. New Century is currently trying to negotiate with the holder of the Series A convertible preferred stock regarding the possible transfer of a portion of the common stock issuable upon conversion of the Series A convertible preferred stock to extinguish liabilities relating to the purchase of the Vertica shell.

Common  stock  -

     In January 2005, New Century issued 2,050,000 shares of common stock to three individuals for legal and business development consulting services at a value of $1,435,000. The shares were valued at $.70 per share, which approximates market value based on recent sales of the Company's common stock.

     In the first quarter of 2005, New Century issued 422,408 shares of common stock to 45 investors, in connection with Offshore Subscription Agreements, in a transaction not registered under the Securities Act of 1933. New Century received net proceeds of $57,240 after offering costs of $6,360.

Shares  subscribed  -

     As of March 31, 2005, New Century has received net proceeds of $195,619, after offering costs of $28,301, for 438,678 shares of common stock in connection with Offshore Subscription Agreements in a transaction not registered under the Securities Act of 1933. The common stock was issued in April 2005.

Earnings  per  share  -  Weighted  average  shares

     Basic earnings per share is computed by dividing net income or loss attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect. For the three months ended March 31, 2005 and 2004, there was no dilutive effect of common stock equivalents.

NOTE  3  -  OTHER  INCOME  (EXPENSE)

     At March 31, 2005, $95,867 was released from the initial liability recorded in connection with the reverse merger with Vertica. This write down was a result of creditor settlements and the expiration of a four year statute of limitations on other previously reported liabilities.

NOTE  4  -  INCOME  TAXES

     New Century accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the book and tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards at December 31, 2004 and March 31, 2005, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating loss carryforwards.

NOTE  5  -  EMPLOYEE  BENEFIT  PLANS

401(k)  Plan

     As a result of the Vertica reverse merger, New Century assumed an employee benefit plan under Section 401(k) of the Internal Revenue Code("401(k) plan"). The 401(k) plan is available to all full-time employees. Employees may make contributions up to a specified percentage of their compensation. The Company is not obligated to make contributions under the 401(k) plan.

     2004 Directors, Officers and Consultants Stock Option, Common Stock Warrant and Stock Award Plan ("2004 Plan")

     On December 8, 2004, the Company registered 9,700,000 shares of its common stock for its 2004 plan. The aggregate number of shares that may be optioned subject to conversion or issued under the 2004 plan is 13,000,000 shares of common stock, warrants, options, preferred stock, or any combination thereof ("Company Securities"). The Company's Board of Directors administers the 2004 Plan and has sole discretionary authority to describe, authorize and designate the directors, employees and consultants who will be granted Company Securities under the 2004 Plan. On January 5, 2005, 2,050,000 shares were issued under the 2004 Plan, and 5,550,000 shares were issued under the 2004 Plan in 2004, for a total of 7,600,000 shares issued pursuant to the 2004 Plan as of March 31, 2005. As of March 31, 2005, there were no options or warrants granted or outstanding under the 2004 Plan.

2002  Employee  Stock  Purchase  Plan

     Also in connection with the Vertica reverse merger, the Company assumed the 2002 Employee Stock Purchase Plan ("2002 ESPP"), whereby the Company may issue up to an aggregate of 70,000 shares of common stock to employees at 85% of the lower of fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. No shares of the Company's stock were granted under the 2002 ESPP in 2005 or 2004 and there were no options to purchase shares of the Company's common stock at March 31, 2005.

2000  Employee  Stock  Purchase  Plan

     The Vertica reverse merger also provided for the Company's assumption of the 2000 Employee Stock Purchase Plan ("2000 ESPP") whereby the Company may issue up to an aggregate of 30,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. No shares of the Company's stock were granted under the 2000 ESPP in 2005 or 2004 and there were no options to purchase shares of the Company's common stock at March 31, 2005.

NOTE  6  -  CONTINGENCIES

     In the ordinary course of business, the Company is subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise, and maintains operator's insurance coverage which management believes is adequate to provide against a material loss in the event of an unfavorable outcome.

     In February 2005, the Company received correspondence from former directors and employees of the Company, which alleged that the Company owed these former directors approximately $297,985 in accrued and unpaid wages, payroll taxes and unpaid loans. This correspondence threatened litigation against the Company, and the Company has agreed to settle this claim in return for 100,000 restricted shares of its common stock, which settlement documents have been drafted but have not been executed as of the date of this report. Due to the preliminary status of the settlement, $347,830 has been accrued at March 31, 2005.

     The Company has also received correspondence from individuals formerly associated with the Company, alleging that they are owed 500,000 shares of the Company's common stock in connection with the extinguishment of debt. The Company is currently pursuing a settlement. The Company has not accrued any liability for this matter at March 31, 2005, as it is pursuing settlement through repayment in shares by a former Vertica officer and shareholder and the likelihood of such settlement cannot be reasonably estimated.

NOTE  7  -  PROFORMA  FINANCIAL  INFORMATION

     The following proforma financial information reflects New Century's results of operations as if the reverse merger occurred on January 1, 2004.


                                  Century     Vertica     Proforma      Proforma
                                 Resources    Software   Adjustments    Combined
                                 -----------------------------------------------
Three Months Ended March 31, 2004
---------------------------------

Revenues                          $ 887,030   $      -    $       -     $887,030
                                  =========   =========   =========     ========
Net Income                        $ 563,283   $ (38,861)  $       -     $524,422
                                  =========   =========   =========     ========
Earnings per Share                $    .02    $   (.00)   $       -     $    .01
                                  =========   =========   =========     ========


NOTE  8  -  SUBSEQUENT  EVENTS

     On February 3, 2005, New Century entered into a Memorandum of Understanding ("MOU")with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter "Strong") to invest and participate in the re-development of New Century's Prado field interests. The MOU calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to New Century and Aquatic Cellulose
International ("Aquatic"). Strong will pay all of the initial work program expenditures while providing New Century and Aquatic a 12.5% carried working interest.

     On April 26, 2005, the parties executed the final Development Agreement for the Prado Field, subject to receiving a consent from the lessor for an anticipated future partial assignment. This consent was received on May 11, 2005. Strong paid New Century a $25,000 deposit towards the project on April 7, 2005. On May 12, 2005 Strong paid New Century the balance due under this Development Agreement of $200,000. All of these payments will be shared equally with Aquatic.

     On April 5, 2005, New Century entered into an agreement with an individual to convert $20,000 of debt into 30,000 shares of New Century's restricted common stock.

     On April 11, 2005, New Century entered into an agreement with another individual to convert $10,000 of debt into 16,000 shares of New Century's restricted common stock.

     In April 2005, New Century issued an aggregate of 992,850 shares of restricted common stock to an escrow agent, including 438,678 shares subscribed at March 31, 2005, in connection with Offshore Subscription Agreements in a transaction not registered under the Securities Act of 1933. New Century raised $459,331 after offering costs of $57,886 in connection with these issuances.

     In April 2005, the Company entered into an Exclusive Finder's Agreement ("Finder's Agreement") with a third party ("Finder"), in connection with introductions to the Company in connection with the sale of equity, equity-related or debt securities ("Securities"). The Company has not raised any money in connection with the sale of Securities pursuant to the Finder's
Agreement as of the date of this report. Finder has the right to receive compensation of seven percent (7%) of the gross offering of the receipt of any funds from Securities sold and the right to receive warrants to purchase shares of the Company's Common Stock equal to three percent (3%) of the compensation raised as a result of Finder's introductions to the Company. As of the date of this report the Company has raised no money in connection with the Finder's Agreement. The Company has the right to terminate the Finder's Agreement upon written notice at any time after May 12, 2005.

     In May 2005, the Company raised $93,136, after offering costs of $10,354, in additional funds in connection with the sale of 204,936 common shares in connection with Offshore Subscription Agreements in a transaction not registered under the Securities Act of 1933, which shares have not been issued as of the date of this report.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. THESE AND OTHER UNCERTAINTIES RELATED TO OUR BUSINESS ARE DESCRIBED IN DETAIL IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON.

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

     On February 1, 2002, the Company's charter was automatically revoked by the Colorado Secretary of State for failure to file a periodic report. Because of the Colorado statute at that time, once a charter was revoked it could not be renewed and the Company was forced to file new a new Articles of Incorporation with the Colorado Secretary of State, which it did on December 22, 2003, as Vertica Software, Inc. As of the filing of this report, the Company is in the process of filing a Statement of Merger with the Colorado Secretary of State to merge its former Colorado filings as Perfection Development Corporation/Vertica Software, Inc., with its current filings as New Century Energy Corp.

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

     On September 30, 2004, the Company acquired 100% of the issued and outstanding common stock of Century Resources, Inc., a Delaware Corporation ("Century"), which was originally established for the acquisition, development, production, exploration for, and the sale of oil and natural gas in Texas, in exchange for 37,500,000 newly issued post 1:100 reverse split (described below) shares of the Company's Common Stock, pursuant to an Agreement and Plan of Reorganization whereby Century became a wholly-owned subsidiary of the Company (the "Exchange"). Also on September 30, 2004, the Company affected a 1:100 reverse stock split. Unless otherwise stated, all share amounts in this quarterly report on Form 10-QSB are provided in post reverse split shares.

     In connection with the Exchange, the Company agreed to transfer all rights to the existing installation of hardware and software used to develop intellectual property, all trademarks, copyrights and marketing materials developed for sales and distribution of such products relating to Internet/Intranet software products and services and an Internet web site for the hazardous material to the Company's wholly owned subsidiary, ERC Solutions, Inc., a Delaware corporation ("ERC"), and changed its business focus to oil and gas exploration and production. On October 26, 2004, in connection with its new business focus, the Company filed Articles of Amendment with the Colorado Secretary of State, to change its name to "New Century Energy Corp." which became effective on November 1, 2004.

     In November 2004, the Company filed a Certificate of Correction to the Company's previously filed Articles of Amendment, to correct the number of shares the Company is authorized to issue. As a result of this correction, the total number of authorized shares of the Company is 120,000,000, of which 100,000,000 are Common Stock, par value $0.001 per share, and 20,000,000 are Preferred Stock, par value $0.001 per share ("Preferred Stock").

     On March 10, 2005, the Company entered into an agreement with its wholly owned subsidiary, ERC Solutions, Inc. ("ERC"), pursuant to which ERC agreed to assume all liabilities of the Company which the Company had at the time of the closing of the Exchange, and any other liabilities which are incurred by the Company in connection with the business of ERC.

BUSINESS  OVERVIEW

     Please note that this section and the Company's 10-QSB contain many technical terms used in the oil and gas industry and investors should look to the Glossary incorporated by reference to this Report on Form 10-QSB as Exhibit 99.1.

     We estimate that our current daily deliverability is approximately 350 Mcf per day and 80 Bpd of crude oil. By the end of 2005, we hope to further increase our natural gas deliverability to between 1,000 and 5,000 Mcf per day and our oil production to 160 Bpd, of which we can give no assurances. We plan to continue our recompletion and drilling program on Company owned properties and undeveloped acreage throughout 2005 and beyond.

     During the fourth quarter of 2004, we commenced reprocessing of our 3-D seismic data base in Matagorda County, Texas. We received results of our first reprocessed seismic data in January 2005, and expect to have a new structural and stratigraphic interpretation completed by June 2005. We believe that the reprocessed 3-D seismic data should allow us to better locate and optimize the structural placement of our new drilling locations.

     While it is extremely difficult to accurately forecast future production, we do believe that our future drilling program will provide long-term production growth potential and will be the backbone of our Company's growth for the foreseeable future, of which we can give no assurances.

     We will require approximately $5 million in 2005 to execute our drilling, development, and lease acquisition program for targeted natural gas and oil reserves. We plan to raise this development capital from a number of various sources including but not limited to the sale of equity in the Company in the form of restricted stock, conventional bank financing, production payment financing or a combination thereof, however the Company can give no assurance that the Company will be successful in raising capital, that financing will be available at favorable terms, if at all.

DESCRIPTION  OF  THE  COMPANY'S  CURRENT  BUSINESS  FOCUS

     Since the date of the Exchange (defined above), the Company has focused on oil and gas exploration and production, and the discussion found below describes those activities.

BUSINESS  STRATEGY

     As part of our corporate strategy, we believe in the following fundamental principles:

     1.   remain  focused  in  the  Texas  Gulf  Coast  onshore  region;
     2. acquire properties and proven reserves where we believe additional value can be created through a combination of exploitation, development, exploration and marketing;
     3. acquire properties that give us a majority working interest and operational control or where we believe we can ultimately obtain it;
     4. maximize the value of our properties by increasing production and reserves while reducing cost; and
     5. maintain a highly experienced team of operations and exploration consultants using state of the art technology.

JOINT  VENTURES,  AGREEMENTS  AND  RECENT  EVENTS

      The Company has executed agreements with other oil and gas companies and other industry investors who are interested in participating in the Company's exploration and production activities.

VIKING  AGREEMENT:

     In October 2003, the Company executed a Right of First Refusal-Exploration Agreement ("Exploration Agreement") with Viking International Petroleum, LLC. ("Viking"). Viking holds a license to 118 square miles of 3D data in Wharton and Jackson counties, Texas. Under the Exploration Agreement, Viking will present to the Company drillable, seismically defined prospects, which the Company shall lease and either drill for its own account or promote to industry partners. Initially, the Viking agreement included 5 prospects, but it has since been expanded to include approximately 25 prospects.

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

     The Company expects to acquire additional acreage in 2005 relating to the Exploration Agreement and expects to commence drilling operations on certain of the leases and prospects in the second half of 2005, of which there can be no assurance.

     To minimize leasing costs relating to the ongoing oil and gas leasing program in Wharton and Jackson County, Texas, relating to the Exploration Agreement, on October 27, 2004, an agreement was signed with Lone Star Natural Resources, LLC. ("Lone Star"). Under the Loan Star agreement, Lone Star committed to provide all land, leasing and title services to put together the necessary acreage for certain undrilled 3D prospects in Wharton and Jackson County, Texas. Lone Star will be compensated for services in the form of an overriding royalty on each oil and gas lease acquired. The Company is responsible for funding any lease bonus to be paid for each lease. The Company believes that this arrangement will help the Company limit land and title research expenses relating to acquiring leases on the various tracts. Offers have already been made to mineral owners on various tracts, and the first leases have been acquired in Jackson County on two separate prospects. The
Company expects to lease up to 10 separate prospects for drilling throughout 2005 and 2006.

BROOKSHIRE  DOME  FIELD  AREA:

     The Company has an ongoing oil and gas leasing program in Waller County, Texas in the area of the Brookshire Dome Field. The Company has acquired 26 leases in Waller County where exploration and development drilling is planned. The Company expects to commence drilling activities on the first well around June 1, 2005, prior to the expiration date of three leases on July 1, 2005, of which there can be no assurance. The earliest lease expiration date is July 1, 2005 with most of the remaining leases expiring on September 5, 2005. These leases are subject to the provisions of an agreement with Aquatic Cellulose International Corp., which is publicly traded ("Aquatic" and the "Aquatic Agreement"). The Aquatic Agreement was subsequently amended by the First Amendment of Purchase and Sale & Exploration Agreement on March 7, 2005, which had an effective date of January 1, 2005 (the "Amendment"). The Amendment gives Aquatic an exclusive, non-transferable right, but not the obligation to participate with the Company in the first two drilling prospects developed under the Exploration Agreement with Viking in Wharton and Jackson County, Texas, by acquiring up to a 75% interest in these two prospects. Additionally, pursuant to the Amendment, Aquatic, at its option may participate up to a 50% working interest in drilling of the initial test well proposed by the Company on the 25 acre Isaac Holiday tract in the William Cooper Survey in the Brookshire Dome field area, described in more detail above. If Aquatic does not elect to participate in the initial test well on this tract, it will forfeit the right to participate in any subsequent wells on this tract. Additionally, under the original Aquatic Agreement, Aquatic was granted the option to extend its participation for successive one year periods. The Amendment removed this provision and the Aquatic Agreement will now expire on December 31, 2005, without further obligation on the part of the Company or Aquatic, except for those obligations arising from any work in progress. Additionally, the Amendment changed the original Aquatic Agreement to allow the Company to receive shares in Aquatic, instead of the Company's Chief Executive Officer, as was provided under the original Aquatic Agreement, and to reduce the Company's shares in Aquatic from 15% under the original Aquatic Agreement to 7.5% under the Amendment, upon its reorganization and re-capitalization.

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

PRADO  FIELD  LEASES,  JIM  HOGG  COUNTY,  TEXAS.

     In June 2004, the Company acquired leases in the Prado Field comprising 1280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston Texas ("JMI"). There are currently 4 active wells on this lease and 20 inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from the Company.


NEW  DEVELOPMENTS  IN  THE  PRADO  FIELD:

       On April 26, 2005, the Company entered into a Development Agreement relating to the Prado Field interests with Strong Petroleum Group, Inc. (a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's Prado field interests ("Development Agreement"). The Development Agreement had an effective date of April 1, 2005, and is contingent upon the Kenedy Memorial Foundation of Corpus Christi, Texas, providing their written consent to the assignment of the leases covered by the Development Agreement within twenty (20) days of the date the Development Agreement was entered into. This written consent was received by the Company on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Aquatic Cellulose International ("Aquatic"). Strong will pay all of the initial work program expenditures while providing the Company and Aquatic a 12.5% carried working interest. The scope of the "Work Program" shall, at a minimum, include the following activities: Strong will conduct a comprehensive study in the Prado Field and perform workovers as needed or in lieu of working over wells, Strong may, at its election, substitute the drilling of new wells(s), or the workover of other wells in adjacent acreage later acquired from the Kenedy Memorial Foundation of Corpus Christi, Texas and/or re-enter wells that are presently shut-in or plugged and abandoned. These alternative operations shall be pursued as necessary in combination with other workovers until the Work Program required expenditure of $2,000,000 is met, and Strong will drill, test and complete, if commercially viable, a minimum of two (2) new wells to a true vertical depth ("TVD") not to exceed 5,500 feet.

     Strong shall be entitled to receive a Partial Assignment of the interests purchased from JMI Energy, Inc., if Strong completes the Work Program before December 31, 2005, expends no less than two million dollars ($2,000,000) in accordance with the terms of the Work Program, does not breach the Development Agreement, and has no outstanding debt which would or could support a lien on the Prado Field interests.

     If Strong is not entitled to the assignment, Strong's rights will terminate with respect to any and all producing wells associated with the Prado Field, effective December 31, 2005; Strong shall cease to be operator and shall cooperate in returning operations, including all documents thereto received or generated in that capacity to the Company; Strong shall execute a release of rights indicating that it does not own or claim any interest in the Prado Field; and all right title and interest in all equipment theretofore installed on the Prado Field lease shall become the property of the Company.

      On a pro-rata basis the Company and Aquatic will have a one time option to elect to convert the 12.5% carried working interest to a 33 1/3% cost bearing working interest. The Company and Aquatic will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the 12.5% up to the 33.333% of the initial $2.0 million expenditures.


SOUTH  SARGENT  FIELD-  MATAGORDA  COUNTY.  TEXAS

     The Company acquired 100% of the working interest in the South Sargent Field from Calpine Natural Gas (NYSE) and its partner ("Calpine") in January 2004. The South Sargent Field is located in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,545 acres.

     At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345' sand. One of the original producing wells acquired from Calpine, the Hamill #19 ceased flowing gas after producing 615 MMCF of gas from the original completion at 3,917', in May 2004. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. The Hamill #19 is currently shut-in, while the well and seismic data are being further evaluated for possible recompletion. At present, there are two (2) producing wells on the Hamill Lease Hamill #17 and Hamill #2, with daily production in excess of approximately 350 mcfg per day, (MCFGPD) however, the Company can give no assurances that the wells will continue to produce at this rate, if at all.


     A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, and is currently being interpreted, with an expected completion date of June 1, 2005. The Company believes that the initial review of the reprocessed data is encouraging and it believes that there are gas reserves remaining on the acreage which are classified as proven undeveloped reserves and possible undeveloped reserves in the undrained areas of this field above 6,500 feet, however the Company can make no assurances that any gas reserves exist.

     During January 2005, work over operations were commenced on the Hamill #17 well which had been shut-in since 2001, by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and down hole gamma ray density neutron cased hole logs were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4230 feet; and is currently producing gas at the rate of 260 MCF per day on a 7/64" choke with a flowing tubing pressure of 980 pounds per square inch ("psi"). Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, after the current completion at 4,230 feet depletes.

     The Company has identified potential work over operations for existing shut-in well bores in this field and the Company expects to commence work over operations on the Hamill #2 and #14 well bores in May of 2005 depending on availability of a workover rig and other equipment. A rig has been committed to this project, however there can be no assurance of the exact time of arrival

SAN  MIGUEL  CREEK  FIELD-  MCMULLEN  COUNTY.  TEXAS

     The San Miguel Creek Field is located in north central McMullen County near its border with Atascosa County, approximately 75 miles due south of San Antonio, Texas. The Company currently owns and operates the 200 acres Herrera Lease and the 40-acre Wheeler #2 lease in this field (240 acres total). The Company now controls 100% of the working interest in the wells. A new 3D seismic survey was recently completed in this field, to help identify further drilling locations in the Wilcox formation at 6,000 feet and possibly deep seated targets down to 14,000 feet on our acreage. During 2005, the Company plans to acquire a portion of this new 3-D seismic survey to help delineate additional drilling prospects on our acreage, of which there can be no assurance.

TENNA  (HILLJE  SAND)  FIELD-  WHARTON  COUNTY,  TEXAS

     The Company acquired 100% of the working interest in three (3) wells in the Tenna field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet. A newer 3-D seismic survey has been shot over the field and the surrounding area and we are in discussions to acquire a portion of the survey to reprocess and interpret, of which there can be no assurance. There are mapped attic oil locations on our leases and we anticipate drilling new well location(s) in 2005, of which there can be no assurance.

OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:
------------------------------------------

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE LAST THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.



                                         MARCH  31,  2005     MARCH  31,  2004
                                         -------------------------------------

AVERAGE SALE PRICE OF OIL                    $49.08             $33.85
  (PER BBL.)
AVERAGE SALE PRICE OF GAS                    $ 4.66             $ 4.77

ANNUAL 8/8THS GROSS OIL AND GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES
FOR THE LAST THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.
--------------------------------------------------------------------------
                                         MARCH 31, 2005     MARCH 31, 2004

ALL PRODUCING PROPERTIES-OIL IN BARRELS       6,850              6,878

ALL PRODUCING PROPERTIES-GAS IN MMBTU        18,077             73,525


OIL  AND  GAS  ACREAGE

     In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's acreage position at March 31, 2005:


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

PRODUCTIVE  WELLS

     The following table sets forth our gross and net productive oil and natural gas wells at March 31, 2005:



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
                      ============= ============ =========== ===========


  DRILLING  ACTIVITY:

     The following table sets forth the results of our drilling activities over the first quarter of 2005:

                              Oil  Wells                 Gas  Wells
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
                      ------------ ------------- ----------- -----------


SIGNIFICANT  OIL  AND  GAS  PURCHASERS  AND  PRODUCT  MARKETING

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the quarter ended March 31, 2005, we had two purchasers that each accounted for 10% or more of our oil and natural gas revenues: Flint Hills Resources purchased 100% of our crude oil production on a month to month competitive contract basis. Harvest Pipeline Company ("Harvest Pipeline") purchased 100% of our natural gas production.

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

OIL  MARKETING.

     The quality of our crude oil varies by area as well as the corresponding price received. In the San Miguel Creek Field in McMullen County, Texas, the Tenna Field, Wharton County, Texas; and Prado Field, Jim Hogg County, Texas, our oil production is primarily light sweet crude, which typically sells at or near NYMEX West Texas Intermediate ("WTI") prices, or often at a premium.

NATURAL  GAS  MARKETING

     Virtually all of our natural gas production is close to existing pipelines. We sell all of our natural gas to Harvest Pipeline on a month to month contract with prices fluctuating month-to-month based on a discount to the published Houston Ship Channel Inside FERC, first of month index price.

COMPARISON  OF  OPERATING  RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

Revenues-

    Revenues for the three months ended March 31, 2005 were $239,395 as compared to revenue of $887,030 for the three months ended March 31, 2004. Revenues from the sale of oil and gas were $239,395 for the three months ended March 31, 2005 and $570,728 for the same period in 2004. This is a decrease of 58% which is attributed to several of our Hamill wells being shut in for recompletion work. For the three months ended March 31, 2005, no oil and gas properties were sold, however, for the three months ended March 31, 2004, properties totaling $26,302 were sold; and Aquatic Cellulose International Corporation purchased a 20% working interest and 16% net revenue interest in the Hamill lease which caused a total gain on the sale of oil and gas properties of $316,302.

Expenses-

    Total expenses for the three months ended March 31, 2005 increased $1,480,813 or 568%, to $1,741,602 compared to $ 260,789 for the three months ended March 31, 2004. This increase was attributed to the following: an increase in general & administrative expenses of $1,563,082, to $1,581,130 for the three months ended March 31, 2005 which included stock issued to consultants for services rendered to the Company valued at $1,435,000, compared to general and administrative expenses of $18,048 for the three months ended March 31, 2004. Lease operating expenses decreased $16,764 or 13% to $108,894 for the three months ended March 31, 2005, compared to $125,158 for the three months ended March 31, 2004. Depreciation, depletion and amortization decreased $66,982 to $43,919 for the three months ended March 31, 2005, compared to $110,901 for the three months ended March 31, 2004.

Other  Income  (Expense)-

     The Company wrote down Vertica liabilities in the amount of $95,867 for the three months ended March 31, 2005. Interest expense decreased $29,769, or 47% to $33,189 for the three months ended March 31, 2005, compared to $62,958 for the three months ended March 31, 2004.

Income  Taxes-

     We recognized no benefit related to the net loss in the first three months of 2005 because we cannot be certain of the future period recoverability of tax assets generated from available net operating losses. There was no provision for state income or federal income taxes in 2005.

     Although we recorded net income for the three months ended March 31, 2004, we did not recognize a tax liability related to this net income because the Company was previously a Subchapter S corporation. As discussed in our Annual Report on Form 10KSB, we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net  Loss-

     The Company had a net loss of $1,444,930 for the three months ended March 31, 2005, compared to net income of $563,283 for the three months ended March 31, 2004. Two main factors which attributed to the net loss for the three months ended March 31, 2005 were that wells in the Hamill field were recompleted and not producing during this period, and the expense of consultants for services in exchange for shares of common stock.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2005, the Company had total assets of $2,690,753, which included total current assets of $733,551, which consisted of cash of $496,505, accounts receivable-trade of $165,848, accounts receivable-related party of $5,000, which amount is owed from a company owned by the Company's Chief Executive Officer which was repaid in May 2005, inventory of $55,398, and other assets of $10,800. Non-current assets included $4,832 of office equipment, net of depreciation of $899, and $2,756,018 of total oil and gas properties, using successful efforts method of accounting, which included $2,470,529 of proved properties, $71,549 of unproved properties, and $213,940 of well related equipment and facilities, less accumulated depreciation, depletion, amortization and impairment of ($803,648) for net oil and gas properties of $1,952,370.

     As of March 31, 2005, the Company had total liabilities of $1,781,380, which consisted solely of current liabilities. Current liabilities consisted of $299,324 in accounts payable, $621,673 (after write down of $95,867) relating to liabilities assumed in the Company's reverse merger with Vertica, $128,564 in accrued liabilities, $10,000 in notes payable to related parties, which is payable to the Company's Chief Executive Officer and was paid in May 2005, $47,869 relating to advances from investors, and $673,950 related to a note payable to Black Rock Energy Capital, Ltd. ("Black Rock")

     As of March 31, 2005, the Company had negative working capital of $1,047,829.

     The Company had net cash provided by operating activities of $84,838 for the three months ended March 31, 2005, which included $1,444,930 of net loss, $1,435,000 for common stock for services, $43,919 of depreciation, depletion and amortization and $95,867 related to a write down of Vertica liabilities. The net cash provided by operating activities also included the following changes, ($77,508) in accounts receivable, $10,305 in inventory, $53,584 in other assets, $46,209 in accounts payable, and $114,126 in accrued liabilities.

     The Company had net cash used in investing activities of $201,765 for the three months ended March 31, 2005, which included $199,510 in capital expenditures for the recompletion of several wells on the Hamill property and $2,255 for the purchase of office equipment.

     The Company had net cash provided by financing activities of $160,651 for the three months ended March 31, 2005, which included payments of $92,208 towards the reduction of the notes payable to Black Rock, receipts of cash from sale of common stock of $57,240 and the sale of $195,619 of subscribed Common Stock.

     The Company entered into an Exclusive Finder's Agreement ("Finder's Agreement") with a third party ("Finder") on April 12, 2005, in connection with introductions to the Company in connection with the sale of equity, equity-related or debt securities ("Securities"). The Company has not raised any money in connection with the sale of Securities pursuant to the Finder's Agreement as of the date of this report. Finder has the right to receive compensation of seven percent (7%) of the gross offering of the receipt of any funds from Securities sold and the right to receive warrants to purchase shares of the Company's Common Stock equal to three percent (3%) of the compensation raised as a result of Finder's introductions to the Company. As of the date of this report the Company has raised no money in connection with the Finder's Agreement. The Company has the right to terminate the Finder's Agreement upon written notice at any time after May 12, 2005.

     The Company raised approximately $252,857 through the sale of 861,086 shares of restricted Common Stock to non-us persons in connection with Offshore Subscription Agreements, pursuant to Regulation S of the Securities Act of 1933, during the three months ended March 31, 2005, which amount included 438,678 shares which were issued subsequent to the three months ended March 31, 2005. The Company received an additional $356,850 in connection with the sale of 751,108 shares of restricted Common Stock to non-us persons, in connection with Offshore Subscription Agreements, pursuant to Regulation S of the Securities Act of 1933, subsequent to the three months ended March 31, 2005, which includes 204,936 shares which the Company has not issued as of the date of this report. The Company anticipates receiving minimal funding through the sale of Common Stock pursuant to Regulation S moving forward.

     The Company believes that the cash on hand and cash received from the Company's operations will be adequate to fund its operations over the next twelve months. At this time however, no additional financing has been secured. The Company has no commitments from officers, directors or affiliates to provide funding. Our growth and continued operations could be impaired by limitations on our access to the capital markets. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to pursue our exploration and drilling strategy. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will not involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.



RISK  FACTORS

     NEED FOR ADDITIONAL FINANCING. The Company anticipates the need for $5 million of additional financing to complete planned exploration and development activities in 2005 and 2006. We may not be able to raise any additional financing pursuant to our term sheet with a placement agent, through which we received approximately $252,859 in connection with the sale of 861,086 shares of restricted Common Stock during the three months ended March 31, 2005, pursuant to Regulation S, or through any other form of financing in the future. The Company does not have any additional commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is not able to raise the capital necessary to continue its business operations, it may be forced to abandon or curtail its business plan.

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

     EDWARD R. DESTEFANO OWNS APPROXIMATELY 76.5% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Edward R. DeStefano, the sole director of the Company and the Company's Chief Executive Officer, holds 37,500,000 shares of the Company's Common Stock, representing approximately 76.5% of the outstanding shares of our Common Stock. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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


                    PART  II  OTHER  INFORMATION

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

     In February 2005, the Company received correspondence from former directors and employees of the Company, which alleged that the Company owed those former directors approximately $273,600 in accrued and unpaid wages, payroll taxes and unpaid loans and interest. This correspondence threatened litigation against the Company, and the Company is currently pursuing a settlement. The Company has agreed to settle this claim in return for 100,000 restricted shares of the Company's common stock, which settlement documents have been drafted but have not yet been executed as of the date of this report.

     The Company has also received correspondence from individuals formerly associated with the Company, alleging that they are owed 500,000 shares of the Company's Common Stock in connection with the extinguishment of debt. The Company is currently pursuing a settlement.

     Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.


ITEM  2.   CHANGES  IN  SECURITIES

     In January 2005, the Company issued 2,050,000 shares of Common Stock to three individuals for consulting services rendered to the Company, pursuant to the Company's S-8 registration statement, which shares had a value of $1,435,000 (or $0.70 per share).

SALES  OF  UNREGISTERED  SECURITIES

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

SUBSEQUENT  TO  THE  THREE  MONTHS  ENDED  MARCH  31,  2005

     In April 2005, the Company issued an aggregate of 992,850 shares of the Company's restricted common stock to an escrow agent, in connection with Offshore Subscription Agreements, in a transaction not registered under the Securities Act of 1933 (the "Act"). This amount included 314,415 shares of restricted Common Stock which was sold by the Company in February and March 2005, and previously reported in the Company's Form 10-KSB as unissued as of the filing of that report. The Company claims an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

     In April 2005, the Company issued 16,000 restricted common shares to Beau Price and 30,000 restricted common shares to Lynn Landrum in connection with debt conversion agreements entered into to convert $10,000 and $20,000, respectively, into shares of the Company's common stock. The Company claims an exemption from registration afforded by Section 4(2) of the Act for the above issuances, since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict the transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     In May 2005, the Company sold 204,936 restricted shares of Common Stock in connection with Offshore Subscription Agreements in a transaction not registered under the Securities Act of 1933, which shares have not been issued as of the date of this report. The Company claims an exemption from registration afforded by Section 4(2) of the Act for the above issuances, since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict the transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.


ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES

NONE.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE.

ITEM  5.   OTHER  INFORMATION

CONVERTIBLE  PREFERRED  STOCK

     On March 5, 2005, 5,000 shares of Series A Convertible Preferred Stock, held by William Mason, the Company's former Chief Executive Officer became convertible the option of Mr. Mason. Mr. Mason has given the Company notice that he wishes to convert his preferred stock, however the Company is currently trying to negotiate with Mr. Mason regarding the possible transfer of a portion of the Common Stock issuable upon conversion of the Series A Convertible Preferred Stock to extinguish liabilities relating to the purchase of the Vertica Shell, and has not converted the preferred shares as of the date of this filing. Each share of Series A Preferred Stock is able to vote an amount equal to 300 shares of Common Stock. All shares of preferred stock rank prior to all other stock of the Company, as to payments of dividends and to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary. Each share of Series A Preferred Stock can be converted into 300 shares of the Company's Common Stock at the option of the holder, provided that there are a sufficient number of shares authorized but unissued and unreserved.

PRADO  FIELD  DEVELOPMENT  AGREEMENT

       On April 26, 2005, the Company entered into a Development Agreement relating to the Prado Field interests with Strong Petroleum Group, Inc. (a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's Prado field interests ("Development Agreement"). The Development Agreement had an effective date of April 1, 2005, and is contingent upon the Kenedy Memorial Foundation of Corpus Christi, Texas, providing their written consent to the assignment of the leases covered by the Development Agreement within twenty (20) days of the date the Development Agreement was entered into. This written consent was received by the Company on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Aquatic Cellulose International ("Aquatic"). Strong will pay all of the initial work program expenditures while providing the Company and Aquatic a 12.5% carried working interest. The scope of the "Work Program" shall, at a minimum, include the following activities: Strong will conduct a comprehensive study in the Prado Field and perform workovers as needed or in lieu of working over wells, Strong may, at its election, substitute the drilling of new wells(s), or the workover of other wells in adjacent acreage later acquired from the Kenedy Memorial Foundation of Corpus Christi, Texas and/or re-enter wells that are presently shut-in or plugged and abandoned. These alternative operations shall be pursued as necessary in combination with other workovers until the Work Program required expenditure of $2,000,000 is met, and Strong will drill, test and complete, if commercially viable, a minimum of two (2) new wells to a true vertical depth ("TVD") not to exceed 5,500 feet.

     Strong shall be entitled to receive a Partial Assignment of the interests purchased from JMI Energy, Inc., if Strong completes the Work Program before December 31, 2005, expends no less than two million dollars ($2,000,000) in accordance with the terms of the Work Program, does not breach the Development Agreement, and has no outstanding debt which would or could support a lien on the Prado Field interests.

     If Strong is not entitled to the assignment, Strong's rights will terminate with respect to any and all producing wells associated with the Prado Field, effective December 31, 2005; Strong shall cease to be operator and shall cooperate in returning operations, including all documents thereto received or generated in that capacity to the Company; Strong shall execute a release of rights indicating that it does not own or claim any interest in the Prado Field; and all right title and interest in all equipment theretofore installed on the Prado Field lease shall become the property of the Company.

      On a pro-rata basis the Company and Aquatic will have a one time option to elect to convert the 12.5% carried working interest to a 33 1/3% cost bearing working interest. The Company and Aquatic will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the 12.5% up to the 33.333% of the initial $2.0 million expenditures.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.)   EXHIBITS

EXHIBIT  NO.            DESCRIPTION


10.1(1)             Subscription  Agreement  with  Kitaro,  Inc.

10.2(1)             Purchase  and  Sale  &  Exploration  Agreement  with Aquatic

10.3(1)             First  Amendment  of  Purchase  and  Sale  &  Exploration
                    Agreement  with  Aquatic

10.4*               Development  Agreement  with  Strong
                    (with  all confidential information removed)

31.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(1)             Glossary  of  Oil  and  Gas  Terms

(1) Filed as Exhibits to the Company's Form 10-KSB filed with the Commission on March 31, 2005, and incorporated herein by reference.

*     Filed  herein
b.)   REPORTS  ON  FORM  8-K

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

     The Company filed a report on Form 8-K on February 16, 2005, to report that In December 2004, the Company issued 1,099,107 shares of the Company's restricted common stock to 148 investors and in January 2005, the Company issued 422,408 shares to 45 investors, in connection with Offshore Subscription Agreements, in transactions not registered under the Securities Act of 1933 (the "Act").


Reports  on  Form  8-K  subsequent  to  the  three  months  ended March 31, 2005

     The  Company  filed  a report on Form 8-K on April 14, 2005, to report that
(a) in April 2005, the Company issued an aggregate of 562,708 shares of the Company's restricted common stock to an escrow agent, in connection with Offshore Subscription Agreements, in a transaction not registered under the Securities Act of 1933 (the "Act"), (b) that in April 2005, the Company issued 16,000 restricted common shares to Beau Price and 30,000 restricted common shares to Lynn Landrum in connection with debt conversion Agreements entered into to convert $10,000 and $20,000, respectively, into shares of the Company's common stock, (c) that effective April 11, 2005, the client auditor relationship between the Company and Malone & Bailey, PC, Certified Public Accountants ("Malone") ceased as the former accountant was dismissed and that effective
April 11, 2005, the Company engaged Helin, Donovan, Trubee & Wilkinson LLP, Certified Public Accountants ("Helin") as its principal independent public accountant for the fiscal year ended December 31, 2005, (d) and that on February 3, 2005, the Company entered into a Memorandum of Understanding ("MOU") with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's Prado field interests.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            New  Century  Energy  Corp.

DATED:  May 23,  2005                  By:  /s/  Edward  R.  DeStefano
                                             ------------------------
                                            Edward  R.  DeStefano
                                            Chief  Executive  Officer  and
                                            Chief  Financial  Officer