Form 10QSB
period 2005-06-30
New Century Energy Corp.
filed 2005-08-22
CIK 1079797

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                  FORM  10-QSB


                                   (Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For  the  quarterly  period  ended  June 30,  2005

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT
                For  the  transition  period  from            to
                                                     ---------    ----------

                        Commission file number: 000-28813


                           NEW  CENTURY  ENERGY  CORP.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


             COLORADO                                     93-1192725
  (State  or other jurisdiction of             (IRS Employer Identification No.)
        incorporation  or  organization)


                5851 San Felipe, Suite 775, Houston, Texas 77057
                 ----------------------------------------------
                  (Address  of  principal  executive  offices)


                                 (713)  266-4344
                        --------------------------------
                        (Registrant's  telephone  number)

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

     As of August 16, 2005, 54,610,612 shares of the Registrant's $0.001 par value common stock ("Common Stock") were outstanding.

                          PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                  (unaudited)

ASSETS
Current Assets
  Cash                                                                $ 3,204,485
  Accounts receivable                                                     633,113
  Inventory                                                                36,838
  Other                                                                   124,144
                                                                       ----------
  Total Current Assets                                                  3,998,580
                                                                       ----------
Office equipment, net of $1,222 accumulated depreciation                    7,475
Oil and gas properties, using successful efforts
  method of accounting
  Proved properties                                                    13,196,831
  Unproved properties                                                     127,946
  Wells and related equipment and facilities                            1,028,668
                                                                       ----------
                                                                       14,353,445
  Less accumulated depreciation, depletion,
    amortization and impairment                                         (857,023)
                                                                       ----------
  Net oil and gas properties                                           13,496,422
                                                                       ----------
                                                                     $ 17,502,477
                                                                       ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                   $    351,620
  Liabilities related to purchase of Vertica shell                        383,999
  Accrued liabilities                                                      32,876
  Advances from investors                                                  41,608
  Convertible note                                                      1,500,000
                                                                       ----------
  Total Current Liabilities                                             2,310,103
                                                                       ----------
Convertible note, less current portion                                  2,326,232
Asset retirement obligations                                              272,090
                                                                       ----------
Total liabilities                                                       4,908,425
                                                                       ----------
Contingencies                                                                   -

Stockholders' Equity
  Preferred stock, $.001 par, 20,000,000 shares authorized,
    Series A convertible preferred shares, 5,000 shares
    designated and issued                                                       5
    Series B convertible preferred shares, 2,000,000 shares
    designated, none issued                                                     -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 50,880,600 shares issued and outstanding                   50,881
  Additional paid in capital                                           19,523,740
  Shares subscribed, 3,733,000 shares to be issued                         29,195
  Retained deficit                                                     (7,009,769)
                                                                       ----------
  Total Stockholders' Equity                                           12,594,052
                                                                       ----------
                                                                     $ 17,502,477
                                                                       ==========

                                    NEW CENTURY ENERGY CORP.
                                (formerly Vertica Software, Inc.)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     June 30, 2005 AND 2004
                                          (unaudited)

                                         Three months ended June 30    Six months ended June 30
                                             2005          2004            2005        2004
                                           ---------      --------     ---------     ---------
Revenues
  Oil and gas sales                      $  474,673    $  248,375    $  714,067    $  819,103
  Gain on sale of oil and gas properties     98,181             -        98,181       316,302
                                          ---------      --------     ---------      --------
  Total Revenues                            572,854       248,375       812,248     1,135,405
                                          ---------      --------     ---------      --------
Expenses
  Lease operating                            76,847       170,325       185,739       284,449
  Production taxes                           13,493        11,408        21,152        37,622
  General & administrative                  127,413        41,243     1,708,356        35,941
  Depreciation, depletion
    and amortization                         53,698       110,786        97,618       213,026
                                          ---------      --------     ---------      --------
  Total expenses                            271,451       333,762     2,012,865       571,038
                                          ---------      --------     ---------      --------
Operating income (loss)                     301,403       (85,387)   (1,200,617)      564,367
                                          ---------      --------     ---------      --------
Other income (expense)

  Write down of Vertica liabilities         212,154            -        308,021             -
  Vertica expenses                         (172,500)           -       (172,686)            -
  Interest expense                       (1,711,464)     (63,255)    (1,744,652)     (133,720)
  Other income                               16,318            -         20,917             -
  Other expenses                            (77,939)           -        (87,941)            -
                                          ---------      --------     ---------      --------
  Total other income (expense)           (1,733,431)     (63,255)    (1,676,341)     (133,720)
                                          ---------      --------     ---------      --------
Income (loss)
  before income taxes                    (1,432,028)    (148,642)    (2,876,958)      430,647

 Income tax expense (benefit)                     -      (50,538)             -       112,333
                                          ---------      -------     ----------      --------
  NET INCOME (LOSS)                     $(1,432,028)    $(98,104)   $(2,876,958)    $ 318,314
                                         ==========      =======     ==========      ========

Basic and diluted earnings(loss) per share    $(.03)       $(.00)         $(.06)         $.01
                                               ====         ====           ====          ====
Weighted average common shares used in
  computing earnings (loss) per share    48,970,513   37,500,000     47,775,944    37,500,000
                                         ==========   ==========     ==========    ==========


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     Six Months Ended June 30, 2005 and 2004
                                  (unaudited)

                                                            2005           2004
                                                         ----------      --------
Cash flows from operating activities
  Net income (loss)                                   $ (2,876,958)    $ 318,314
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation, depletion and amortization                97,618       213,026
    Write down of Vertica liabilities                     (308,021)            -
    Gain on sale of oil and gas properties                 (98,181)     (316,302)
    Stock for services                                   1,602,500             -
    Stock options exercised                              1,686,825             -
  Changes in:
    Accounts receivable                                    (65,313)       45,283
    Notes receivable                                          (200)      (10,200)
    Inventory                                               28,865       (73,047)
    Other assets                                           (59,760)            -
    Accounts payable                                       (11,438)       83,527
    Accrued liabilities                                     14,044         5,670
    Deferred income taxes                                        -       112,333
                                                        ----------     ---------
  Net cash provided by operating activities                  9,981       378,604
                                                        ----------     ---------

Cash flows from investing activities
  Acquisition of Lindholm Hanson Gas Unit and Wells,
  net of cash acquired                                 (10,753,255)            -
  Capital expenditures on oil and gas properties          (296,242)   (1,477,620)
  Proceeds from sale of oil and gas property                98,181       500,000
  Purchase of office equipment                              (5,219)       (1,753)
                                                        ----------     ---------
  Net cash used in investing activities                (10,956,535)     (979,373)
                                                        ----------     ---------
Cash flows from financing activities
  Proceeds from acquisition financing                   15,000,000       904,500
  Proceeds from demand note payable                              -       400,000
  Proceeds from the sale of common stock                   655,273             -
  Payments to reduce long-term debt                       (776,158)     (299,871)
  Payments for deferred loan costs                      (1,204,596)            -
  Investor payments for drilling                            23,739       (27,578)
  Repayments to sole shareholder                                 -      (158,000)
                                                        ----------     ---------
Net cash provided by financing activities               13,698,258       819,051
                                                        ----------     ---------
Net increase in cash                                     2,751,704       218,282

Cash at beginning of the period                            452,781        76,577
                                                        ----------     ---------

Cash at end of the period                              $ 3,204,485     $ 294,859
                                                        ==========      ========

Supplemental disclosures of cash flow information:

Interest paid                                             $(57,827)    $(133,720)
Income taxes paid                                                -             -

Supplemental disclosures of noncash investing and financing activities:

See note - 6

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

     The financial information of New Century Energy Corp. ("New Century" or the "Company") and its wholly owned subsidiaries, Century Resources, Inc. and ERC Solutions, Inc., for the three months and six months ended June 30, 2005 and 2004, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year's data to the current presentation. These reclassifications had no effect on reported earnings. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

NOTE  2  -  ACQUISITION  OF  THE  LINDHOLM  HANSON  GAS  UNIT  AND  WELLS


     New Century acquired certain working interests, overriding royalty interests, and term royalty interests, which together entitle New Century to a 6.2% working interest and a 5.464% net revenue interest in production from the Lindholm-Hanson Gas Unit ("L-H Gas Unit")and certain other leases in the
Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas. The primary reason for the acquisition was to add to our base of "Proved" reserves as well as generate significant future cash flows. New Century paid the sellers $10,753,255 in cash and also issued 1,320,000 shares of common stock towards the purchase price of the L-H Gas Unit. The fair market common share price was $.63 a share for this transaction. The common shares issued for the purchase were valued at $831,600. Also, the effective date of the agreement regarding the unit's revenue and expenses was agreed upon by both New Century and the sellers as of April 1, 2005. These revenues and expenses, which netted to $677,433, were accounted for as an adjustment to the purchase price.

     The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed, which may be adjusted within one year of the purchase date for changes in estimates of their fair value.



Assets acquired:
     Cash                                                         $    246,745
     Accounts receivable                                               470,585
     Lindholm Hanson Gas Unit and Wells
        Leasehold costs                           $10,441,337
        Equipment                                     787,269
                                                   -----------      11,228,606
                                                                   -----------
Total assets acquired                                               11,945,936
                                                                   -----------
Liabilities assumed
    Accounts payable                                                   109,944
    Accrued liabilities                                                  4,392
                                                                   -----------
Net assets acquired                                               $ 11,831,600
                                                                   ===========

A summary of the acquisition consideration is as follows:

    Cash paid                                      $11,000,000
    Cash received from seller at closing              (246,745)
                                                   -----------
    Net cash paid to sellers for acquisition                       $10,753,255
    Common stock issued 1,320,000 shares at $.63 per share             831,600
                                                                   -----------
Total cash and common stock for acquisition                        $11,584,855
                                                                   ===========

NOTE  3  -  OTHER  OIL  AND  GAS  PROPERTIES  -  PRADO  FIELD

     Effective April 1, 2005, New Century entered into a Development Agreement with Strong Petroleum Group, Inc. a Texas corporation, to invest and participate in the re-development of New Century's Prado Field interests. The Development Agreement calls for Strong to invest at least $2,000,000 in the initial work program by December 31, 2005. Strong Petroleum paid New Century and Aquatic Cellulose International (Aquatic) a $225,000 signing bonus for the right to future earnings from the development of the Prado Field. Strong will pay all of the initial work program expenditures while providing New Century and Aquatic a 12.5% working interest. New Century recognized a gain of $98,181 after expensing legal and brokerage fees as well as paying Aquatic it's 50% interest of the bonus consideration of $98,181.


NOTE 4 - ACQUISITION FINANCING

     In connection with the L-H Gas Unit acquisition, New Century executed the following financing transactions:


Secured convertible term note-

     On June 30, 2005, New Century entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"), whereby New Century sold a Secured Convertible Term Note (the "Convertible Note") in the principal amount of $15,000,000 which is convertible into an aggregate of 24,193,548 shares of New Century's common stock at a conversion price of $0.62 per share.

     The Convertible note bears interest at the prime rate (as published in the Wall Street Journal) plus 2% (the "Contract Rate"). As of June 30, 2005, the Contract Rate was 8%. The interest on the Convertible Note shall be payable monthly, in arrears, commencing on September 1, 2005 (each monthly date being a "Determination Date"). Monthly principal payments of $250,000 commence January 1, 2006 along with any accrued and unpaid interest. On June 30, 2008(the "Maturity Date"), New Century will pay Laurus an amount equal to the outstanding principal amount of the Convertible Note, plus any accrued and unpaid interest.

     The Contract Rate shall be calculated on the last business day of each calendar month hereafter (other than for increases or decreases in the prime rate) until the Maturity Date and shall be subject to adjustment as follows:
(i)New Century shall have registered the shares of the common stock underlying the conversion of the Convertible Note and each Warrant on a registration statement declared effective by the Securities and Exchange Commission (the "SEC") and (ii)the market price of the common stock as reported by Bloomberg, L.P. on the principal market for the five (5) trading days immediately preceding a Determination Date exceeds the applicable Fixed Conversion Price by at least 25%, the Contract Rate for the succeeding calendar month shall automatically be reduced by 100 basis points for each incremental 25% increase in the market price of the common stock above the applicable Fixed Conversion Price. In no event shall the Contract Rate at any time be less than zero percent.

     The monthly amount of the Convertible Note payment may be made in cash or common stock. When the monthly amount is paid in cash, New Century shall pay Laurus an amount in cash equal to 102% of the monthly amount. The monthly amount may be converted into shares of common stock. The shares will be issued to Laurus and the number shall be determined by dividing the portion of the monthly amount converted into shares of common stock, by the applicable Fixed Conversion Price of $0.62. The following criteria must be met in order to convert common stock for payment of the monthly amount. The average closing price of the common stock as reported by Bloomberg L.P. on the principal market for the five trading days immediately preceding such amortization date shall be greater than or equal to 110% of the Fixed Conversion Price. Finally, Laurus shall not convert shares which would exceed the difference between (i)9.99% of the outstanding shares of common stock and (ii)the number of shares of common stock beneficially owned by Laurus.

     This Convertible Note was issued with a beneficial conversion feature, and using the Black-Scholes Method, the intrinsic value of the beneficial conversion feature was computed at $5,488,740. The value of the conversion feature was allocated to additional paid-in capital and resulted in a reduction of the initial carrying amount of the Convertible Note. The beneficial conversion feature will be amortized using the straight line method over the life of the note, or 36 months; however, if the monthly payment is paid in common stock during the 36 months, the prorated amount of the beneficial conversion feature will be released from the discount of the Convertible Note and expensed in the period it is converted.

     New Century also incurred closing costs of $1,204,596 in connection with the closing of the Securities Purchase Agreement. The net fees and costs shall be recognized over the life of the loan by using the effective interest method. The effective interest rate of the deferred loan costs is 12.18% and the $1,204,596 will be amortized over a period of 36 months.

Common  stock  purchase  warrants-

     On June 30, 2005, in connection with the Securities Purchase Agreement New Century granted Laurus a seven year Common Stock Purchase Warrant ("Laurus Warrant") to purchase 7,258,065 shares of New Century's common stock at an exercise price of $.80 per share. The holder may exercise the Laurus Warrant immediately. The Laurus Warrant allows the holder to purchase the shares until 5:00 PM CST, June 30, 2012.

     The Laurus Warrant was issued with a beneficial conversion feature, and using the Black-Scholes Method, the intrinsic value of the beneficial conversion feature was computed at $1,306,452. The value of the conversion feature was allocated to additional paid-in capital and resulted in a reduction of the initial carrying amount of the Convertible Note. The beneficial conversion feature will be amortized using the straight line method over the life of the note, or 36 months; however, if the Laurus Warrant is exercised during this 36 months, the remaining balance of the beneficial conversion feature will be released from the discount of the Convertible Note and expensed in the period it is exercised.

     On June 30, 2005, New Century also granted Energy Capital Solutions, L.P., a three year Common Stock Purchase Warrant ("ECS Warrant") to purchase 900,000 shares of New Century's common stock at an exercise price of $.80 per share, with piggyback registration rights pursuant to a finders agreement in connection with the closing of the Securities Purchase Agreement between New Century and Laurus. The ECS Warrant allow Energy Capital Solutions, L.P. to purchase the shares until 5:00 PM CST, June 30, 2008.

     The ECS Warrant was issued with a beneficial conversion feature, and using the Black-Scholes Method, the intrinsic value of the beneficial conversion feature was computed in the amount of $162,000. The value of the conversion feature was allocated to additional paid-in capital and resulted in a reduction of the initial carrying amount of the convertible term note. The beneficial conversion feature will be amortized using the straight line method over the life of the Convertible Note to Laurus, or 36 months; however, if the ECS Warrant is exercised during this 36 months, the remaining balance of the beneficial conversion feature will be released from the discount of the convertible note and expensed in the period it is exercised.

Stock  option  agreement-

     On June 30, 2005, at the closing and in connection with the Securities Purchase Agreement, New Century granted an option to Laurus ("Laurus Stock Option") which vested immediately to purchase any time or from time to time, up to 10,222,784 shares of New Century's common stock. The exercise price per share is $.001 and Laurus is limited to 9.99% of the outstanding common stock of New Century. On June 30, 2005, Laurus exercised 3,675,000 options from the total of 10,222,784 available, leaving 6,547,784 options outstanding. Laurus paid $3,675 to New Century for 3,675,000 restricted common shares on July 28, 2005. Laurus agreed under the agreement not to sell any shares of Common Stock exercisable upon exercise of the options until: (a) payment in full of all of the obligations and liabilities of New Century to Laurus under the Securities Purchase Agreement and Note have been paid in full and (b) the exercise of the Laurus Warrant; provided, however that Laurus may sell all or any portion of the Common Stock issuable upon the exercise of the Laurus Stock Option following an event of default.

     The Laurus Stock Option was issued with a beneficial conversion feature to New Century, and using the Black-Scholes Method, the intrinsic value of the beneficial conversion feature was computed in the amount of $4,702,481. The value of the conversion feature was allocated to additional paid-in capital and resulted in a reduction of the initial carrying amount of the convertible term note. The beneficial conversion feature will be amortized using the straight line method over the life of the Convertible Note to Laurus, or 36 months; however, if the Laurus Stock Option, or any percentage of the Option is exercised during this 36 months, a prorated amount or the remaining balance of the beneficial conversion feature will be released from the discount of the convertible note and expensed in the period it is exercised.

As a result of these acquisition financing transactions, the Convertible Note balance at June 30, 2005 was adjusted as follows:

Notional  balance                                                  $15,000,000
    Less  adjustments:
    Beneficial  conversion feature - Laurus Convertible Note        (5,488,740)
    Beneficial  conversion feature - Laurus Stock Option            (4,702,481)
    Beneficial  conversion feature - Laurus Warrant                 (1,306,452)
    Beneficial  conversion feature - Energy Capital Warrant           (162,000)
    Deferred  loan costs                                            (1,204,596)
    Accretion  of  Laurus Options exercised on June 30, 2005         1,690,500
                                                                    ----------

Convertible  Note  Balance, as adjusted                            $ 3,826,231
                                                                    ==========

This  consists  of  the  following:

Current  portion                                                  $  1,500,000
Long  term  portion                                                  2,326,231
                                                                    ----------
                                                                  $  3,826,231
                                                                    ==========

Common  stock-

     On June 30, 2005, New Century entered into a Purchase and Sale Agreement for the Lindholm-Hanson Gas Unit and Wells and 1,320,000 shares of restricted common stock were issued to 17 individuals and entities as part of the purchase price for the unit. The common stock was valued at $.63 a share with a total value of $831,600.

NOTE  5  -  ASSET  RETIREMENT  OBLIGATION

     New Century recognized $272,090 as its asset retirement obligation as of June 30, 2005. The fair value of the asset retirement obligation is recognized in the period in which the liability is incurred if a reasonable estimate of fair value can be made. For New Century, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. Asset retirement obligations include costs to dismantle and relocate wells and related structures, and restoration costs of land, including those leased. Depreciation of capitalized asset retirement cost and accretion of the asset retirement obligation are recorded over time. The depreciation on the capitalized asset will generally be determined on a unit-of-production basis, while the accretion of the liability will be recognized over the life of the producing assets.

NOTE  6  -  STOCKHOLDERS'  EQUITY

Preferred  stock  -

     The 5,000 shares of Series A convertible preferred stock outstanding became convertible at the option of either the holder or New Century on March
5, 2005 into 1,500,000 shares of common stock. As of June 30, 2005, no shares have been converted. New Century is currently trying to negotiate with the holder of the Series A convertible preferred stock regarding the possible transfer of a portion of the common stock issuable upon conversion of the Series A convertible preferred stock to extinguish the remaining liabilities relating to the purchase of the Vertica shell.

Common  stock  -

     In the first six months of 2005, New Century issued an aggregate of 1,724,934 shares of restricted common stock to 231 investors, in connection with Offshore Subscription Agreements, in a transaction not registered under the Securities Act of 1933. New Century raised $655,273 after offering costs of $72,808. The shares were issued at an average price of $0.42 per share.

     In January 2005, New Century issued 2,050,000 shares of common stock to three individuals for legal and business development consulting services at a value of $1,435,000. The shares were valued at $.70 per share, which approximates market value based on recent sales of the Company's common stock.

     In April 2005, New Century entered into an agreement with an individual to convert $10,000 of debt owed in exchange for 16,000 shares of New Century's restricted common stock.

     In April 2005, New Century entered into another agreement with an individual to convert $20,000 of debt owed in exchange for 30,000 shares of New Century's restricted common stock.

     In June 2005, New Century entered into a Settlement Agreement and Mutual Release with Core Concepts, LLC ("Core Concepts") in exchange for 250,000 shares of restricted common stock valued at $167,500 with a share price of $0.67 per share.


Shares  subscribed  -

     In July of 2005, a settlement agreement was signed with three former directors of Vertica Software relating to a dispute over alleged unpaid wages from 2001. In the settlement agreement, New Century agreed to issue 58,000 shares of restricted common stock in exchange for the three employees to acquit, release and forever discharge any claims for their alleged past wages. As a result of this settlement, $198,790 was released from the liability initially recorded in connection with the reverse merger with Vertica. The common stock issued was valued at a fair market value of $.44 a share, or a total of $25,520. The remaining $173,270 was released into "Other income" during the quarter ended June 30, 2005.

     On June 30, 2005, Laurus Master Fund, Ltd. exercised stock options of 3,675,000 shares at $.001 per share. Using the share price of $.46, the total value of the transaction was $1,690,500, and New Century recorded a non-cash interest expense charge of $1,686,825 and an accounts receivable due from Laurus of $3,675. In July 2005, New Century received cash in the amount of $3,675 from Laurus Master Fund, Ltd., and the common stock was issued on July 29, 2005.

Earnings  per  share  -  Weighted  average  shares

     Basic earnings per share is computed by dividing net income or loss attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method to determine the dilutive effect. For the three months and six months ended June 30, 2005 and 2004, there was no dilutive effect of common stock equivalents.

NOTE 7 - OTHER  INCOME  (EXPENSE)

     As of June 30, 2005, $308,021 has been released into "Other income" from the liability initially recorded in connection with the reverse merger with Vertica. The write down of $95,867 in the three months ending March 31, 2005, and $38,884 in the three months ending June 30, 2005, was a result of creditor settlements and the expiration of a four year statute of limitations on other previously reported liabilities. Also, the write down of $173,270 in the three months ending June 30, 2005 was a result of a settlement agreement with prior Vertica employees for disputed back wages <See Note - 6>.

     In June 2005, New Century entered into a Settlement Agreement and Mutual Release with Core Concepts, LLC ("Core Concepts"), Timothy S. Novak and R. Paul Gray in regards to payments made by Core Concepts in 2004 toward approximately $167,500 of Vertica debt and notes payable. During the quarter ended June 30, 2005, the settlement resulted in New Century issuing 250,000 shares of restricted common stock which resulted in $167,500 of additional expense related to Vertica.


NOTE 8 - INCOME  TAXES

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

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards at December 31, 2004 and June 30, 2005, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating loss carryforwards.

NOTE 9 -  EMPLOYEE  BENEFIT  PLANS

401(k)  Plan

     As a result of the Vertica reverse merger, New Century assumed an employee benefit plan under Section 401(k) of the Internal Revenue Code("401(k) plan"). The 401(k) plan is available to all full-time employees. Employees may make contributions up to a specified percentage of their compensation. The Company is not obligated to make contributions, and has made no contributions, under the 401(k) plan.


     2004 Directors, Officers and Consultants Stock Option, Common Stock Warrant and Stock Award Plan ("2004 Plan")

     On December 8, 2004, the Company registered 9,700,000 shares of its common stock for its 2004 plan. The aggregate number of shares that may be optioned subject to conversion or issued under the 2004 plan is 13,000,000 shares of common stock, warrants, options, preferred stock, or any combination thereof ("Company Securities"). The Company's Board of Directors administers the 2004 Plan and has sole discretionary authority to describe, authorize and designate the directors, employees and consultants whose will be granted Company Securities under the 2004 Plan. On January 5, 2005, 2,050,000 shares were issued under the 2004 Plan, and 5,550,000 shares were issued under the 2004 Plan in 2004 for a total of 7,600,000 shares issued pursuant to the 2004 Plan as of June 30, 2005. As of June 30, 2005, there were no options or warrants granted or outstanding under the 2004 Plan.

2002  Employee  Stock  Purchase  Plan

     Also in connection with the Vertica reverse merger, the Company assumed the 2002 Employee Stock Purchase Plan ("2002 ESPP"), whereby the Company may issue up to an aggregate of 70,000 shares of common stock to employees at 85% of the lower of fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market valve of the shares on the date of grant. No shares of the Company's stock were granted under the 2002 ESPP in 2005 or 2004 and there were no options to purchase shares of the Company's common stock at June 30, 2005.

2000  Employee  Stock  Purchase  Plan

     The Vertica reverse merger also provided for the Company assumption of the 2000 Employee Stock Purchase Plan ("2000 ESPP") whereby the Company may issue up to an aggregate of 30,000 shares of common stock to employees at 85% of the lower of the fair market of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market of the shares on the date of grant. No shares of the Company's stock were granted under the 2000 ESPP in 2005 or 2004 and there were no options to purchase shares of the Company's common stock at June 30, 2005.


NOTE  10 -  PROFORMA  FINANCIAL  INFORMATION

     The following unaudited proforma financial information reflects New Century's results of operations as if the acquisition of the Lindholm-Hanson Gas Unit and Wells had occurred on January 1, 2004. The pro forma data is based on historical information and does not necessarily represent the actual results that would have occurred nor is it necessarily indicative of future results of operations.

Unaudited condensed consolidated statement of income (loss) for six months ended June 30, 2005.

                      New Century    Lindholm Hanson      Proforma      Proforma
                      Energy Corp.   Gas Unit & Wells    Adjustment     Combined
                      --------------------------------- ------------------------
Revenues             $   812,248       $1,823,443        $        -  $  2,635,691
                       =========        =========         =========    =========
Net Income (loss)    $(2,876,958)      $1,301,246        $ (600,000) $ (2,175,712)
                       =========        =========         =========    ==========
Earnings (loss) per share:
Basic                $      (.06)      $      .03        $     (.01)  $      (.05)
                             ===              ===               ===          ===
Fully diluted        $      (.06)      $      .02        $     (.01)  $      (.05)
                             ===              ===               ===          ===

The proforma adjustment of $600,000 relates to the interest expense for the Convertible Note financing for the acquisition of the L-H Gas Unit.

Condensed consolidated statement of income (loss) for year ended December 31, 2004.

                      New Century    Linholm Hanson       Proforma       Proforma
                      Energy Corp.   Gas Unit & Wells    Adjustments     Combined
                                       (Unaudited)                      (Unaudited)
                      -----------------------------------------------------------
Revenues              $2,105,581       $2,207,328        $       -     $4,312,909
                       =========        =========        ============ ===========
Net income (loss)    $(4,032,555)      $1,715,300        $(1,200,000) $(3,517,255)
                       =========        =========        ============ ===========
Earnings (loss) per share:
Basic                 $     (.11)       $     .04        $     (.03)   $    (.09)
                             ===              ===              ====          ===
Fully diluted         $     (.11)       $     .04        $     (.03)   $    (.09)
                             ===              ===              ====          ===

The proforma adjustment of $1,200,000 relates to the interest expense for the Convertible Note financing for the acquisition of the L-H Gas Unit.

NOTE 11 -  CONTINGENCIES

     In the ordinary course of business, the Company is subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise, and maintains operator's insurance coverage which management believes is adequate to provide against a material loss in the event of an unfavorable outcome.

     In February 2005, the Company received correspondence from former directors and employees of the Company, which alleged that the Company owed these former directors approximately $297,985 in accrued and unpaid wages, payroll taxes and unpaid loans. This correspondence threatened litigation against the Company. In July of 2005, a settlement agreement was signed with three former employees. In the settlement agreement New Century agreed to issue 58,000 shares of restricted common stock at a fair market value of $25,520 in exchange for the 3 of the 4 employees to acquit, release and forever discharge any claims for the past wages. As a result of this settlement, $198,790 was released from the liability recorded in connection with the reverse merger with Vertica. One former employee has continued to pursue possible legal actions for alleged claims of unpaid wages and unpaid loans made to Vertica in 2001.


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

     On February 1, 2002, the Company's charter was automatically revoked by the Colorado Secretary of State for failure to file a periodic report. Because of the Colorado statute at that time, once a charter was revoked it could not be renewed and the Company was forced to file new a new Articles of Incorporation with the Colorado Secretary of State, which it did on December 22, 2003, as Vertica Software, Inc. The Company has filed a Statement of Merger with the Colorado Secretary of State to merge its former Colorado filings as Perfection Development Corporation/Vertica Software, Inc., with its current filings as New Century Energy Corp.

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

     In April 2005, we entered into an Exclusive Finder's Agreement with a third party, in connection with introductions to us in connection with the sale of equity, equity-related or debt securities. We did not raise any money in connection with the sale of securities pursuant to the Exclusive Finder's Agreement and subsequently terminated the Finder's Agreement.

     In June 2005, we entered into a finder's agreement with Energy Capital Solutions, LP, to provide services to us as a finder in connection with the sale of a debt-related security which would be convertible into shares of our Common Stock. The term of the finder's agreement was sixty days. In connection with the letter agreement, we agreed to pay Energy Capital Solutions, LP an amount equal to 4.0% of the net proceeds raised from any sale of a debt-related security and to issue it warrants equal to 6.0% of the total equity of any debt-related security sold in a placement of a debt-related security, with the same terms as that of the securities sold in such debt-related offering. We paid Energy Capital Solutions, LP $599,000 and granted Energy Capital Solutions, LP 900,000 warrants exercisable at $0.80 per share, with piggyback registration rights in connection with the Closing (described and defined below).

     On June 6, 2005, we entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Core Concepts, LLC ("Core Concepts"), Timothy Novak ("Novak"), our former Director, and R. Paul Gray, our former Director ("Gray") (collectively the "Parties"). The parties renegotiated the amount of shares to be issued by us in consideration for monies advanced prior to the reverse merger transaction (the "Dispute").

     Pursuant to the terms of the Settlement Agreement, we agreed to issue two hundred and fifty thousand (250,000) restricted shares of our Common Stock to Core Concepts in return for Core Concepts, Novak and Gray agreeing to release and forever discharge us, our current and former agents, attorney's, officers, directors, servants, representatives, successors, employees and assigns from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, or state and/or federal securities regulations arising from the Dispute, as well as any other potential claims. We also granted Core Concepts Piggyback Registration Rights in connection with the Settlement.

BUSINESS  OVERVIEW

     Please note that this section and the Company's 10-QSB contain many technical terms used in the oil and gas industry and investors should look to the Glossary incorporated by reference to this Report on Form 10-QSB as Exhibit 99.1.

OPERATED  PROPERTIES:

     As of June 30, 2005, we estimated that our current gross daily deliverability on Company operated properties was approximately 500 Mcf per day and 80 Bpd of crude oil By the end of 2005, we hope to further increase our natural gas deliverability to between 1,000 and 5,000 Mcf per day and our oil production to 160 Bpd, of which we can give no assurances. We plan to continue our recompletion and drilling program on Company owned and operated properties and undeveloped acreage throughout 2005 and beyond. During the fourth quarter of 2004, we commenced reprocessing of our 3-D seismic data base in Matagorda County, Texas. We received results of our first reprocessed seismic data in January 2005 and completed the first phase of our structural and stratigraphic interpretation in June 2005. We believe that the reprocessed 3-D seismic data allows us to better locate and optimize the structural placement of our new drilling locations.

     While it is extremely difficult to accurately forecast future production, we do believe that our drilling program in Matagorda County will provide long-term production growth potential and plan for it to be the backbone of our growth for the foreseeable future.

NON-OPERATED  PROPERTIES:

     On June 30, 2005, we closed the acquisition of the various working, term royalty and overriding royalty interests in the Wishbone Field in McMullen County, Texas, with an effective date for ownership of April 1, 2005. As of June 30, 2005, we estimated that gross 8/8ths daily gas production in the Wishbone Field was approximately 20 MMCF of gas per day, with net daily gas production to the Company's 6.2 % working interest of approximately 1.24 MMCF of gas per day. We believe this was a significant acquisition for us as we added considerable natural gas reserves, which we believe will increase our cash flow significantly. Our third party engineers have attributed over 3.4 billion cubic feet of net proved gas reserves to us, with approximately $15 million of undiscounted future net income attributed to our interests. The acquisition of the Wishbone interest increased our proved gas reserves by over 300% from a total of approximately 1 billion cubic feet of gas to a total of over approximately 4 billion cubic feet of gas.

     We currently have development plans in the Wishbone Field to drill additional new well locations to exploit proven, probable and possible gas reserves. In July 2005, drilling operations commenced on the Lindholm-Hanson Gas Unit #10 well, which reached a total depth of 13,350 feet on July 21, 2005. The well's objective sands were faulted out, and the decision was made to sidetrack the #10 well 700 feet to the north. The original well was plugged back to 10,600 feet and redrilled to 12,875 feet measured depth. The #10 well began producing in August 2005, and was frac stimulated (fracturing rock in the well under extremely high pressure) on August 15, 2005. Production to sales commenced on August 16, 2005 at approximately 8.0 MMCF gas per day. The field operator has presented Approval for Expenditure's ("AFE's") for additional drilling in the Wishbone Field and the Company has agreed to participate in the drilling of additional wells on this acreage in 2005. The Lindholm-Hanson Gas Unit #11 has been approved for drilling and the well spudded (began drilling operatons) on August 15, 2005. The Company also agreed to participate for a 3.1% working interest in the drilling of the Lindholm-Fee #1 on acreage outside the gas unit boundary, and drilling operation commenced on August 9, 2005.

     Drilling  and  completion  costs for the wells currently drilling and three
(3) additional new locations in the Wishbone Field will require an expenditure by the Company of approximately $1.25 million in 2005. On our operated properties, we will require approximately $1.25 million in 2005 to execute our drilling and development plan. We plan to deploy capital raised from Laurus to accomplish and fund our drilling commitments and development plans on both the operated and non-operated properties, of which there can be no assurance.

DESCRIPTION  OF  THE  COMPANY'S  CURRENT  BUSINESS  FOCUS

     Since the date of the Exchange, the Company has focused on oil and gas exploration and production, and the discussion found below describes those activities.

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

                  JOINT VENTURES, AGREEMENTS AND RECENT EVENTS
                  --------------------------------------------

PURCHASE  AND  SALE  AGREEMENT
------------------------------

     Effective on June 27, 2005, we entered into a Purchase and Sale Agreement with Hanson Resources Company, 4 Star Ventures, L.P., Bastante Mas, Ltd., A.M. Brown Family Limited Partnership, Fletcher Ventures, LLC, William Kimble, Prescio Oil & Gas, LLC, Kaye Thompson, Sierra Vista Ventures, L.P., Linda C.
Barber,  B.J.  Drehr,  Barbara A. Hanson, Kurt M. Hanson, George E. Jochetz III,

Karen Smith, John J. Surko, Neil E. Hanson, and BSC Minerals, Ltd. (collectively the "Sellers"). The Sellers were sent payment for the sales price on June 30, 2005. The effective date for ownership of the acquired interests is April 1, 2005. Through the Purchase and Sale Agreement, we acquired certain working interests, overriding royalty interests, and term royalty interests, which together entitle us to a 6.2% working interest and a 5.464% net revenue interest in production from the Lindholm-Hanson Gas Unit and certain other licenses in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas (the "Assets"). We paid the sellers an aggregate of $11,000,000 in cash (generated through the sale of a Secured Convertible Term Note to Laurus Master Fund, Ltd., described in greater detail below) and issued the Sellers an aggregate of 1,320,000 restricted shares of our Common Stock as consideration for the sale of the Assets.

SECURITIES  PURCHASE  AGREEMENT
-------------------------------

     On June 30, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus" and the "Closing"), whereby we sold a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000)(the "Note"), which is convertible into an aggregate of 24,193,548 shares of our Common Stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of Common Stock at $0.80 per share (the "Warrant"); issued an option to Laurus to purchase up to 10,222,784 shares of our Common Stock (representing 20% of our outstanding Common Stock on a fully-diluted basis [prior to the issuance of shares in connection with the Purchase and Sale Agreement]), for $0.001 per share (the "Option"); and entered into a Master Security Agreement, Registration Rights Agreement, Stock Pledge Agreement and Funds Escrow Agreement with Laurus and Century Resources, Inc., our wholly owned subsidiary, entered into a Subsidiary Guaranty with Laurus. The Note, the Warrant, the Option, the Master Security Agreement, the Registration Rights Agreement, the Subsidiary Guaranty, the Stock Pledge Agreement, the Funds Escrow Agreement and all other documents, instruments and agreements entered into in connection with the Closing, shall be referred to as the "Related Agreements."

     In connection with the Closing, we agreed to pay Laurus Capital Management, L.L.C., the manager of Laurus a fee equal to 3.50% of the aggregate principal amount of the Note, totaling $525,000, and agreed to pay Energy Capital Solutions, LP $599,000 and granted Energy Capital Solutions, LP 900,000 warrants exercisable at $0.80 per share, with piggyback registration rights in connection with a finders agreement.

     In connection with the Securities Purchase Agreement, we granted Laurus the right to invest up to an additional $15,000,000, but not less than an additional $1,000,000, under the same terms and conditions of the Note and including the issuance of a proportionate amount of warrants at the same exercise price ($0.80), but no additional option, by March 27, 2006 (270 days from the Date of the Closing).

SUBSIDIARY  GUARANTY  AGREEMENT  AND  COLLATERAL
ASSIGNMENT  AGREEMENT
---------------------

     Century Resources, Inc., our wholly owned subsidiary, entered into a Subsidiary Guaranty Agreement at the Closing with Laurus, whereby it agreed to guaranty the prompt payment of all amounts, when due, owed to Laurus under the Note and in connection with the Closing. We also entered into a Collateral Assignment Agreement at the Closing, whereby we agreed to assign and to grant a security interest to Laurus in all of our rights and benefits under the Purchase and Sale Agreement. Additionally, at the time of the Closing, we entered into a Master Security Agreement with Laurus, whereby we agreed to grant Laurus a continuing security interest in all of our assets, including without limitation, cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we now own or at any time in the future may acquire right, title or interest to.

SECURED  CONVERTIBLE  NOTE
--------------------------

     In connection with the Securities Purchase Agreement, we issued Laurus a three year Secured Convertible Note in the amount of $15,000,000, which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 8.5%, with the prime rate at 6.5% as of August 10, 2005, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note shall be payable monthly, in arrears, commencing on September 1, 2005 (each monthly date being a "Determination Date"). Additionally, if the Registration Statement covering the shares which the Note and Warrant are convertible into has been declared effective and our Common Stock has traded at least 25% above the "Fixed Conversion Rate," which is currently $0.62 and which is subject to adjustment as described below, for the five trading days immediately preceding a Determination Date, then the Contract Rate shall be reduced by 1%, and shall be reduced by 1% for each incremental 25% increase in the market price of our Common Stock above the then applicable Fixed Conversion Rate (for example, if our Common Stock has traded at $0.93 for the five trading days preceding a Determination Date, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our Common Stock traded above the Fixed Conversion Rate), but, in no event shall the Contract Rate at any time be less than 0%.

     Additionally, we agreed to make payments of the principal amount owing under the Note to Laurus on January 1, 2006, and on the first business day of each month thereafter, including the Maturity Date of the Note ("Principal Payment"). Each Principal Payment shall be in the amount of $250,000 together with any accrued and unpaid interest on such portion of the unpaid portion of the Notes (together with any other amounts to be paid, including the Contract Rate, the "Monthly Amount") and to pay Laurus an amount equal to the outstanding principal amount of the Note and any accrued and unpaid interest on the Maturity Date.

     Laurus must convert all or a portion of the Monthly Amount into shares of our Common Stock if: (i) the average closing price of our Common Stock for the five trading days immediately proceeding such payment is greater than or equal to 110% of the Fixed Conversion Price; and (ii) the amount of such conversion does not exceed twenty-five percent of the aggregate dollar trading volume of the Common Stock for the period of twenty-two trading days immediately preceding such payment date; however if (i) is met and (ii) is not, Laurus may convert such amount of the Monthly Amount into shares of our Common Stock that meet (i), above, assuming that such conversion does not cause Laurus to hold more than 9.99% of our then issued and outstanding stock, as described and subject to the conditions listed below. Additionally, no amount of the Monthly Amount may be converted into shares of our Common Stock unless there is an effective Registration Statement covering such shares to be converted or an exemption from registration exists under Rule 144 for such shares, and there is no event of default (as defined below). If (i) above is not met, the Monthly Amount must be payable in cash and we must pay an amount of cash to Laurus equal to 102% of the Monthly Amount.

     We may prepay the Note in cash by giving Laurus a notice of repayment, seven (7) days before such intent to prepay, and by paying Laurus an amount equal to 125% of the outstanding principal amount of the Note during the first year the Note is outstanding, 120% of the outstanding principal amount of the Note during the second year the Note is outstanding, and 115% of the outstanding principal amount of the Note during the period of time between the second anniversary of the Note until the Maturity Date.

     The Note includes a provision whereby Laurus is not entitled to convert any amount of shares which would cause Laurus to become the beneficial owner of more than 9.99% of our outstanding Common Stock, which limitation automatically becomes null and void upon the occurrence and continuance of an event of default, or upon 75 days prior notice to us. In the event that we change our Common Stock into the same or a different number of securities by reclassification or otherwise, Laurus shall have the right to purchase an adjusted number of securities and kind of securities that would have been issuable as the result of such change with respect to the Common Stock (i) immediately prior to or (ii) immediately after, such reclassification, or other change at the sole election of Laurus.

     Additionally, the Fixed Conversion Price of the Note shall be adjusted automatically in the event that we issue any additional shares of Common Stock as a dividend or any preferred stock; subdivide our outstanding shares of Common Stock; or effect a reverse stock split, by multiplying the exercise price
(currently $0.62) by the number of our shares outstanding prior to such event and dividing that number by the number of our shares outstanding after such event. Additionally, if at any time prior to the full conversion or full repayment of the principal amount of the Note, we issue any shares, options, warrants, or other obligations, to anyone other than to Laurus (other than in connection with a company employee incentive stock plan, or to vendors for goods sold and services rendered (not to exceed 1,000,000 shares and not eligible to be sold by the holders of such shares until three years from June 30, 2005)), for consideration per share less than the Fixed Conversion Price, the Fixed Conversion Price shall immediately reset to such lower price.

     Events of default under the Note include our failure to pay amounts due under the Note; breach of any covenants under the Note, if not cured within 15 days; breach of any warranties found in the Note or any other Related Agreement; the occurrence of any default under any agreement, which causes any contingent obligation to become due prior to its stated maturity or to become payable; any change or occurrence likely to have a material adverse effect on the business, assets, liabilities, financial condition, our operations or prospects; our bankruptcy; a judgment against us in excess of $100,000, which has not been vacated, discharged or stayed, within thirty (30) days of the date of entry; our insolvency; a change in control of us; an indictment or other proceedings against us or any executive officer; if we breach any provision of the Securities Purchase Agreement, or any other Related Agreement; if the SEC puts a stop trade order or otherwise suspends our Common Stock from trading for a period of five (5) consecutive days or five (5) days during a period of ten (10) consecutive days; or our failure to deliver the Common Stock to Laurus pursuant to and in the form required by the Note.

     If an event of default were to occur under the Note, Laurus may at its option, demand repayment in full of all obligations and liabilities owed to it by us under the Note, Securities Purchase Agreement and any Related Agreement and may require us to immediately pay 130% of the principal amount outstanding under the Note, plus any accrued and unpaid interest.

COMMON  STOCK  PURCHASE  WARRANT
--------------------------------

     We granted Laurus a seven year Common Stock Purchase Warrant ("Warrant") to purchase 7,258,065 shares of our Common Stock at an exercise price of $0.80 per share. The Warrant became immediately exercisable when granted. The Warrant allows Laurus to purchase the shares until 5:00 p.m., June 30, 2012. The exercise price of the Warrant shall be adjusted automatically in the event that we issue any additional shares of Common Stock as a dividend or any preferred stock; subdivide our outstanding shares of Common Stock; or effect a reverse stock split, by multiplying the exercise price (currently $0.80) by the number of our shares outstanding prior to such event and dividing that number by the number of our shares outstanding after such event. The Warrant states that Laurus may not exercise the Warrant, if such exercise would cause Laurus to hold more than 9.99% of our outstanding Common Stock, subject to the same limitation as in the Note, as described above.

     We also granted Energy Capital Solutions, LP, 900,000 warrants immediately exercisable at $0.80 per share, under a separate warrant agreement, with piggyback registration rights pursuant to a finder's agreement in connection with the Closing. The Warrant allows Energy Capital Solutions, LP to purchase the shares until 5:00 p.m. CST, June 30, 2008. The exercise price of the Energy Capital Solutions, LP warrants shall be adjusted automatically in the event that we issue any additional shares of Common Stock as a dividend or any preferred stock; subdivide the outstanding shares of Common Stock; or effect a reverse stock split, by multiplying the exercise price (currently $0.80) by the number of shares outstanding prior to such event and dividing that number by the number of shares outstanding after such event.

OPTION  AGREEMENT
-----------------

     At the Closing, and in connection with the Securities Purchase Agreement, we granted Laurus an option which vested immediately to purchase up to 10,222,784 shares of our Common Stock at an aggregate exercise price of approximately $10,222.78 (with a per share exercise price of $0.001). Laurus agreed under the Option not to sell any shares of Common Stock issuable upon exercise of the Option until: (a) payment in full of all of our obligations and liabilities to Laurus under the Securities Purchase Agreement, and (b) the exercise of the Warrant by Laurus; provided; however that Laurus may sell all or any portion of the Common Stock issuable upon the Option following an event of default (as defined in the Note, and described under the section titled "Secured Convertible Note," above), or with 75 days notice to us of their intent to convert and hold more than 9.99% of our outstanding Common Stock. On the day of the Closing, June 30, 2005, Laurus exercised a portion of the Option and received 3,675,000 shares of our Common Stock for an aggregate of $3,675, leaving an option to purchase 6,547,784 shares of our Common Stock for approximately $6,547.78.

     Under the Option, if we effect a reorganization, consolidation, merger or dissolution, Laurus has the right to receive the amount of stock or other property (including cash) which Laurus would have been entitled, if Laurus had exercised the Option in full immediately prior to the reorganization, consolidation, merger or dissolution, and the Option shall continue to be binding upon such issuer and/or the person acquiring substantially all of our properties and/or assets. Additionally, under the Option, in the event that we issue additional shares of Common Stock as a dividend or other distribution on Common Stock or preferred stock, subdivide our outstanding shares of Common Stock, or combine our outstanding shares of Common Stock into a smaller number of shares of Common Stock, the number of shares that Laurus shall receive in connection with the exercise of the Option shall be increased or decreased by multiplying the number of shares of Common Stock that would be issuable prior to such event by the amount of our issued and outstanding Common Stock outstanding after such event and dividing that number by the issued and outstanding shares of Common Stock issued and outstanding immediately prior to such event. Laurus is not able to exercise the Option, if such exercise shall cause it to hold in excess of 9.99% of our issued and outstanding Common Stock, subject to the same limitation as in the Note and Warrant, as described above.

     As a result of the Closing, Laurus has the right to convert the Note and exercise the Warrant and Option into an aggregate of approximately 41,674,397 shares of our Common Stock (which amount assumes the full conversion of the Note, Warrant and Option and without taking into account any conversion for interest, or changes in the Fixed Conversion Rate), of which Laurus has previously exercised a portion of the Option and received 3,675,000 shares of our Common Stock for an aggregate of $3,675, and which if fully converted and exercised would constitute approximately 45% of our then outstanding Common Stock (assuming the issuance of no additional shares of Common Stock other than in connection with the conversion of the Note, Warrant and Option); however, Laurus has contractually agreed not to hold more than 9.99% of our issued and outstanding Common Stock, unless an event of default occurs or upon 75 days prior notice to us.

REGISTRATION  RIGHTS  AGREEMENT
-------------------------------

     We gave Laurus registration rights to the shares issuable to Laurus in connection with the Note, Warrant and Option, pursuant to a Registration Rights Agreement. The Registration Rights Agreement provided for us to file a Registration Statement with the Securities and Exchange Commission within 30 days of the Closing; however, we were able to obtain a one week extension from Laurus, and as a result, the filing of our Registration Statement past the 30 day deadline did not cause an event of default to occur. Additionally, under the Registration Rights Agreement, we agreed to give our best efforts to obtain effectiveness of our Registration Statement within 120 days of the Closing. If we do not obtain effectiveness of this Registration Statement within 120 days of the Closing; such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of the Registration Statement; or our Common Stock is not listed or quoted, or is suspended from trading for a period of three days, which we have been unable to cure within 30 days of notice thereof, we agreed to pay Laurus, as liquidated damages, an amount equal to $7,500 per day that such event listed above exceeds the time period given.

FIRST  AMENDMENT  TO  THE  NOTE,  WARRANT  AND  OPTION
------------------------------------------------------

     On July 25, 2005, we entered into the "First Amendment to the Note, Warrant and Option," with Laurus (the "First Amendment"), which First Amendment was consented and agreed to by Century with an effective date of June 30, 2005, whereby we modified the terms of the Note, Warrant and Option (as described and defined below) to adjust the limitation on the amount of our outstanding shares which Laurus is able to hold at any one time from 4.99% of our issued an outstanding stock (under the original provisions of the Note, Warrant and Option) to 9.99% of our issued and outstanding stock, to change the exercise price of the Option from an aggregate of $1.00 for 10,222,784 shares of our common stock (under the Options original terms) to $0.001 per share, and to clarify that Laurus is not able to sell any shares held in connection with the Option until both (a) payment in full of all of the obligations and liabilities of us to Laurus under the Securities Purchase Agreement and the Note have been paid in full and (b) the exercise of the Warrant by Laurus (unless an event of default occurs and continues to occur as described in greater detail above). The discussions of the Note, Warrant and Option found throughout this Form 10-QSB take into account the changes to the Note, Warrant and Option, which were made in connection with the First Amendment.

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

BROOKSHIRE  DOME  FIELD  AREA:

     The Company has concluded its oil and gas leasing program in Waller County, Texas in the area of the Brookshire Dome Field. The Company has acquired a total of 26 leases in Waller County where ongoing exploration and development drilling is planned. The Company commenced drilling activities on the first well on June 15, 2005 and the well was temporarily plugged and abandoned at a depth of 5,200 feet on June 27, 2005. A prognosis is being developed to deepen this wellbore to 7,500 feet to explore for a deeper potential target. Depending on the availability of a suitable drilling rig this operation may start as early as the fourth quarter of 2005. As an alternative, a new shallow test may be proposed on the west side of our acreage to test a shallower potential target. These leases are subject to the provisions of an agreement with Aquatic Cellulose International Corp., which is publicly traded ("Aquatic" and the "Aquatic Agreement"). The Aquatic Agreement was subsequently amended by the First Amendment of Purchase and Sale & Exploration Agreement on March 7, 2005, which had an effective date of January 1, 2005 (the "Amendment"). The Amendment gives Aquatic an exclusive, non-transferable right, but not the obligation to participate with the Company in the first two drilling prospects developed under the Exploration Agreement with Viking in Wharton and Jackson County, Texas, by acquiring up to a 75% interest in these two prospects. Additionally, pursuant to the Amendment, Aquatic, participated as a 50% working interest owner in drilling of the initial test well, the Weido #1 well, on the 25 acre Isaac Holiday tract in the William Cooper Survey in the Brookshire Dome field area, described in more detail above. Additionally, under the original Aquatic Agreement, Aquatic was granted the option to extend its participation for successive one year periods. The Amendment removed this provision and the Aquatic Agreement will now expire on December 31, 2005, without further obligation on the part of the Company or Aquatic, except for those obligations arising from any work in progress. Additionally, the Amendment changed the original Aquatic Agreement to allow the Company to receive shares in Aquatic, instead of the Company's Chief Executive Officer, as was provided under the original Aquatic Agreement, and to reduce the Company's shares in Aquatic from 15% under the original Aquatic Agreement to 7.5% under the Amendment, upon its reorganization and re-capitalization.

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

                             OIL AND GAS PROPERTIES

OPERATED  PROPERTIES:

     The Company operates primarily in Texas and operates under the name of Century Resources, Inc., a wholly owned subsidiary of the Company. Our Railroad Commission of Texas Operator number is 141835. Of the properties we operate, our working interest ranges from 80% in the Sargent South Field , to 100% in the San Miguel Creek and Tenna Fields.

NON-OPERATED  PROPERTIES:

The Company owns a 6.2% non-operated working interest in the Wishbone Field in McMullen County, Texas, which is operated by U.S. Enercorp, LTD , headquartered in San Antonio, Texas.

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

DEVELOPMENTS  IN  THE  PRADO  FIELD  DURING  2005

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

     At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345' sand. One of the original producing wells acquired from Calpine, the Hamill #19 ceased flowing gas after producing 615 MMCF of gas from the original completion at 3,917', in May 2004. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. The Hamill #19 is currently shut-in, while the well and seismic data are being further evaluated for possible recompletion. At present, there are three (3) producing wells on the Hamill Lease; Hamill #10, Hamill #14 and Hamill #17., with daily production in excess of approximately 500 MCF of gas per day, (MCFGPD) however, the Company can give no assurances that the wells will continue to produce at this rate, if at all.

     A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, and the first phase of the survey has been interpreted, and we expect the entire survey to be reprocessed in the third quarter of 2005. New drilling locations have been identified on this lease for drilling in 2005 and 2006. The 3-D interpretation process will be an ongoing process, with results from any new wells being integrated into the interpretation.

     During January 2005, work over operations were commenced on the Hamill #17 well which had been shut-in since 2001, by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4230 feet; and is currently producing gas at the rate of 260 MCF per day on a 7/64" choke with a flowing tubing pressure of 980 pounds per square inch ("psi"). Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, if/when the current completion at 4,230 feet depletes.

     During June 2005, work over operations commenced on the Hamill #14 well, which had been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet and tests were run in the well to evaluate potential productive sands in this well. In July 2005 , the Hamill #14 was recompleted in a sand at 4,209 feet at the rate of 250 MCF of gas per day on a 8/64" choke with flowing tubing pressure of 1000 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, when the current completion at 4,209 feet depletes.

     During July 2005, work over operations commenced on the Hamill #10 well after the well ceased producing gas earlier in the month. Remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 3,515 feet but encountered collapsed casing at this depth. The bottom section of the well bore was plugged off and tests were run in the well to evaluate potential productive sands in this well above 3,515 feet. In August 2005, the Hamill #10 was recompleted in a stray sand at 3,032 feet at the rate of approximately 100 MCF of gas per day on a 8/6 inch choke with flowing tubing pressure of 800 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #10 well for future recompletions attempts, when the current completion at 3,032 feet depletes.

     We have commenced work over operations on the Hamill #2 well bore in August 2005, and a workover rig has been committed to this project and is on location.

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


OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:
------------------------------------------

COMPARISON  OF  AVERAGE  SALES  PRICES  OF  OIL  AND  GAS  SOLD  BY  THE COMPANY
FOR  THE  LAST  THREE  MONTHS  ENDED  June  30,  2005  AND  JUNE  30,  2004.

                                         JUNE  30,  2005     JUNE 30,  2004
                                         -------------------------------------

AVERAGE SALE PRICE OF OIL                    $49.78             $36.31
  (PER BBL.)
AVERAGE SALE PRICE OF GAS                     $5.84              $5.29

ANNUAL 8/8THS GROSS OIL AND GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES
FOR THE LAST THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004.
-------------------------------------------------------------------------------
                                         JUNE 30, 2005       JUNE 30,  2004

ALL PRODUCING PROPERTIES-OIL IN BARRELS        7,913               4,436

ALL PRODUCING PROPERTIES-GAS IN MCF           28,610              37,820


ANNUAL 8/8THS GROSS OIL AND GAS PRODUCTION FROM COMPANY NON-OPERATED PROPERTIES FOR THE LAST THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004.
-------------------------------------------------------------------------------
                                             JUNE 30, 2005       JUNE 30,  2004

ALL PRODUCING PROPERTIES-OIL IN BARRELS                 0                  0

ALL PRODUCING PROPERTIES-GAS IN MCF             2,539,093          1,803,120


OIL  AND  GAS  ACREAGE

     In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's acreage position at JUNE 30, 2005:

                               Developed                Undeveloped
                      --------------------------  ------------------------
                           GROSS         NET        GROSS            NET
Jackson County, Tx             0           0          265            265

Jim Hogg County, Tx        1,280         640            0              0

Matagorda County, Tx       3,645       2,916            0              0

McMullen County, Tx          880         280           80              3

Waller County, Tx                                      25             13

Wharton County, Tx           100         100            0              0
                      ------------- ------------ ------------ ----------
Total                      5,905       3,936          370            280
                      ============= ============ ============ ===========

     The Company's net undeveloped acreage which is subject to expiration over the next three years is approximately 0 % in 2005, 100 % in 2006 and 0 % in 2007.

PRODUCTIVE WELLS

     The following table sets forth our gross and net productive oil and natural gas wells at June 30, 2005:


                         Producing  Oil  Wells     Producing  Gas  Wells
                          Gross         Net          Gross       Net
                      ------------- ------------  ----------- -----------
Jim Hogg County, Tx         2            1             0           0

Matagorda County, Tx        0            0             3         2.4

McMullen County, Tx         7            7             7        .434

Waller County, Tx           0            0             0           0

Wharton County, Tx          2            2             0           0

    TOTAL                  11           10            10       2.834
                      =======      =======      ========    ========

  DRILLING  ACTIVITY:

     The following table sets forth the results of our drilling activities over the Second quarter of 2005:

                              Oil  Wells                 Gas  Wells
                          Gross          Net         Gross         Net
                       ------------ ------------- ----------- -----------
Exploratory Wells:         1             .5             1         .062
                      ------------ ------------- ----------- -----------


SIGNIFICANT  OIL  AND  GAS  PURCHASERS  AND  PRODUCT  MARKETING

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the quarter ended June 30, 2005, we had two purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties: Flint Hills Resources purchased 100% of our crude oil production on a month to month competitive contract basis. Harvest Pipeline Company ("Harvest Pipeline") purchased 100% of our natural gas production.

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

NATURAL  GAS  MARKETING

OPERATED PROPERTIES: Virtually all of our natural gas production is close to existing pipelines. We sell all of our natural gas produced from the Sargent South Field to Harvest Pipeline on a month to month contract with prices fluctuating month-to-month based on a discount to the published Houston Ship Channel Inside FERC, first of month index price.

NON-OPERATED PROPERTIES: All of the natural gas production sold from the non-operated gas wells in the Wishbone Field are sold to Cross Tex CCNG Marketing LTD. ("Cross Tex") under a two year contract effective February 1, 2004. The price payable by Cross Tex is equal to the first of the month "Index" price published in Inside F.E.R.C.'s Gas Market Report for the Houston Ship Channel as listed in the table entitled Market center spot-gas prices, less sixteen cents per MMBtu ($0.16/MMBtu).


PLAN  OF  OPERATIONS

OPERATED  PROPERTIES:

     As of June 30,, 2005, we estimated that our daily deliverability was approximately 500 Mcf of gas per day, and 80 Bpd of crude oil on Company operated propertiesWe plan to continue our recompletion and drilling program on our owned and operated properties and undeveloped acreage throughout 2005 and beyond.

     During the fourth quarter of 2004, we commenced reprocessing of our 3-D seismic data base in Matagorda County, Texas. We received results of our first reprocessed seismic data in January 2005 and completed the first phase of our structural and stratigraphic interpretation in June 2005. We believe that the reprocessed 3-D seismic data allows us to better locate and optimize the structural placement of our new drilling locations.

     While it is extremely difficult to accurately forecast future production, we do believe that our drilling program in Matagorda County will provide long-term production growth potential and will be an important source of our reserve growth for the foreseeable future.

NON-OPERATED  PROPERTIES:

     On June 30, 2005, we closed the acquisition of the various non-operated working, term royalty and overriding royalty interests in the Wishbone Field in McMullen County, Texas, with an effective date for ownership of April 1, 2005. As of June 30, 2005, we estimate that daily gas deliverability from the Wishbone Field was approximately 20 MMCF of gas per day to the 8/8ths interest, with net production to the Company's working interest of approximately 1.2 MMCF of gas per day.

We believe this was a significant acquisition for us as we added considerable natural gas reserves, which we believe will increase our cash flow significantly. Our third party engineers have attributed over 3.4 billion cubic feet of net proved gas reserves to us, with approximately $15 million of undiscounted future net income attributed to our interests. The acquisition of the Wishbone interest increased our proved gas reserves by over 300% from a total of 1 billion cubic feet of gas to a total of over 4 billion cubic feet of gas.

     We currently have development plans in the Wishbone Field to drill additional new well locations to exploit proven, probable and possible gas reserves. In July 2005, drilling operations commenced on the Lindolm-Hanson Gas Unit #10 well, which reached total depth on July 21, 2005 and commenced production on August 15, 2005. The well operator has proposed drilling additional wells on this acreage in 2005 and the Lindholm-Hanson Gas Unit #11 and the Lindholm Fee #1 were both spudded in August 2005. In addition to these drilling wells there is the possibility of three additional new locations to be drilled in 2005.

COMPARISON  OF  OPERATING  RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND SIX MONTHS ENDED JUNE 30, 2004.

Revenues-

     Revenues for the three months ended June 30, 2005 were $572,854 as compared to revenues of $248,375 for the three months ended June 30, 2004. This is a 131% increase in revenues from the same period in 2004, and was due in part from the Company's recognition of a gain of $98,181 from Strong Petroleum in connection with the right to future earnings from the development of the Prado Field, as well as increased oil and gas sales and higher oil and gas prices during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Excluding the gain on the sale of the Prado asset, the Company recognized a 91% increase in revenues for the three months ended June 30, 2005 over the three months ended June 30, 2004.

     Revenues for the six months ended June 30, 2005 were $812,248 as compared to revenues of $1,135,405 for the six months ended June 30, 2004. In the six months ended June 30, 2004, Aquatic Cellulose purchased a 20% working interest and 16% royalty interest in the Hamill Lease for $290,000. This sale made up 90% of the change in revenues between the six months ended June 30, 2005 and June 30, 2004.

Operating  Expenses-

     Total operating expenses for the three months ended June 30, 2005 were $271,451 as compared to total operating expenses for the three months ended June 30, 2004 of $333,762 which is a 19% decrease in total operating expenses from the three months ended June 30, 2004.

     Total operating expenses for the six months ended June 30, 2005 were $2,012,865 as compared to total operating expenses for the six months ended June 30, 2004 of $571,038 which is an increase of $1,441,827 or 252% over 2004 total operating expenses. The large increase is attributed to New Century expensing stock for services in the amount of $1,435,000 to several individuals who performed consulting services. If the stock for service is removed from the total for the six months ended June 30, 2005, total operating expenses would have been $577,865 or an and increase of $6,827 or 1% over 2004 total operating expenses.

Other  Income  (Expense)-

     New Century wrote down the Vertica liability by an additional $212,154 in the three months ended June 30, 2005 due to the expiration of a four year statute of limitations on other previously reported liabilities and a settlement with prior employees for alleged back wages. A total of $308,021 has been included in Other Income from the write down in the Vertica liability for the six months ended June 30, 2005. New Century also expensed an additional $172,500 in Vertica debt from a settlement with Core Concepts in June 2005. New Century did not have any outstanding issues with Vertica in 2004.

     Interest expense for the three months ended June 30, 2005 was $1,711,464 as compared to $63,255 for the three months ended June 30, 2004 which is an increase of 2,606%. This increase is attributed mainly to an interest expense charge of $1,686,825. Laurus Master Funds, Ltd. exercised 3,675,000 stock options. They were exercised at par (.001) and valued at $.46 a share. Interest expense for the six months ended June 30, 2005 was $1,744,652 as compared to $133,720 for the six months ended June 30, 2004 which is an increase of 1,205%. The 1,205% increase in the six months ended June 30, 2005 to June 30, 2004 is also attributed to the same issue noted above regarding the Laurus options.

     Other expenses for the three months ended June 30, 2005 were $77,939 compared to none for the three months ended June 30, 2004. Other expenses for the six months ended June 30, 2005 were $87,941 compared to none for the six months ended June 30, 2004. A prepayment penalty paid to Blackrock Capital in the amount of $72,492 was recorded as other expenses on June 30, 2005 as part of the funding settlement with Laurus Master Fund, LTD.

Income  taxes-

     We recognized no benefit related to the net loss in the first six months of 2005 because we cannot be certain of the future period recoverability of tax assets generated from available net operating losses. There was no provision for state income or federal income taxes in 2005.

     Although we incurred net income for the six months ended June 30, 2004; we did not recognize a tax liability to this net income because the Company was previously a Subchapter S corporation up through September 30, 2004, the date of the reverse merger with Vertica. As discussed in our Annual Report on Form 10KSB, we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

 LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2005, New Century had total current assets of $3,998,580. The current assets are comprised of $3,204,485 in cash, $633,113 in accounts receivable, $36,838 in inventory and $124,144 in other assets. Cash increased in the amount of $2,282,728 which was paid to New Century at the time of closing the finance package with Laurus Master Funds Ltd. on June 30, 2005. The cash will be used for future oil and gas development and future working capital.

     As of June 30, 2005, New Century had net oil and gas properties of $13,496,422. A material purchase for certain mineral interests and working interest in the Lindholm Hanson Gas Unit and Wells in the amount of $11,228,606 was recorded on June 30, 2005. Total oil and gas properties increased 450% due to the purchase. Accumulated depletion came to $857,023 as of June 30, 2005. Total assets as of June 30, 2005 were $17,502,477.

     New Century had total current liabilities in the amount of $2,310,103 as of June 30, 2005. The current liabilities are comprised of $351,620 in accounts payable, $383,999 in liabilities related to the purchase of the Vertica shell, $32,876 of accrued liabilities, and $41,608 of advances from investors, and $1,500,000 in the current portion of the notes payable to Laurus Master Fund, Ltd.

     New Century had long term portion of convertible note in the amount of $2,326,232 as of June 30, 2005. The convertible term note was issued with a beneficial conversion feature and New Century has allocated this beneficial feature, or amount, to additional paid-in capital and a reduction in the initial carrying amount of the convertible note. The beneficial conversion feature for the term note totals $5,488,740 for the possible conversion of the note into 24,193,548 shares of common stock, and $6,170,933 for the options and warrants for the possible conversion into a total of 18,380,849 shares of common stock. The total amount of $11,659,673 will be amortized over the life of the loan using the straight line method and expensed prorated when the conversion of the note or the exercise of the options or warrants occur. Deferred loan costs of $1,204,596 will be amortized over the life of the loan using the effective interest method.

     As of June 30, 2005, New Century had positive working capital of $1,688,477.

     New Century had an increase in net cash provided by operating activities in the amount of $9,981 for the six months ended June 30, 2005. The Company's net loss was $2,876,958. Adjustments to reconcile the net loss to net cash were $97,618 in depreciation, $308,021 in write down of Vertica liabilities, $98,181 in gain on sale of oil and gas properties, $1,602,500 in stock for services and $1,686,825 in stock options exercised. The net cash provided by operating activities also included the changes in accounts receivable equal to ($65,313), and changes in notes receivable, inventory, other assets, accounts payable and accrued liabilities.

     New Century had net cash used in investing activities in the amount of $10,956,535 for the six months ended June 30, 2005. The purchase of the Lindholm Hanson Gas Unit and Wells required the use of $10,753,255 in net cash. New Century also had oil and gas property capital Expenditures of $296,242. New Century received proceeds of $98,181 from Strong Petroleum Group, Inc. for the right to future earnings from the development of the Prado Field. New Century also purchased office furniture and a new telephone system for a total of $5,219.

     New Century had net cash provided by financing activities of $13,698,258 for the six months ended June 30, 2005. $15,000,000 in proceeds was received from Laurus Master Fund, Ltd as a secured convertible note for use in future developments and the purchase of the Lindholm Hanson Gas Unit and Wells. Loan costs in the amount of $1,204,596 were paid at the closing of the Securities Purchase Agreement with Laurus. The Securities Purchase Agreement also required that New Century pay off Black Rock Capital. New Century made payments of $776,158 to reduce long term debt. Receipts of cash from the sale of common stock amounted to $655,273.

     The net increase in cash for the six months ended June 30, 2005 was $2,751,704.

FINANCING  RAISED  DURING  THE  THREE  MONTHS  ENDED  JUNE  30,  2005

     During the three months ended June 30, 2005, we sold 860,860 shares of our restricted Common Stock to non-U.S. investors in connection with Offshore
Subscription Agreements, in a transaction not registered under the Act. We received approximately $402,414 from these issuances after the payment of costs associated with the transactions. We have since stopped our selling activities under Reg. S and we currently have no plans to sell any shares in connection with Offshore Subscription Agreements in the future.

     On June 30, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus" and the "Closing"), whereby we sold a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000)(the "Note"), which is convertible into an aggregate of 24,193,548 shares of our Common Stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of Common Stock at $.80 per share (the "Warrant"); issued an option to Laurus to purchase up to 10,222,784 shares of our Common Stock (representing 20% of our stock on a fully-diluted basis), at an exercise price of $0.001 per share, or an aggregate exercise price of approximately $10,223 (the "Option"). Laurus has since exercised a portion of the Option and received 3,675,000 shares of our Common Stock for an aggregate consideration of $3,675, leaving Laurus the option to purchase an additional 6,547,784 shares under the Option for an aggregate of approximately $6,548. We also entered into a Registration Rights Agreement with respect to the Note, Option and Warrant shares. The Note, Warrant, Option, Registration Rights Agreement and Closing are described in greater detail above.

     We subsequently used $11,000,000 of the money raised in connection with the sale of the Note to purchase certain working interests, overriding royalty interests, and term royalty interests from various sellers, which together entitle us to a 6.2% working interest and a 5.464% net revenue interest in production from the Lindholm-Hanson Gas Unit and certain other licenses in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas (the "Assets"), pursuant to a Purchase and Sale Agreement which the sellers were sent payment in connection with on June 30, 2005. In addition to the $11,000,000 purchase price, we also issued the 17 sellers of the Wishbone interest an aggregate of 1,320,000 restricted shares of our Common Stock as consideration for the sale of the Assets.

     Additionally, we used $555,772.32 of the $15,000,000 raised in connection with the sale of the Note to pay off amounts we owed to Black Rock Energy Capital, LP ("Black Rock") in connection with non-recourse financing previously loaned to us by Black Rock. As a result of these payments, we currently owe $-0-to Black Rock as of the filing of this report on Form 10-QSB. We also paid approximately $1,161,500 in closing fees and payments to our finder in connection with the Closing, which leaves us approximately $2,286,403 in cash from the sale of the Note and exercise of a portion of the Option, as of the filing of this 10-QSB, which we plan to use for our planned drilling operations and working capital.

     At this time, no additional financing has been secured other than the $15,000,000 raised in connection with the Securities Purchase Agreement and the $3,675 received in connection with the exercise of a portion of the Option for 3,675,000 shares of our Common Stock of which amount, approximately $2,286,403 remains. We have no commitments from officers, directors or affiliates to provide funding, other than the option Laurus has to invest up to an additional $15 million, which option expires March 27, 2006. Our growth and continued operations could be impaired by limitations on our access to the capital markets. In the event that we do not generate the amount of revenues from our oil and gas properties which we anticipate, and/or we decide to purchase additional oil and gas properties and are required to raise additional financing, we may be forced to scale back our operations which would have a material adverse impact upon our ability to pursue our business plan. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

     We believe we can continue our planned oil and gas operations with the amount remaining from the sale of the Note and our current cash flows in connection with the sale of oil and gas for approximately five years, assuming that our level of oil and gas production remains constant or expands and that the prices of oil and gas remain constant or increase, and we are able to pay Laurus the monies owed under the Note. However, we may choose to purchase additional properties in the future, expand our oil and gas operations and/or may find substantially less oil and gas on our properties than we expect, which could force us to raise additional financing and/or scale back or curtail our business operations.

                                  RISK FACTORS
                                 --------------

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN AND DRILL, RECOMPLETE AND STUDY ADDITIONAL WELLS, WHICH FINANCING, IF WE ARE UNABLE TO
RAISE  MAY  FORCE  US  TO  SCALE  BACK  OR  ABANDON  OUR  BUSINESS  PLAN.

        We raised approximately $1,122,901 from the sale of our Common Stock under an exemption provided by Regulation S of the Securities Act of 1933 in 2004 and 2005 and recently raised $15,000,000 from the sale of a $15,000,000 Secured Convertible Term Note to Laurus Master Fund, Ltd. and $3,675 from Laurus' exercise of a portion of the Option. After purchasing the Wishbone field interests and other costs associated with the closing of the Note, we have approximately $2,286,403 remaining from the sale of the Note. We believe that the approximately $2,286,403 remaining from the sale of the Note, and the revenues which we expect to generate from the sale of oil and gas will allow us to continue our business operations for approximately two years. However, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we give any assurances that if found that the oil and/or gas will be commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of future oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, the monies remaining from the sale of the Note and the amount of money we receive from the sale of oil and gas may be spent by us substantially faster than the two years which we currently estimate such monies will last. As such, we may need to raise additional capital much sooner than the two year estimate which our management currently feels is reasonable. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can give no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

     In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note ("Note"), which currently bears interest at the rate of 8.5% per year, which is subject to adjustment as described above, and which is due and payable on June 30, 2008, and which $250,000 of principal is payable on the first day of each month beginning on January 1, 2006 and ending on June 30, 2008, at which time the remaining principal amount, of approximately $7,500,000 is due and payable. As of the date of this filing, we do have sufficient cash on hand to pay the $250,000 amounts of principal which are due, but we do not have funds available to repay the full $15,000,000. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal and conversions) when due, we will be in default and Laurus may take control of substantially all of our assets (as described in below). As a result, we will need to raise or otherwise generate approximately $15,000,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our Common Stock) by June 30, 2008. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE RELY HEAVILY ON EDWARD R. DESTEFANO, OUR SOLE OFFICER AND DIRECTOR, AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

     Our success depends upon the personal efforts and abilities of Edward R. DeStefano, our sole Director and our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. DeStefano and our ability to attract qualified contractors on an as-needed basis. We face continued competition for Mr. DeStefano and such contractors. Mr. DeStefano does not have an employment contract with us and we do not currently have any key man insurance on Mr. DeStefano. Mr. DeStefano is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. DeStefano and/or attract and retain such contractors in the future. The loss of Mr. DeStefano and/or our inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on our business and operations.

EDWARD R. DESTEFANO OWNS APPROXIMATELY 68.7% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

     Edward R. DeStefano, our sole director and sole executive officer, holds 37,500,000 shares of our Common Stock, representing approximately 68.7% of the outstanding shares of our Common Stock. Accordingly, Mr. DeStefano has significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assests, and also the power to prevent or cause a change in control. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, as a potential investor in the Company, you should take into account the fact that any vote of shares purchased in the Company will have limited effect on the outcome of corporate decisions.

WE MAY FACE POTENTIAL LIABILITIES IN CONNECTION WITH MONIES OWED TO OUR FORMER EMPLOYEES, INCLUDING BACK WAGES AND LOAN AMOUNTS, WHICH MAY CAUSE US TO EXPEND RESOURCES IN LITIGATION OR SETTLEMENT NEGOTIATIONS.

     In February 2005, we received correspondence from four (4) of our former employees, which alleged that we owed them approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans. In July 2005, we entered into a Settlement, Release and Indemnification Agreement with three (3) of these individuals, whereby those three individuals agreed to release us from any and all claims in return for an aggregate of 58,000 shares of our restricted common stock. Although three of the four individuals have settled with us, there is still one individual whose claims are still outstanding. Our wholly-owned subsidiary, ERC Solutions, Inc., which we have agreed to spin-off into a separate, stand alone entity, and which we no longer have any voting or operational control over has assumed these liabilities, however we can make no assurances that we will not be held liable for these amounts to our former director and employee in the future. Additionally, we and our employees, including our Chief Executive Officer, may be forced to spend resources and time on the defense of this claim. If we are held liable for amounts which the former director and employee have alleged are due, or our Chief Executive Officer is forced to expend substantial amounts of his effort and time in defending this claim, it could, although it is not likely to, have a materially adverse effect on our business operations.

BECAUSE OF THE SPECULATIVE NATURE OF OIL AND GAS EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO ADDITIONAL COMMERCIALLY EXPLOITABLE OIL OR GAS WILL BE FOUND AND THAT OUR BUSINESS WILL FAIL.

     The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that our properties contain commercially exploitable quantities of oil and/or gas. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or gas and problems such as unusual or unexpected formations and other conditions are involved in oil and gas exploration and often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN OIL AND GAS EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS OPERATIONS, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF MONEY IN CONNECTION WITH LITIGATION AND/OR A SETTLEMENT.

     The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, caterings, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. As such, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against, could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment us becoming worthless.

WE REQUIRE SUBSTANTIAL ADDITIONAL FINANCING TO CONTINUE OUR EXPLORATION AND DRILLING ACTIVITIES, WHICH FINANCING IS OFTEN HEAVILY DEPENDENT ON THE CURRENT MARKET PRICE FOR OIL AND GAS, WHICH WE ARE UNABLE TO PREDICT.

     Our growth and continued operations could be impaired by limitations on our access to capital markets. If the market for oil and/or gas were to weaken for an extended period of time, our ability to raise capital would be substantially reduced. There can be no assurance that capital from outside sources will be available, or that if such financing is available, that it will not involve issuing securities senior to the Common Stock or equity financings which will be dilutive to holders of Common Stock. Such issuances, if made, would likely cause a decrease in the value of our Common Stock.

THE MARKET FOR OIL AND GAS IS INTENSELY COMPETITIVE, AND AS SUCH, COMPETITIVE PRESSURES COULD FORCE US TO ABANDON OR CURTAIL OUR BUSINESS PLAN.

     The market for oil and gas exploration services is highly competitive, and we only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and are currently competing with us for oil and gas opportunities. Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas, but are manufactured from renewable resources. As a result, there can be no assurance that we will be able to compete successfully or that competitive pressures will not adversely affect our business, results of operations and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH, WHICH COULD LEAD TO OUR INABILITY TO IMPLEMENT OUR BUSINESS PLAN.

     Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have one Executive Officer and Director. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead us being forced to abandon or curtail our business plan and operations.

THE PRICE OF OIL AND NATURAL GAS HAS HISTORICALLY BEEN VOLATILE AND IF IT WERE TO DECREASE SUBSTANTIALLY, OUR PROJECTIONS, BUDGETS, AND REVENUES WOULD BE ADVERSELY EFFECTED, AND WE WOULD LIKELY BE FORCED TO MAKE MAJOR CHANGES IN OUR OPERATIONS.

     Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. In the short-term, our production is relatively balanced between oil and natural gas, but long-term, we believe that gas prices are likely to affect us more than oil prices because as of March 31, 2005, approximately 56% of our current proved reserves were gas. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

     o    the level of consumer demand for oil and natural gas;

     o    the domestic and foreign supply of oil and natural gas;

     o the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls;

     o    the price of foreign oil and natural gas;

     o    domestic governmental regulations and taxes;

     o    the price and availability of alternative fuel sources;

     o    weather conditions;

     o market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and

     o    worldwide economic conditions.

     These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce our revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect upon our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline in value, or become worthless.

OUR ESTIMATES OF RESERVES COULD HAVE FLAWS, OR MAY NOT ULTIMATELY TURN OUT TO BE 100% CORRECT OR COMMERCIALLY EXTRACTABLE AND AS A RESULT, OUR FUTURE REVENUES AND PROJECTIONS COULD BE INCORRECT.

     Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the engineers' estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and on other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with our oil and gas assets may be required. Because of the nature of the estimates of our reserves and estimates in general, we can give no assurance that additional or further reductions to our estimated proved oil and gas reserves and estimated future net revenues will not be required in the future, an/or that our estimated reserves will be present and/or commercially extractable. If our reserve estimates are incorrect, the value of our Common Stock could decrease and we may be forced to write down the capitalized costs of our oil and gas properties.

OUR OPERATIONS ARE HEAVILY DEPENDENT ON CURRENT ENVIRONMENTAL REGULATIONS, WHICH WE ARE UNABLE TO PREDICT, AND WHICH MAY CHANGE IN THE FUTURE, CAUSING US TO EXPEND SUBSTANTIAL ADDITIONAL CAPITAL.

     Public interest in the protection of the environment has increased dramatically in recent years. Our oil and natural gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials are subject to stringent regulation. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could force us to expend additional operating costs and capital expenditures to stay in compliance.

     Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and
(vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.

     Management believes that we are in substantial compliance with applicable environmental laws and regulations. To date, we have not expended any material amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position, results of operations or cash flows. However, if we are deemed to not be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our financial condition. If this were to happen, any investment in us could be lost.

A DEFAULT BY US UNDER THE SECURED CONVERTIBLE TERM NOTE, COMMON STOCK PURCHASE WARRANT, OR OPTION, WOULD ENABLE LAURUS MASTER FUND, LTD., TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

     The Convertible Secured Term Note, Common Stock Purchase Warrant and Option are secured by Laurus Master fund, Ltd. by a continuing security interest in all of our assets, including without limitation, cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we own or at any time in the future may acquire right, title or interest to. As a result, if we default under any provision of the Note, Warrant or Option, or fail to pay any amounts due to Laurus, Laurus may take control of substantially all of our assets. If this were to happen, we could be left with no revenue producing assets, and the value of our Common Stock could become worthless.

     Additionally, under the Stock Pledge Agreement between Laurus and us, we pledged all of the outstanding stock of our wholly owned subsidiary, Century Resources, Inc. ("Century"), as collateral for the Securities Purchase Agreement and Note. As a result, if we default under any provision of the Note, Warrant, Option, or any other agreement entered into in connection with the Closing, Laurus may take control of Century. If this were to happen, it could force us to abandon or curtail our business plan, and could result in our securities becoming worthless.

WE MAY BE REQUIRED TO PAY PENALTIES TO LAURUS MASTER FUND, LTD. UNDER THE REGISTRATION RIGHTS AGREEMENT, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF THE MONEY WE HAVE PREVIOUSLY RAISED.

     We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Note, Warrant and Option, pursuant to a Registration Rights Agreement. We agreed to give our best efforts to obtain effectiveness of a Registration Statement by October 28, 2005 (120 days from the date of the closing of the Securities Purchase Agreement). If we do not obtain effectiveness of a Registration Statement by that date, or such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of the Registration Statement, or our Common Stock is not listed or quoted, or is suspended from trading for a period of three days from the OTC Bulletin Board, which we have been unable to cure within 30 days of notice thereof, we will be forced to pay Laurus, as liquidated damages, an amount equal to $7,500 per day that such event listed above exceeds the time period given. As a result, if we fail to obtain effectiveness of such Registration Statement by October 28, 2005, or our Common Stock ceases to trade on the OTC Bulletin Board, we will be forced to pay substantial penalties to Laurus, which would cause us to spend a substantial amount of the money raised in connection with the Securities Purchase Agreement, and could force us to abandon or scale back our current planned operations.

THE NOTE, WARRANT AND OPTION CONTAIN PROVISIONS WHEREBY LAURUS MASTER FUND, LTD. MAY HOLD MORE THAN 9.99% OF OUR COMMON STOCK, PROVIDED THEY GIVE US 75 DAYS NOTICE.

     Although Laurus may not convert their Note and/or exercise their Warrant and/or Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock, the Note, Warrant and Option also contain provisions which provide for the 9.99% limit to be waived provided that Laurus provides us with 75 days notice of their intent to hold more than 9.99% of our Common Stock. As a result, if we receive 75 days notice from Laurus and our Registration Statement is declared effective, Laurus may fully exercise the Option and Warrant and fully convert the Note, and become the beneficial owner of up to approximately 45% of our then outstanding Common Stock. If that were to happen, Laurus would have significant control over us, including the election of Directors and ability to cause or prevent a change in control and/or our business operations. If Laurus were to take control over approximately 45% of our outstanding Common Stock, it could force us to change our business focus, sell all or substantially all of our assets, or abandon our business plan. Any such event, if it were to occur would likely cause the value of our Common Stock to decline, and could lead to our Common Stock becoming worthless.

IF AN EVENT OF DEFAULT OCCURS UNDER THE NOTE, WE COULD BE FORCED TO IMMEDIATELY PAY THE AMOUNTS DUE UNDER THE NOTE.

     The Secured Convertible Term Note includes provisions whereby Laurus Master Fund, Ltd., may make the amounts outstanding under the Note immediately due and payable if an event of default occurs under the Note, which events of default include:

     o  our failure to pay amounts due under the Note;

     o  breach  of any covenants under the Note, if not cured within 15 days;

     o  breach  of  any  warranties  found  in  the  Note;

     o the occurrence of any default under any agreement, which causes any contingent obligation to become due prior to its stated maturity or to become payable;

     o any change or occurrence likely to have a material adverse effect on the business, assets, liabilities, financial condition, our operations or prospects;

     o an indictment or other proceedings against us or any executive officer; or

     o a breach by us of any provision of the Securities Purchase Agreement, or any other Related Agreement.

If any event of default were to occur under the Note and Laurus was to make the entire Note immediately due and payable, and we did not have sufficient funds on hand to pay such amounts, we could be forced to sell some or all of our assets at less than fair market value, and/or abandon or curtail our business plan and operations.

THE  MARKET  FOR  OUR  COMMON  STOCK  MAY  BE  VOLATILE.

     The market for our Common Stock has historically been volatile and we anticipate that such market will continue to be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual or anticipated variations in our results of operations;
     (2)  our ability or inability to generate new revenues;
     (3)  increased competition; and
     (4) conditions and trends in the oil and gas exploration industry and the market for oil and gas.

     Our Common Stock is traded on the over-the-counter Bulletin Board under the symbol "NCEY." In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our Common Stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

     Our Common Stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by Commission under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our Common Stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for our Common Stock may be adversely affected by limiting the ability of broker-dealers to sell our Common Stock and the ability of purchasers to resell our Common Stock. Additionally, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the Common Stock may have their ability to sell their shares of the Common Stock impaired.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       On November 5, 2004, our former transfer agent, Corporate Stock Transfer, Inc. ("Corporate"), filed a lawsuit for $4,535.25 against us in Denver, Colorado relating to the payment of fees associated with stock transactions and termination fees. On December 13, 2004, we filed a counterclaim against Corporate in the 11th District Court of Texas, alleging breach of contract and breach of fiduciary duty.

      In February 2005, we received correspondence from four individuals who are our former directors, which alleged that we owed those former directors approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans and interest. We denied the individual's claims, but choose to enter into a Settlement, Release and Indemnification Agreement with three of the four individuals in July 2005, for the purpose of buying peace. In consideration for us issuing those individuals an aggregate of 58,000 restricted shares of our Common Stock, those three individuals agreed to acquit, release and forever discharge us, our principals, directors, officers, shareholders, employees, agents, representatives, successors, insurers and attorneys from any all claims, remedies, demands, debts, liens, causes of action or liabilities. We have not entered into any settlements or releases with the remaining former director and employee as of the date of this filing.

       Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.


ITEM 2. CHANGES IN SECURITIES

     In April 2005, we issued an aggregate of 992,850 shares of our restricted common stock to an escrow agent, in connection with Offshore Subscription Agreements, in a transaction not registered under the Securities Act of 1933 (the "Act"). This amount included 314,415 shares of restricted Common Stock which was sold by us in February and March 2005. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuances since the issuances were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

     In April 2005, we issued 16,000 restricted common shares to Beau Price and 30,000 restricted common shares to Lynn Landrum in connection with debt conversion agreements entered into to convert $10,000 and $20,000, respectively, into shares of our common stock. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

     In June 2005, we issued 250,000 shares of our restricted common stock to Core Concepts in connection with a Settlement Agreement. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

     In June 2005, we issued 309,676 shares of our restricted Common Stock to 49 investors, in connection with Offshore Subscription Agreements, in a transaction not registered under the Act. We received approximately $138,699 from these issuances after the payment of costs associated with the transaction. We claim an exemption from registration afforded by Regulation S for the above issuances since the issuances were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing. Subsequent to the issuance of the 309,676 shares, we learned that 2,988 shares more than the amount subscribed for were issued and those shares have since been returned to our transfer agent and cancelled.

     On June 29, 2005, we issued 1,320,000 restricted shares of our Common Stock to the Sellers of the Assets (described above under "Description of Business," above) in connection with the Purchase and Sale Agreement entered into on June 24, 2005. We claim an exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933 (the "Act"), for the issuance of these shares.

     On June 30, 2005, we entered into a Securities Purchase Agreement, Secured Convertible Term Note (the "Note"), Secured Common Stock Purchase Warrant (the "Warrant"), Option Agreement (the "Option"), and other Related Agreements (defined above under "Description of Business," above) with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"), for the sale of (i) $15,000,000 in the form of a convertible Note that may be converted into approximately 24,193,546 shares of Common Stock at $0.62 per share; (ii) a Warrant to purchase 7,258,065 shares of Common Stock at $0.80 per share; and (iii) an Option to purchase 10,222,784 shares of our Common Stock, representing 20% of our Common Stock on a fully-diluted basis (prior to the issuance of shares in connection with the Purchase and Sale Agreement, described under "Description of Business," above) for aggregate consideration of approximately $10,222.78 or $0.001 per share. We claim an exemption from registration afforded by Regulation S of the Act for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

SUBSEQUENT  TO  THE  THREE  MONTHS  ENDED  JUNE  30,  2005

     On July 29, 2005, we issued 3,675,000 restricted shares of our Common Stock to Laurus in connection with the exercise of $3,675 of the Option on June 30, 2005, which leaves 6,547,784 shares remaining to be exercised in connection with the Option. We claim an exemption from registration afforded by Regulation S of the Act for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

     On July 29, 2005, we issued an aggregate of 58,000 restricted shares of our Common Stock to three of our former employees in connection with a Settlement, Release and Indemnification Agreement (described under "Legal Proceedings," above). We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

ITEM 5. OTHER INFORMATION

CONVERTIBLE  PREFERRED  STOCK

     On March 5, 2005, 5,000 shares of Series A Convertible Preferred Stock, held by William Mason, the Company's former Chief Executive Officer became convertible at the option of Mr. Mason. Mr. Mason has given the Company notice that he wishes to convert his preferred stock, however the Company is currently trying to negotiate with Mr. Mason regarding the possible transfer of a portion of the Common Stock issuable upon conversion of the Series A Convertible Preferred Stock to extinguish liabilities relating to the purchase of the Vertica Shell, and has not converted the preferred shares as of the date of this filing. Each share of Series A Preferred Stock is able to vote an amount equal to 300 shares of Common Stock. All shares of preferred stock rank prior to all other stock of the Company, as to payments of dividends and to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary. Each share of Series A Preferred Stock can be converted into 300 shares of the Company's Common Stock at the option of the holder, provided that there are a sufficient number of shares authorized but unissued and unreserved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.) EXHIBITS

EXHIBIT NO.       DESCRIPTION


10.1(1)           Securities Purchase Agreement

10.2(2)           Agreement with ERC Solutions, Inc.

10.3(2)           Subscription Agreement with Kitaro, Inc.

10.4(2)           Purchase and Sale & Exploration Agreement with
                  Aquatic

10.5(2)           First Amendment of Purchase and Sale & Exploration
                  Agreement with Aquatic

10.6(3)           Development Agreement  with  Strong
                  (with  all confidential information removed)

10.7(4)           Settlement Agreement and  Mutual  Release

10.8(5)           Securities Purchase Agreement between Laurus
                  Master Fund, Ltd. and New Century Energy Corp.

10.9(5)           Secured Convertible Term Note

10.10(5)          Common Stock Purchase Warrant;

10.11(5)          Master Security Agreement;

10.12(5)          Registration Rights Agreement.

10.13(5)          Option Agreement

10.14(5)          Purchase and Sale Agreement

10.15(6)          Finder's Warrant

10.16(7)          First Amendment to the Note, Warrant and Option


31.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(8)           Glossary of Oil and Gas Terms

(1) Filed as exhibit 10.1 to our Form 8-K filed January 6, 2005, and incorporated herein by reference.

(2) Filed as exhibits to our 10-KSB filed on March 31, 2005, and incorporated herein by reference.

(3) Filed as exhibit 10.4 to our Form 10-QSB filed on May 23, 2005, and incorporated herein by reference.

(4) Filed as exhibit 10.1 to our Report on Form 8-K, filed on June 16, 2005, and incorporated herein by reference.

(5) Filed as exhibits to our Report on Form 8-K, filed on July 8, 2005, and incorporated herein by reference.

(6) Filed as exhibit 10.15 to our Registration on Form SB-2, filed on August 5, 2005.

(7)  Filed as exhibit 10.8 to our Report on Form 8-K, filed on July 28, 2005.

(8) Filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 31, 2005, and incorporated herein by reference.

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

     The Company filed a report on Form 8-K on June 16, 2005, to report that the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Core Concepts, LLC ("Core Concepts"), Timothy Novak, a former Director of the Company, and R. Paul Gray, a former Director of the Company, the Company issued 250,000 restricted shares to Core Concepts in connection with the Settlement Agreement, sold restricted shares pursuant to an exemption from registration provided by Regulation S and entered into a letter of intent to acquire a working interest and a royalty interest in the Wishbone Field in McMullen County, Texas.

     The Company filed an amended report on Form 8-K on June 20, 2005, to correct the Registrant's disclosure that Timothy Novak and R. Paul Gray are former employees of the Registrant. Mr. Novak and Mr. Gray are former Directors of the Registrant; however, at no time were Mr. Novak or Mr. Gray employed by the Registrant.

REPORTS  ON  FORM  8-K  FILED SUBSEQUENT TO THE THREE MONTHS ENDED JUNE 30, 2005

     The Company filed a report on Form 8-K on July 8, 2005, to report that effective on June 27, 2005, the Company entered into a Purchase and Sale
Agreement with various sellers and acquired certain working interests, overriding royalty interests, and term royalty interests, which together entitle New Century to a 6.2% working interest and a 5.464% net revenue interest in production from the Lindholm-Hanson Gas Unit and certain other leases in the Wishbone Field in McMullen County, Texas; and that on June 30, 2005, the Company entered into a Securities Purchase Agreement with Laurus Master fund, Ltd., ("Laurus"), whereby the Company sold a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000) which is convertible into an aggregate of 24,193,548 shares of the Company's Common Stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of Common Stock at $.80 per share; issued an option to Laurus to purchase up to 10,222,784 shares of the Company's Common Stock; and entered into a Master Security Agreement, Registration Rights Agreement, Stock Pledge Agreement and Funds Escrow Agreement with Laurus and that Century Resources, Inc., the Company's wholly owned subsidiary, entered into a Subsidiary Guaranty with Laurus.

     The Company filed an amended report on Form 8-K on July 28, 2005, to report that on July 25, 2005, the Company entered into the "First Amendment to the Note, Warrant and Option," with Laurus (the "Amendment"), which Amendment was consented and agreed to by Century Resources, Inc., our wholly owned subsidiary with an effective date of June 30, 2005, whereby we modified the terms of the Note, Warrant and Option to adjust the limitation on the amount of our outstanding shares which Laurus is able to hold at any one time from 4.99% of our issued an outstanding stock to 9.99% of our issued and outstanding stock, to change the exercise price of the Option from an aggregate of $1.00 for 10,222,784 shares of our common stock to $0.001 per share and to clarify that Laurus is not able to sell any shares held in connection with the Option until both (a) payment in full of all of the obligations and liabilities of us to Laurus under the Securities Purchase Agreement and the Note have been paid in full and (b) the exercise of the Warrant by Laurus unless an event of default occurs.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   New Century Energy Corp.

DATED: August 22, 2005               By: /s/ Edward R. DeStefano
                                       ------------------------
                                       Edward R. DeStefano
                                       Chief Executive Officer and
                                       Chief Financial Officer