Form 10QSB/A
period 2005-03-31
New Century Energy Corp.
filed 2005-09-13
CIK 1079797

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549


                                   FORM  10-QSB/A
                                  Amendment  No. 1


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


     This Amended Report on Form 10-QSB is being filed to revise the Registrant's disclosure under the Section entitled "Controls and Procedures" to clarify that that the Registrant's controls and procedures were effective as of the end of the period covered by this report and to update the Registrant's legal proceedings as of the filing of this amended Report. All other sections of this Amended Report on Form 10-QSB, unless otherwise stated, remain the same as originally filed by the Registrant on May 25, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

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

     On September 30, 2004, the Company acquired 100% of the issued and outstanding common stock of Century Resources, Inc., a Delaware Corporation ("Century"), which was originally established for the acquisition, development, production, exploration for, and the sale of oil and natural gas in Texas, in exchange for 37,500,000 newly issued post 1:100 reverse split (described below) shares of the Company's Common Stock, pursuant to an Agreement and Plan of Reorganization whereby Century became a wholly-owned subsidiary of the Company (the "Exchange"). Also on September 30, 2004, the Company affected a 1:100 reverse stock split. Unless otherwise stated, all share amounts in this quarterly report on Form 10-QSB/A are provided in post reverse split shares.

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

BUSINESS  OVERVIEW

     Please note that this section and the Company's 10-QSB/A contain many technical terms used in the oil and gas industry and investors should look to the Glossary incorporated by reference to this Report on Form 10-QSB/A as
Exhibit 99.1.

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
                      ============= ============ =========== ===========


  DRILLING  ACTIVITY:

     The following table sets forth the results of our drilling activities over the first quarter of 2005:

                              Oil  Wells                 Gas  Wells
                          Gross          Net         Gross         Net
                       ------------ ------------- ----------- -----------
Exploratory Wells:              0              0           0           0

Development Wells:              0              0           0           0
                      ------------ ------------- ----------- ------------

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

     The Company raised approximately $252,857 through the sale of 861,086 shares of restricted Common Stock to non-us persons in connection with Offshore Subscription Agreements, pursuant to Regulation S of the Securities Act of 1933, during the three months ended March 31, 2005, which amount included 438,678 shares which were issued subsequent to the three months ended March 31, 2005. The Company received an additional $356,850 in connection with the sale of 751,108 shares of restricted Common Stock to non-us persons, in connection with Offshore Subscription Agreements, pursuant to Regulation S of the Securities Act of 1933, subsequent to the three months ended March 31, 2005. The Company anticipates receiving minimal funding through the sale of Common Stock pursuant to Regulation S moving forward.

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

     EDWARD R. DESTEFANO OWNS APPROXIMATELY 68.7% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Edward R. DeStefano, the sole director of the Company and the Company's Chief Executive Officer, holds 37,500,000 shares of the Company's Common Stock, representing approximately 68.7% of the outstanding shares of our Common Stock as of the filing of this Amended Report on Form 10-QSB. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

     WE MAY FACE POTENTIAL LIABILITIES IN CONNECTION WITH MONIES OWED TO OUR FORMER EMPLOYEES, INCLUDING BACK WAGES AND LOAN AMOUNTS, WHICH MAY CAUSE US TO EXPEND RESOURCES IN LITIGATION OR SETTLEMENT NEGOTIATIONS. In February 2005, we received correspondence from four (4) of our former employees, which alleged that we owed them approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans. Subsequent to our filing of our original report on form 10-QSB for the quarter ended March 31, 2005, in July 2005, we entered into a Settlement, Release and Indemnification Agreement with three (3) of these individuals, whereby those three individuals agreed to release us from any and call claims in return for an aggregate of 58,000 shares of our restricted common stock. Although three of the four individuals have settled with us, there is still one individual whose claims are still outstanding. Our wholly-owned subsidiary, ERC Solutions, Inc., which we have agreed to spin-off into a separate, stand alone entity, and which we no longer have any voting or operational control over has assumed these liabilities, however we can make no assurance that we will not be held liable for these amounts to our former director and employee in the future. Additionally, we and our employees, including our Chief Executive Officer, may be forced to spend resources and time on the defense of this claim. If we are held liable for amounts which the former director and employee have alleged are due, or our Chief Executive Officer is forced to expand substantial amounts of his effort and time in defending this claim, it could, although it is not likely to, have a materially adverse effect on our business operations.

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

CONTROLS AND PROCEDURES


     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by our last Annual Report on Form 10-KSB and up to and including the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     In February 2005, we received correspondence from four individuals who are our former directors, which alleged that we owed those former directors approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans and interest. We denied the individual's claims, but choose to enter into a Settlement, Release and Indemnification Agreement with three of the four individuals in July 2005. In consideration for us issuing those individuals an aggregate of 58,000 restricted shares of our Common Stock, those three individuals agreed to acquit, release and forever discharge us, our principals, directors, officers, shareholders, employees, agents, representatives, successors, insurers and attorneys from any all claims, remedies, demands, debts, liens, causes of action or liabilities. We have not entered into any settlements or releases with the remaining former director and employee as of the date of this filing.



      On August 26, 2005, we received correspondence from an attorney on behalf of our former Chief Executive Officer and Director, William Mason regarding his intention to convert his 5,000 shares of Series A Convertible Preferred Stock into 1,500,000 shares of our common stock. As of the filing of this report, such shares have not been converted and we have discussed with Mr. Mason on numerous occasions and Mr. Mason has verbally agreed to cancel a portion of these shares in consideration for the fact that in contradiction of Mr. Mason's oral assertions and provisions in the Agreement and Plan of Reorganization in connection with the Exchange (described in further detail under "Description of Business"), we had and continue to have liabilities on our books from our pre-Exchange business operations. We believe that Mr. Mason owed us fiduciary obligations as a Director and officer of us, but we can provide no assurance that we will not have any liability to Mr. Mason in connection with the above transactions. We have made a proposal to Mr. Mason, based on our discussions with him regarding the conversion and cancellation of a portion of his shares, however we have not come to any definitive agreement as of the date of this filing. Management believes it will have no liability in connection with this transaction.

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


     In May 2005, the Company sold 204,936 restricted shares of Common Stock in connection with Offshore Subscription Agreements in a transaction not registered under the Securities Act of 1933, which shares are included in the total shares outstanding as of May 5, 2005, listed at the beginning of this filing, but which were issued subsequent to May 5, 2005, and are currently outstanding. The Company claims an exemption from registration afforded by Regulation S for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.


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

EXHIBIT  NO.            DESCRIPTION


10.1(1)             Subscription  Agreement  with  Kitaro,  Inc.

10.2(1)             Purchase  and  Sale  &  Exploration  Agreement  with Aquatic

10.3(1)             First  Amendment  of  Purchase  and  Sale  &  Exploration
                    Agreement  with  Aquatic

10.4(2)              Development  Agreement  with  Strong
                    (with  all confidential information removed)

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


(2) Filed as Exhibits to the Company's Form 10-QSB filed with the Commission on May 23, 2005 and incorporated herein by reference.


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


                                            New  Century  Energy  Corp.


DATED:  September 13,  2005
                                        By:  /s/  Edward  R.  DeStefano
                                               ----------------------------
                                               Edward  R.  DeStefano
                                               Chief  Executive  Officer  and
                                               Chief  Financial  Officer