Form 10QSB/A
period 2005-06-30
New Century Energy Corp.
filed 2005-09-13
CIK 1079797

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



     This Amended Report on Form 10-QSB is being filed to revise the Registrant's disclosure under the Section entitled Controls and Procedures to clarify that that the Registrant's controls and procedures were effective as of the end of the period covered by this report, to add disclosure of the terms of the Funds Escrow Agreement and Disbursement Letter in connection with the Laurus Master Fund, Ltd. funding and to update the Registrant's legal proceedings as of the filing of this amended Report. All other sections of this Amended Report on Form 10-QSB, unless otherwise stated, remain the same as originally filed by the Registrant on August 22, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

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

FUNDS ESCROW AGREEMENT
----------------------


     In connection with the Closing, we entered into a Funds Escrow Agreement with Laurus, whereby we agreed to use an escrow agent in connection with the release of the $15,000,000 in closing funds. Under the Escrow Agreement, we and Laurus agreed for the escrow agent to release the $15,000,000 in closing funds to certain parties (as described below) pursuant to a disbursement letter, upon the receipt of signed closing documents, which documents were received on June 30, 2005. The disbursement letter provided for the following disbursements of the $15,000,000 in closing funds to be made on or about June 30, 2005:

     1)     $  2,283,277.68 to us;

     2)     $    525,000.00 to Laurus (for management fees);

     3)     $     35,000.00 to Laurus (for payment in full of all due diligence and documentation fees we owed);

     4)     $      2,000.00 to the escrow agent as a fee for acting as escrow agent;

     5)     $ 11,000,000.00 to the Sellers in connection with the Purchase and
                            Sale Agreement entered into on June 30, 2005
                            (described above under Purchase and Sale
                            Agreement);

     6)     $    599,000.00 to Energy Capital Advisors, LLC in connection with finders fees paid to Energy Capital Solutions, LP, in consideration of introducing us to Laurus; and

     7)     $    555,772.32 to Black Rock Energy Capital (for payment in full for all of our then outstanding obligations).

         =====================
  TOTAL:    $ 15,000,000.00


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


     On August 26, 2005, we received correspondence from an attorney on behalf of our former Chief Executive Officer and Director, William Mason regarding his intention to convert his 5,000 shares of Series A Convertible Preferred Stock into 1,500,000 shares of our common stock. As of the filing of this report, such shares have not been converted and we have discussed with Mr. Mason on numerous occasions and Mr. Mason has verbally agreed to cancel a portion of these shares in consideration for the fact that in contradiction of Mr. Masons oral assertions and provisions in the Agreement and Plan of Reorganization in connection with the Exchange (described in further detail under Description of Business), we had and continue to have liabilities on our books from our pre-Exchange business operations. We believe that Mr. Mason owed us fiduciary obligations as a Director and officer of us, but we can provide no assurance that we will not have any liability to Mr. Mason in connection with the above transactions. We have made a proposal to Mr. Mason, based on our discussions with him regarding the conversion and cancellation of a portion of his shares, however we have not come to any definitive agreement as of the date of this filing. Management believes it will have no liability in connection with this transaction.


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