Form 10KSB/A
period 2004-12-31
New Century Energy Corp.
filed 2005-12-07
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A
                                 Amendment  No. 1


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

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]


     This Amended Report on Form 10-KSB is being filed to revise the Registrant's disclosure under the Section entitled "Controls and Procedures" to clarify that that the Registrant's controls and procedures were not effective as of the end of the period covered by this report, to correct Mr. Mason's ownership of stock options, to update the Registrant's legal proceedings as of the filing of this Report, to clarify the Registrant's voting control over its wholly-owed subsidiary ERC Solutions, Inc. The Registrant has also revised its balance sheet, statement of operations, statement of stockholders' equity, statement of cash flows, and summary of accounting policies in connection with its audited financial statements as of December 31, 2004 and the years ended December 31, 2004 and 2003. Additionally, the Registrant added Note 5 regarding the Registrant's asset retirement obligation, Note 9 regarding the Registrant's benefit plans and Note 11 regarding the restatement of the Registrant's financial statements, and revised Note 1 and Note 10 of the December 31, 2004 financial statements. The Registrant has also made revisions to its Management's Discussion and Analysis (Item 6) relating to the specific sections titled
"Comparison of Operating Results" and "Liquidity and Capital Resources," in connection with such changes to the audited December 31, 2004 financial statements. All other sections of this Amended Report on Form 10-KSB, unless otherwise stated, remain the same as originally filed by the Registrant on March 31, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

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


     Information regarding certain technical oil and gas exploration terms which are used throughout this Form 10-KSB/A can be found on in the "Glossary of Oil and Gas Terms," incorporated by reference into this Form 10-KSB/A as exhibit  99.1.


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

OIL  AND  GAS  ACREAGE,  PRODUCTIVE  WELLS,  AND  DRILLING  ACTIVITY

DISCLOSURE  OF  OIL  AND  GAS  OPERATIONS:
------------------------------------------

AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR EACH OF THE LAST THREE FISCAL YEARS.

                                        2002       2003        2004
                                        ---------------------------

AVERAGE SALE PRICE OF OIL               $23.30    $28.74     $39.78
  (PER BBL.)
AVERAGE SALE PRICE OF GAS              -------    $4.041     $ 5.08

ANNUAL 8/8THS GROSS OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES
-------------------------------------------------------------------

                                        2002       2003        2004
                                 ----------------------------------
                                     Barrels.    Barrels.    Barrels.

SAN MIGUEL CREEK FIELD                13,074      15,589     14,756

TENNA FIELD                           ------      13,362      9,066

PRADO FIELD                           ------      ------      2,299

            ANNUAL TOTALS=            13,074      28,951     26,121

ANNUAL 8/8ths Gross GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES
-------------------------------------------------------------------

                                       2002        2003        2004
                                    -------------------------------
                                        MCF         MCF          MCF

SOUTH SARGENT FIELD                 -------      41,389      236,671

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

ESTIMATED  PROVED  RESERVES

                                 January 1, 2005     January 1, 2004
TOTAL:
  Oil (MBbls)                                 99                 118
  Natural gas (MMcf)                       1,030                1579

Proved producing OIL MBls                     99                 118
Proved undeveloped Oil MBls                    0                   0

Proved producing Gas MMcf                    151                 495
Proved undeveloped Gas MMcf                  879                1084

INCOME DATA: (1)
FUTURE NET INCOME                     $5,300,814          $7,078,898
DISCOUNTED FNI @ 10%                  $3,756,930          $5,155,327


REPRESENTATIVE OIL AND GAS PRICES:
                        Oil               $41.43              $31.19
                        Natural gas        $5.22               $4.69


(1) Determined based on year-end unescalated prices and costs in accordance with the guidelines of the SEC, discounted at 10% per annum.

     There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. The reserve data included herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from our estimates. Such variations may be significant and could materially affect estimated quantities and the present value of our proved reserves. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company or the oil and natural gas industry in general are subject.

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

     In February 2005, we received correspondence from four individuals who are our former directors, which alleged that we owed those former directors approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans and interest. We denied the individual's claims, but choose to enter into a Settlement, Release and Indemnification Agreement with three of the four individuals in July 2005. In consideration for us issuing those individuals an aggregate of 58,000 restricted shares of our Common Stock, those three individuals agreed to acquit, release and forever discharge us, our principals, directors, officers, shareholders, employees, agents, representatives, successors, insurers and attorneys from any all claims, remedies, demands, debts, liens, causes of action or liabilities. We filed suit against the fourth individual, our former officer and Director, Hans Nehme, in October 2005, in Harris County, Texas, alleging that Mr. Nehme agreed to settle the claims by exchange of written correspondence on May 10, 2005, and later agreed upon the form of a final settlement, but failed to sign with the other three plaintiffs. In the lawsuit, we sought a declaratory judgment that Mr. Nehme breached his agreement to sign the release, and that the claims he continues to try to assert have been released by the release agreement Mr. Nehme agreed to enter into. We are seeking actual damages, consequential damages, a declaratory judgment, prejudgment interest, post judgment interest and legal fees.

     Mr. Nehme filed suit against us on October 21, 2005, claiming $15,000 owed in connection with monies loaned to us, $113,733.42 in connection with accrued wages, $1,458 in 401(k) payments that Mr. Nehme claims he is due, and the loss of the value of the shares of our stock which he owns as a result of our reverse stock split effected in September 2004, as described under the section entitled "Description of Business" Mr. Nehme is also seeking, pre-judgment interest, attorney's fees, and interest on the judgment, if any until paid.

     On November 11, 2005, Mr. Nehme filed an amended complaint, which removed his previous claim regarding the loss of the value of the shares of his stock which he owns as a result of our reverse stock split.

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

     Total expenses for the year ended December 31, 2004 increased $5,377,200 or 747%, to $6,097,131, compared to $719,931 for the year ended December 31, 2003. This increase was attributable to an increase of $303,214 or 136%, in lease operating expenses, to $526,747, compared to $223,533 for the year ended
December 31, 2003, an increase in production taxes of $75,858 or 238%, to $107,698 from $31,840 for the prior period, an increase in general and administrative expenses of $4,077,657, or 5,074%, to $4,158,022 for the year ended December 31, 2004, which included stock issued to consultants for services rendered to the Company valued at $3,885,000, compared to $80,365 for the year ended December 31, 2003, a one time expense during the year ended December 31, 2004 consisting of the assumption of liabilities of $718,488 in connection with the purchase of the Vertica shell, an increase in depreciation, depletion and amortization of $48,625 or 17%, to $335,586 for the year ended December 31, 2004, compared to $286,961 for the prior period, and an increase in interest expense of $153,358 or 158%, to $250,590 for the year ended December 31, 2004 compared to interest expense of $97,232 for the year ended December 31, 2003.

     The Company had a net loss of $3,991,550 for the year ended December 31, 2004, compared to a net loss of $61,198 for the year ended December 31, 2003, which was mainly attributable to increases in general and administrative expenses and the purchase of the Vertica shell, which were not offset by the Company's increase in total revenues.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, the Company had total assets of $2,716,005, which included total current assets of $676,208, which consisted of cash of $452,781, accounts receivable - trade of $88,340, accounts receivable related parties of $5,000, inventory of $65,703 and other assets of $64,384. Non-current assets included $2,869 of office equipment, net of accumulated depreciation of $610, and $2,797,769 of total oil and gas properties, using successful efforts method of accounting, which included $2,567,777 of proved properties, $16,053 of unproved properties, and $213,939 of wells and related equipment and facilities, less accumulated depreciation, depletion, amortization and impairment of ($760,841) for net oil and gas properties of $2,036,928.

     The Company had total liabilities of $2,102,937 as of December 31, 2004. Current liabilities consisted of $47,869 of advances from investors, $717,540 in liabilities related to the purchase of the Vertica shell, 776,158 of current portion of notes payable, $253,115 of accounts payable and $14,439 of accrued liabilities. The Company's only long term liability as of December 31, 2004, consisted of its asset retirement obligation of $293,816. The Company's asset retirement obligations relate to the estimated future cost of plugging and abandonment of the Company's oil and gas properties at the estimated end of their oil and gas producing lives.


     The Company had negative net working capital of $1,132,913 as of December 31, 2004.

     The Company had net cash provided by operating activities of $642,205 for the year ended December 31, 2004, which included $3,991,550 of net loss, $7,076 of imputed interest, $3,885,000 of stock for services, $335,586 of depreciation, depletion and amortization, ($391,138) of gain on sale of oil and gas properties, changes in accounts receivable - trade of $31,258, changes in accounts receivable - related parties of ($5,000), inventory of ($65,703), other assets of ($64,384), accounts payable of $838,080, accrued expenses of $42,439, and accretion of the asset retirement obligation of $20,541.

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


     EDWARD R. DESTEFANO OWNS APPROXIMATELY 68.7% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Edward R. DeStefano, the sole director of the Company and the Company's Chief Executive Officer, holds 37,500,000 shares of the Company's Common Stock, representing approximately 68.7% of the outstanding shares of our Common Stock as of the filing of this Amended Report on Form 10-KSB. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests o f Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.



     WE MAY FACE POTENTIAL LIABILITIES IN CONNECTION WITH MONIES OWED TO OUR FORMER EMPLOYEES, INCLUDING BACK WAGES AND LOAN AMOUNTS, WHICH MAY CAUSE US TO EXPEND RESOURCES IN LITIGATION OR SETTLEMENT NEGOTIATIONS. In February 2005, we received correspondence from four (4) of our former employees, which alleged that we owed them approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans. Subsequent to our filing of our original report on form 10-KSB for the fiscal year ended December 31, 2004, in July 2005, we entered into a Settlement, Release and Indemnification Agreement with three (3) of these individuals, whereby those three individuals agreed to release us from any and call claims in return for an aggregate of 58,000 shares of our restricted common stock. Although three of the four individuals have settled with us, there is still one individual whose claims are still outstanding, and who we are currently in litigation with regarding such claims (see "Legal Proceedings," above). Our wholly-owned subsidiary, ERC Solutions, Inc., which we have agreed to spin-off into a separate, stand alone entity, has assumed these liabilities; however, we can make no assurance that we will not be held liable for these amounts to our former director and employee in the future. Additionally, we and our employees, including our Chief Executive Officer, may be forced to spend resources and time on the defense of this claim. If we are held liable for amounts which the former director and employee have alleged are due, or our Chief Executive Officer is forced to expand substantial amounts of his effort and time in defending this claim, it could, although it is not likely to, have a materially adverse effect on our business operations.

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

                        Recent Accounting Pronouncements

     In 2001, the FASB issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For the Company, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. Under previous accounting standards, such obligations were recognized over the life of the producing assets on a units-of-production basis.

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

As discussed in Note 11, the financial statements have been restated.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 22, 2005
(November 11, 2005 as to Note 5 and the effects of the restatement discussed in Note 11)


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                                  BALANCE SHEET
                                December 31, 2004
                                   (Restated)
  ASSETS
Current Assets
  Cash                                                        $    452,781
  Accounts receivable - trade                                       88,340
  Accounts receivable - related party                                5,000
  Inventory                                                         65,703
  Other assets                                                      64,384
                                                                ----------
  Total Current Assets                                             676,208
                                                                ----------

Office equipment, net of $610 accumulated depreciation               2,869
Oil and gas properties, using successful efforts
  method of accounting
  Proved properties                                              2,567,777
  Unproved properties                                               16,053
  Wells and related equipment and facilities                       213,939
                                                                ----------
                                                                 2,797,769
  Less accumulated depreciation, depletion,
    amortization and impairment                                   (760,841)
                                                                ----------
  Net oil and gas properties                                     2,036,928
                                                                ----------
                                                              $  2,716,005
                                                                ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                            $    253,115
  Liabilities related to purchase of Vertica shell                 717,540
  Accrued liabilities                                               14,439
  Advances from investors                                           47,869
  Current portion of notes payable                                 776,158
                                                                ----------
  Total Current Liabilities                                      1,809,121
                                                                ----------
Asset Retirement Obligation                                        293,816
                                                                ----------
Contingent Liabilities                                                   -
                                                                ----------
Total Liabilities                                                2,102,937

Stockholders' Equity
  Preferred stock, $0.001 par, 20,000,000 shares authorized,
    Series A Convertible Preferred shares, 5,000 shares
  designated and issued                                                 5
    Series B Convertible Preferred shares, 2,000,000 shares
  designated, none issued                                               -
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 45,489,666 shares issued and outstanding           45,488
  Additional paid in capital                                    4,753,763
  Retained deficit                                             (4,186,188)
                                                                ----------
  Total Stockholders' Equity                                      613,068
                                                                ----------
                                                              $ 2,716,005
                                                                ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003
                                   (Restated)

                                                  2004      2003
                                               ---------  ---------
Revenues
  Oil and gas sales                          $ 1,714,443   $688,214
  Gain on sale of oil and gas properties         101,138     12,000
  Sale of option to participate in future
     property acquisitions                       290,000          -
  Consulting                                           -      5,000
                                               ---------  ---------
  Total revenues                               2,105,581    705,214
                                               ---------  ---------
Expenses
  Lease operating                                526,747    223,533
  Production taxes                               107,698     31,840
  General & administrative                     4,158,022     80,365
  Purchase of Vertica shell                      718,488          -
  Depreciation, depletion, amortization
     and impairment                              335,586    286,961
  Interest                                       250,590     97,232
                                               ---------  ---------
  Total expenses                               6,097,131    719,931
                                               ---------  ---------
  Income (loss) before cumulative effect
    of change in accounting principle         (3,991,550)   (14,717)
                                               ---------  ---------
Cumulative Effect of Change In Accounting
  Principle On Years Prior To 2003                          (46,481)
                                               ---------  ---------

  NET INCOME (LOSS)                          $(3,991,550)  $(61,198)
                                               =========  =========


Basic and diluted income (loss) per
   common share:
  Income (loss) before cumulative effect
    of change in accounting principle             $(0.11)    $(0.00)
  Cumulative effect of change in accounting
    principle                                                 (0.00)
                                               ---------  ---------
  Net income (loss)                               $(0.11)    $(0.00)
                                               =========  =========

Weighted average common
   shares outstanding                        37,694,704  37,500,000



                See accompanying summary of accounting policies
                       and notes to financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2004 and 2003
                                   (Restated)

                           Preferred Stock           Common Stock
                        Shares       Amount        Shares      Amount
                       --------    ----------    ----------  ----------


Balances,
December 31, 2002             -             -    37,500,000     $37,500

Net income (loss)             -             -             -           -
                       --------    ----------    ----------  ----------
Balances,
December 31, 2003             -             -    37,500,000      37,500

Conversion of debt        5,000             5             -           -

Reverse merger                -             -       484,559         483


Stock for services            -             -     5,550,000       5,550

Stock for cash                -             -     1,099,107       1,099

Stock for debt                -             -       856,000         856

Imputed interest              -             -             -           -

Net income (loss)             -             -             -           -
                       --------    ----------    ----------  ----------
Balances,
December 31, 2004         5,000    $        5    45,489,666     $45,488
                       ========    ==========    ==========  ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2004 and 2003
                                   (Restated)

                                   (CONTINUED)

                        Additional
                          Paid In        Retained
                          Capital         Deficit       Totals
                        -----------    ------------    ----------

Balances,
December 31, 2002       $   (25,950)   $   (133,440)   $ (121,890)

Net income (loss)                 -         (61,198)      (61,198)
                        -----------    ------------    ----------
Balances,
December 31, 2003           (25,950)       (194,638)     (183,088)

Conversion of debt                -              -              5
Reverse merger                 (488)             -             (5)

Stock for services        3,879,450              -      3,885,000
Stock for cash              466,531              -        467,630

Stock for debt              427,144              -        428,000

Imputed interest              7,076              -          7,076

Net income (loss)                 -      (3,991,550)   (3,991,550)
                        -----------    ------------     ----------
Balances,
December 31, 2004       $ 4,753,763    $ (4,186,188)   $  613,068
                        ===========    ============     ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                            STATEMENTS OF CASH FLOW
                     Years Ended December 31, 2004 and 2003
                                   (Restated)

                                                            2004         2003
                                                         ----------    ---------
Cash Flows From Operating Activities
  Net income (loss)                                     $(3,991,550)  $  (61,198)
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Imputed interest                                          7,076            -
    Stock for services                                    3,885,000            -
    Depreciation, depletion, amortization and impairment    335,586      286,961
    Gain on sale of oil and gas properties                 (391,138)     (12,000)
    Cumulative effect of change in accounting principle           -       46,481
  Changes in:
    Accounts receivable - trade                              31,258      (82,316)
    Accounts receivable - related                            (5,000)           -
    Inventory                                               (65,703)           -
    Other assets                                            (64,384)           -
    Accounts payable                                        120,540       43,207
    Liabilities related to purchase of Vertica shell        717,540            -
    Accrued expenses                                         42,439            -
    Asset retirement obligation                              20,541       12,680
                                                         ----------    ---------
  Net Cash Provided by Operating Activities                 642,205      233,815
                                                         ----------    ---------

Cash Flows From Investing Activities
  Proceeds from sale of oil and gas properties              569,983       45,000
  Purchase of fixed assets                                   (3,479)           -
  Capital expenditures for oil and gas properties        (1,672,981)   (648,710)
  Proceeds from buyer deposit on February 2004 sale               -       80,000
                                                         ----------    ---------
  Net Cash Used in Investing Activities                  (1,106,477)    (523,710)
                                                         ----------    ---------
Cash Flows from Financing Activities
  Proceeds from additions to  debt                        1,304,500      303,646
  Proceeds from sale of common stock                        467,630            -
  Payments to reduce  debt                                 (734,953)    (203,835)
  Reimbursements to investors                               (27,578)     (81,807)
  Repayments to officer                                    (169,123)     (85,955)
  Advances from investors                                         -       30,000
                                                         ----------    ---------
  Net Cash Provided by (Used in) Financing Activities       840,476      (37,951)
                                                         ----------    ---------
Net change in cash                                          376,204     (327,846)
Cash at beginning of year                                    76,578      404,424
                                                         ----------    ---------
Cash at end of year                                     $   452,782   $   76,578
                                                         ==========    =========
Cash paid during the year for:
  Interest, net of interest capitalized
    of $0 and $22,528 in 2004 and 2003                  $         -   $ 104,696
  Income taxes                                                    -           -
Supplemental non-cash activities:
  Debt exchanged for 856,000 shares of common stock     $   428,000   $       -

                See accompanying summary of accounting policies
                       and notes to financial statements.

                            New Century Energy Corp.
                        (formerly Vertica Software, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  (Restated)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of operations and organization


New Century Energy Corp. ("New Century" or the "Company"), was incorporated in Colorado on April 18, 1997 as "Perfection Development Corporation." On September 29, 1998, the Company entered into an agreement pursuant to which it would acquire all of the outstanding capital stock of Vertica Software, Inc., a California corporation ("Vertica California"). On December 31, 1998, Vertica California merged with and into the Company. The Company was the surviving corporation in the merger and the separate corporate existence of Vertica California ceased. Concurrently with the merger, the Company changed its name from Prefection Development Corporation to Vertica Software, Inc. ("Vertica").

On September 30, 2004, the Company acquired 100% of the issued and outstanding common stock of Century Resources, Inc., a Delaware Corporation ("Century"), in exchange for 37,500,000 newly issued shares of the Company's Common Stock, pursuant to an Agreement and Plan of Reorganization whereby Century became a wholly-owned subsidiary of the Company (the "Exchange").

In connection with the Exchange, the Company agreed to transfer all rights to the existing installation of hardware and software used to develop intellectual property, all trademarks, copyrights and marketing materials developed for sales and distribution of such products relating to Internet/Intranet software products and services and an Internet web site for the hazardous material to the Company's wholly owned subsidiary, ERC Solutions, Inc. ("ERC"), and changed its business focus to oil and gas exploration and production. On October 26, 2004, in connection with its new business focus, the Company filed Articles of Amendment with the Colorado Secretary of State, to change its name to New Century Energy Corp.


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


Revenue Recognition. New Century records oil and gas revenues following the entitlement method of accounting for production, in which any excess amount received above New Century's share is treated as a liability. If less than New Century's share is received, the underproduction is recorded as an asset. New Century's imbalance position was not significant in terms of volumes or values at December 2004.


Oil and Gas Properties. New Century uses the successful efforts method of Accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

Asset retirement obligation

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined in the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible long-lived asset, including the asset retirement cost, is depreciated over the useful life of the asset. New Century adopted the new standard effective on January 1, 2003, as further discussed in Note 5.

For New Century, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities. The fair value of the asset retirement obligation is recognized in the period in which the liability is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations include costs to dismantle and relocate wells and related structures, and restoration costs of land, including those leased. Depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation are recorded over time. The depreciation on the capitalized asset will generally be determined on a unit-of-production basis, while the accretion of the liability will be recognized over the life of the producing assets.

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

NOTE 2 - OIL AND GAS PROPERTIES

On February 2, 2004, New Century purchased a 100% working interest in the South Sargent Field in Matagorda County, Texas from two sellers for an adjusted purchase price of $1,318,492. In March 2004, New Century sold 20% of its interest in this property to a third party. In July 2004, New Century sold 50% of its interest in another property to a third party. The proceeds received from these two sales totaled $359,953, realizing a total gain of $94,484 from these sales. In the March 2004 agreement, the third party advanced an additional $290,000 as a non-refundable deposit on the right to participate in specified new drilling opportunities.

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
                                                              --------
                                                              $776,158
                                                              ========

NOTE 5 - ASSET RETIREMENT OBLIGATION

As discussed in Note 1, New Century adopted SFAS No. 143 on January 1, 2003, which resulted in an increase in net oil and gas properties of $92,987 and an increase in the asset retirement obligation of $139,468.

A summary of the changes in the asset retirement obligation during 2004 and 2003 is as follows:
                                                       2004            2003
Carrying amount of obligation at beginning of year $  181,473       $ 139,468
Liabilities incurred during the year                  113,291          29,325
Liabilities settled during the year                   (21,489)              -
Accretion expense                                      20,541          12,680
                                                     --------         -------
Carrying amount of obligation at end of year        $ 293,816       $ 181,473
                                                     ========        ========

NOTE 6 - COMMITMENTS

New Century's office lease was renewed in February 2004 and expires May 31, 2007. Minimum lease payments are due as follows: $18,060 in each of 2005 and 2006, and $7,525 in 2007. Total rent expense for the years ended December 31, 2004 and 2003 was approximately $15,442 and $9,126, respectively.

NOTE 7 - PREFERRED STOCK

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

NOTE 8 - COMMON STOCK

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

2004 Directors, Officers and Consultants Stock Option, Common Stock Warrant and Stock Award Plan ("2004 Plan")

On December 8, 2004, New Century registered 9,700,000 shares of its common stock for its 2004 Plan. The aggregate number of shares that may be optioned subject to conversion or issued under the 2004 plan is 13,000,000 shares of common stock, warrants, options, preferred stock, or any combination thereof ("Company Securities"). New Century's Board of Directors administers the 2004 Plan and has sole discretionary authority to describe, authorize and designate the directors, employees and consultants who will be granted securities under the 2004 Plan. 5,550,000 shares were issued under the 2004 Plan in 2004. As of December 31, 2004, there were no options or warrants granted or outstanding under the 2004 Plan.

2002 Employee Stock Purchase Plan

Also in connection with the Vertica reverse merger, New Century assumed the 2002 Employee Stock Purchase Plan ("2002 ESPP"), whereby New Century may issue up to an aggregate of 70,000 shares of common stock to employees at 85% of the lower of fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. No shares of stock were granted under the 2002 ESPP in 2004 and there were no options to purchase shares of the common stock at December 31, 2004.

2000 Employee Stock Purchase Plan

The Vertica reverse merger also provided for New Century's assumption of the 2000 Employee Stock Purchase Plan ("2000 ESPP") whereby New Century may issue up to an aggregate of 30,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. No shares of stock were granted under the 2000 ESPP in 2004 and there were no options to purchase shares of common stock at December 31, 2004.


NOTE 10 - SUBSEQUENT EVENTS

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

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its 2004 and 2003 financial statements from the amounts previously reported. The restatements include adjustments to (a) record the asset retirement obligation effective as of January 1, 2003 and the depreciation and depletion and accretion expenses related thereto and (b) correct an error in the calculation of depreciation and depletion of certain oil and gas properties in 2004. Following is a summary of the restatement adjustments:

                                            As                            As
                                         Reported      Adjustments     Restated
2004 Summary Balance Sheet:
  Current assets                       $  676,208                    $  676,208
  Office equipment (net)                    2,869                         2,869
  Oil and gas properties (net)          1,796,490      $   240,438    2,036,928
                                       ----------      -----------   ----------
    Total assets                       $2,475,567      $   240,438   $2,716,005
                                       ==========      ===========   ==========
  Current liabilities                  $1,809,121                    $1,809,121
  Asset retirement obligation                          $   293,816      293,816
  Stockholders' equity:
    Preferred stock                             5                             5
    Common stock                           45,488                        45,488
    Additional paid in capital          4,753,763                     4,753,763
    Retained deficit                   (4,132,810)     $   (53,378)  (4,186,188)
                                       ----------      -----------   ----------
    Total liabilities and stockholders'
      equity                           $2,475,567      $   240,438   $2,716,005
                                       ==========      ===========   ==========

                                            As                            As
                                         Reported      Adjustments     Restated
2004 Summary Statement of Operations:
  Total revenues                      $ 2,105,581       $       -   $ 2,105,581
                                       ----------      -----------   ----------
  Lease operating expense                 506,206          20,541       526,747
  Depreciation, depletion,
    amortization and impairment           397,132         (61,546)      335,586
  Other expenses                        5,234,798               -     5,234,798
                                       ----------      -----------   ----------
  Total expenses                        6,138,136      $  (41,005)    6,097,131
                                       ----------      -----------   ----------
    Net income (loss)                 $(4,032,555)     $   41,005   $(3,991,550)
                                       ==========      ===========   ==========

Basic and diluted loss per
  common share                            $(0.11)                       $(0.11)

2003 Summary Statement of Operations:
  Total revenues                      $   705,214      $        -   $   705,214
                                       ----------      -----------   ----------
  Lease operating expense                 210,853          12,680       223,533
  Depreciation, depletion,
    amortization and impairment           251,739          35,222       286,961
  Other expenses                          209,437               -       209,437
                                       ----------      -----------   ----------
  Total expenses                          672,029          47,902       719,931
  Income (loss) before cumulative effect
    of change in accounting principle      33,185         (47,902)      (14,717)
                                       ----------      -----------   ----------
  Cumulative Effect of Change In
    Accounting Principle                        -         (46,481)      (46,481)
                                       ----------      -----------   ----------
    Net income (loss)                 $    33,185      $  (94,383)  $   (61,198)
                                       ==========      ===========   ==========

Basic and diluted income (loss) per
  common share                             $0.00                        $(0.00)

NOTE 12 - SUPPLEMENTAL OIL AND GAS INFORMATION  (Unaudited)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration, and development activities as of December 31, 2004 are as follows:

  Proved properties                                                   2,567,777
  Unproved properties                                                    16,053
  Wells and related equipment and facilities                            213,939
                                                                     ----------
                                                                      2,797,769
  Less accumulated depreciation, depletion,
    amortization and impairment                                        (760,841)
                                                                     ----------
  Net capitalized costs                                               2,036,928
                                                                     ==========

Costs incurred for property acquisition, exploration, and development activities.

Acquisition of properties                          Year ended December 31, 2004
-Proved                                                             $ 1,110,338
-Unproved                                                                16,053
Exploration costs                                                        10,494
Development costs                                                       288,019
                                                                     ----------
Total costs incurred for property acquisition,
Exploration, and development activities                             $ 1,424,904
                                                                      =========



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


     Scott's report on the financial statements of the Company for the fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period up to and including the date the relationship with Scott ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

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

ITEM 8A.  CONTROLS AND PROCEDURES



     (a) Evaluation of disclosure controls and procedures. Item 308(a)(3) of Regulation S-B states that "Management is not permitted to conclude that the small business issuer's internal control over financial reporting is effective if there are one or more material weaknesses in the small business issuer's internal control over financial reporting." As a result of the restatements to our December 31, 2004 financial statements as disclosed herein and described under Footnote 11 to our restated December 31, 2004 financials, our Chief Executive Officer and Principal Accounting Officer, can no longer conclude that after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Amended Report on Form 10-KSB, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     However, the Company believes that this restatement, and the Company's planned restatement of its June 30, 2005 quarterly financial statements will be a one time occurrence and that moving forward its Controls and Procedures will once again be effective as the Laurus convertible note accounting in the June 30, 2005 financials involved a highly complex transaction involving an "unconventional" convertible note, and the Company does not anticipate entering into any additional complex financing transactions involving derivates in the future; the Company is utilizing the guidelines communicated to us by the SEC after various communications regarding accounting for derivatives; and because the Company has, as of this fiscal year, added a certified public accountant to its accounting staff as well as additional outside certified public accountants to manage and review the Company's accounting issues.

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

ITEM 10. EXECUTIVE COMPENSATION


                                                SUMMARY COMPENSATION TABLE
                                                --------------------------
                                                   ANNUAL COMPENSATION
                                                   -------------------
                                                Name & Principal Position

                                                              Other
                                                              Annual    Restricted                 LTIP    All Other
Name & Principal                                   Bonus      Compen-     Stock        Options    Payouts   Compen-
   Position             Year        Salary ($)      ($)       sation     Awards          SARs       ($)      sation
Edward R. DeStefano     2004        70,500.00
CEO, CFO


William F. Mason(1)     2004          - 0 -                                - 0 -
CEO                     2003          - 0 -                                - 0 -
                        2002          - 0 -                                - 0 -



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
      and Directors
  as a group (1 person)


(1) Using 47,962,074 shares issued and outstanding as of March 22,2005, and not including the voting rights of any outstanding shares of Preferred Stock, or 314,415 shares of restricted Common Stock which the Company had agreed to issue pursuant to Offshore Subscription Agreements, but which as of March 22, 2005 had not been issued. The 314,415 shares were issued by the Company subsequent to March 22, 2005.


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

3.2(2)            Certificate of Amendment to Articles of Incorporation

3.3(3)            Certificate of Amendment to Articles of Incorporation

3.4(3)            Certificate of Amendment to Articles of Incorporation

3.5(3)            Certificate of Correction to be filed with the Colorado
                      Secretary of State

3.6(2)            Bylaws

10.1(4)           Securities Purchase Agreement

10.2(6)           Agreement with ERC Solutions, Inc.

10.3(6)           Subscription Agreement with Kitaro, Inc.

10.4(6)           Purchase and Sale & Exploration Agreement with Aquatic

10.5(6)           First Amendment of Purchase and Sale & Exploration
                  Agreement with Aquatic

16.1(5)           Letter from Randolph Scott and Company, Certified
                  Public Accountants

21.1(6)           Subsidiaries of the Company

31.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(6)           Glossary of Oil and Gas Terms

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


(6) Filed as exhibits to the Company's Form 10-KSB filed on March 31, 2005, and incorporated herein by reference.


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


DATED: December 7, 2005

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

NAME     TITLE                         DATE

/s/ Edward R. DeStefano     Chief Executive Officer,     December 7, 2005
----------------------      Chief Financial Officer,
Edward R. DeStefano         and Director