Form 10QSB/A
period 2005-03-31
New Century Energy Corp.
filed 2005-12-08
CIK 1079797

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549



                                   FORM  10-QSB/A
                                  Amendment  No. 2


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
                            ---------------------------
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

     This Amended Report on Form 10-QSB is being filed to revise the Registrant's disclosure under the Section entitled "Controls and Procedures" to clarify that that the Registrant's controls and procedures were not effective as of the end of the period covered by this report and to update the Registrant's legal proceedings as of the filing of this amended Report. The Registrant has also revised its balance sheet, statements of operations and cash flow and notes to financial statements in connection with its asset retirement obligation and added Note 2 to its financial statements regarding its asset retirement obligation, as well as to revise our legal proceedings. The Registrant has also made revisions to its Management Discussion and Analysis (Item 2) relating to the specific sections titled "Comparison of Operating Results" and "Liquidity and Capital Resources". All other sections of this Amended Report on Form 10-QSB, unless otherwise stated, remain the same as originally filed by the Registrant on September 13, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

                          PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                  (unaudited)
                                   (Restated)

ASSETS
Current Assets
  Cash                                                          $496,505
  Accounts receivable-trade                                      165,848
  Accounts receivable-related party                                5,000
  Inventory                                                       55,398
  Other                                                           10,800
                                                              ----------
  Total Current Assets                                           733,551
                                                              ----------
Office equipment, net of $899 accumulated depreciation             4,832
Oil and gas properties, using successful efforts
  method of accounting

  Proved properties                                            2,711,791
  Unproved properties                                             71,549
  Wells and related equipment and facilities                     213,940
                                                              ----------
                                                               2,997,280
  Less accumulated depreciation, depletion,
    amortization and impairment                                 (810,950)
                                                              ----------
  Net oil and gas properties                                   2,186,330
                                                              ----------
                                                          $2,924,713
                                                              ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                              $299,324
  Liabilities related to purchase of Vertica shell               621,673
  Accrued liabilities                                            128,564
  Notes payable to related parties                                10,000
  Advances from investors                                         47,869
  Current portion of notes payable                               673,950
                                                              ----------
  Total Current Liabilities                                    1,781,380
                                                              ----------


Asset Retirement Obligation                                      300,110

Contingent Liabilities                                                 0

Stockholders' Equity
  Preferred stock, $.001 par, 20,000,000 shares authorized,
    Series A convertible preferred shares, 5,000 shares
  designated and issued                                                5
    Series B convertible preferred shares, 2,000,000 shares
  designated, none issued
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 47,962,074 shares issued and outstanding          47,962
  Additional paid in capital                                   6,243,527

  Shares subscribed, 438,678 shares to be issued                 195,619
  Retained deficit                                            (5,643,890)
                                                              ----------
  Total Stockholders' Equity                                     843,223
                                                              ----------
                                                              $2,924,713
                                                              ==========




                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            MARCH 31, 2005 AND 2004
                                  (unaudited)
                                   (Restated)

                                                          Three  Months  Ended
                                                           2005          2004
                                                        ---------     ---------
Revenues
  Oil and gas sales                                      $239,395      $570,728
  Gain on sale of oil and gas properties                        -       316,302
                                                        ---------     ---------
  Total Revenues                                          239,395       887,030
                                                        ---------     ---------

Expenses
  Lease operating                                         115,188       130,293
  Production taxes                                          7,659         6,682
  General & administrative                              1,581,130        18,048
  Depreciation, depletion
    and amortization                                       50,397        83,793
                                                        ---------     ---------
  Total expenses                                        1,754,374       238,816
                                                        ---------     ---------
Operating income (loss)                                (1,514,979)      648,214
                                                        ---------     ---------
Other income (expense)

  Write down of Vertica liabilities                        95,867             -
  Interest expense                                        (33,189)      (62,958)
  Other income                                              4,599             -
  Other expenses                                          (10,000)            -
                                                        ---------     ---------
  Total other income (expense)                             57,277       (62,958)
                                                        ---------     ---------
Income (loss)
  before income taxes                                  (1,457,702)      585,256

 Income tax expense (benefit)                                   -             -
                                                        ---------     ---------
  NET INCOME (LOSS)                                   $(1,457,702)     $585,256
                                                        =========     =========

Basic and diluted earnings per share                        $(.03)         $.02
                                                            =====          ====
Weighted average common shares used in
  computing earnings per share                         46,568,101    37,500,000
                                                      ===========   ===========


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2005 and 2004
                                  (unaudited)
                                   (Restated)

                                                          2005           2004
                                                       ----------      ---------

Cash flows from operating activities
  Net income (loss)                                   $(1,457,702)     $585,256
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation, depletion and amortization               50,397        83,793
    Write down of Vertica liabilities                     (95,867)            -
    Gain on sale of oil and gas properties                      -      (316,302)
    Stock for services                                  1,435,000             -
  Changes in:
    Accounts receivable                                   (77,508)      (51,902)
    Inventory                                              10,305       (48,406)
    Other assets                                           53,584             -
    Accounts payable                                       46,209       (23,842)
    Accrued liabilities                                   114,126         4,667
    Asset retirement obligation                             6,294         5,135
                                                       ----------     ---------
  Net cash provided by operating activities                84,838       238,399
                                                       ----------     ---------

Cash flows from investing activities
  Capital expenditures on oil and gas properties         (199,510)   (1,243,493)
  Proceeds from sale of oil and gas property                    -       500,000
  Purchase of office equipment                             (2,255)       (1,753)
                                                       ----------     ---------
  Net cash used in investing activities                  (201,765)     (745,246)
                                                       ----------     ---------
Cash flows from financing activities
  Proceeds from additions to long-term debt                     -     1,304,500
  Proceeds from the sale of common stock                   57,240             -
  Proceeds from the sale of subscribed common stock       195,619             -
  Payments to reduce long-term debt                       (92,208)     (170,093)
  Investor payments for drilling                                -          (587)
  Repayments to sole shareholder                                -      (159,000)
  Proceeds from sole shareholder                                -         4,489
                                                       ----------     ---------
Net cash provided by financing activities                 160,651       979,309
                                                       ----------     ---------
Net increase in cash                                       43,724       472,462

Cash at beginning of the period                           452,781        76,577
                                                       ----------     ---------

Cash at end of the period                                $496,505      $549,039
                                                       ==========      ========

Supplemental Cash flow Information:
Interest                                                  $33,189       $62,958
Income taxes                                                    -             -

                            NEW  CENTURY  ENERGY  CORP.
                        (formerly  Vertica  Software,  Inc.)
                          NOTES  TO  FINANCIAL  STATEMENTS
                                  (unaudited)
                                   (Restated)

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


NOTE 2 - ASSET RETIREMENT OBLIGATION

     In  June  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined in the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible long-lived asset, including the asset retirement cost, is depreciated over the useful life of the asset. New Century adopted the new standard effective on January 1, 2003.

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


NOTE  3  STOCKHOLDERS'  EQUITY

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

NOTE  4  -  OTHER  INCOME  (EXPENSE)

     At March 31, 2005, $95,867 was released from the initial liability recorded in connection with the reverse merger with Vertica. This write down was a result of creditor settlements and the expiration of a four year statute of limitations on other previously reported liabilities.

NOTE  5  -  INCOME  TAXES

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

NOTE  6  -  EMPLOYEE  BENEFIT  PLANS

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

NOTE  7  -  CONTINGENCIES

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

NOTE  8  -  PROFORMA  FINANCIAL  INFORMATION

     The following proforma financial information reflects New Century's results of operations as if the reverse merger occurred on January 1, 2004.


                                  Century     Vertica     Proforma      Proforma
                                 Resources    Software   Adjustments    Combined
                                 -----------------------------------------------
Three Months Ended March 31, 2004
---------------------------------

Revenues                          $ 887,030   $      -    $       -     $887,030
                                  =========   =========   =========     ========
Net Income                        $ 563,283   $ (38,861)  $       -     $524,422
                                  =========   =========   =========     ========
Earnings per Share                $    .02    $   (.00)   $       -     $    .01
                                  =========   =========   =========     ========


NOTE  9  -  SUBSEQUENT  EVENTS

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


NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

     The Company has restated its balance sheet as of March 31, 2005 and its statements of operations and cash flow for the three months ended March 31, 2005 and 2004 from the amounts previously reported. The restatements include adjustments to (a) record the asset retirement obligation effective as of January 1, 2003 and the depreciation and depletion and accretion expenses related thereto and (b) correct an error in the calculation of depreciation and depletion of certain oil and gas properties in 2004. Following is a summary of the restatement adjustments:

                              CONDENSED BALANCE SHEET
                                   March 31, 2005

                                         Previously      Increases         As
                                          Reported      (Decreases)     Restated
ASSETS:
  Total current assets                  $  733,551                    $  733,551
  Office equipment (net)                     4,832                         4,832
  Oil and gas properties:
    Proved properties                    2,470,529      $   241,262    2,711,791
    Unproved properties                     71,549                        71,549
    Equipment                              213,940                       213,940
    Accumulated depreciation,
     depletion, and amortization          (803,648)          (7,302)    (810,950)
                                        ----------      -----------   ----------
      Net oil and gas properties         1,952,370      $   233,960    2,186,330
                                        ----------      -----------   ----------
    Total assets                        $2,690,753      $   233,960   $2,924,713
                                        ==========      ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Total current liabilities             $1,781,380                    $1,781,380
  Asset retirement obligation                           $   300,110      300,110
  Stockholders' equity:
    Preferred stock                              5                             5
    Common stock                            47,962                        47,962
    Additional paid in capital           6,243,527                     6,243,527
    Shares subscribed                      195,619                       195,619
    Retained deficit                    (5,577,740)     $   (66,150)  (5,643,890)
                                        ----------      -----------   ----------
    Total liabilities and stockholders'
      equity                            $2,690,753      $   233,960   $2,924,713
                                        ==========      ===========   ==========




                          CONDENSED STATEMENT OF OPERATIONS
                       For the Three Months Ended March 31, 2005

                                         Previously      Increases         As
                                          Reported      (Decreases)     Restated
Total revenues                         $   239,395                   $   239,395
Expenses:
  Lease operating expenses                 108,894      $    6,294       115,188
  Production taxes                           7,659                         7,659
  General & administrative               1,581,130                     1,581,130
  Depreciation, depletion and
   amortization                             43,919           6,478        50,397
Other income (net)                          57,277                        57,277
                                        ----------      -----------   ----------
  Net income (loss)                    $(1,444,930)     $  (12,772)  $(1,457,702)
                                        ==========      ===========   ==========
Basic and diluted earnings
 per share                             $      (.03)                  $      (.03)
                                        ==========                    ==========
Weighted average common shares used
 in computing earnings per share        46,568,101                    46,568,101
                                        ==========                    ==========

                          CONDENSED STATEMENT OF OPERATIONS
                       For the Three Months Ended March 31, 2004

                                         Previously      Increases         As
                                          Reported      (Decreases)     Restated
Total revenues                         $   887,030                   $   887,030
Expenses:
  Lease operating expenses                 125,158      $    5,135       130,293
  Production taxes                           6,682                         6,682
  General & administrative                  18,048                        18,048
  Depreciation, depletion and
   amortization                            110,901         (27,108)       83,793
Other income (expense) (net)               (62,958)                      (62,958)
                                        ----------      -----------   ----------
  Net income (loss)                    $   563,283      $   21,973   $   585,256
                                        ==========      ===========   ==========
Basic and diluted earnings
 per share                             $       .02                  $        .02
                                        ==========                    ==========
Weighted average common shares used
 in computing earnings per share        37,500,000                    37,500,000
                                        ==========                    ==========



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
--------------------------------------------------------------------------------

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

Expenses-


     Total  expenses  for  the  three  months  ended  March  31,  2005 increased
$1,515,558  or  635%,  to  $1,754,374  compared to $238,816 for the three months ended March 31, 2004. This increase was attributed to the following: an increase in general & administrative expenses of $1,563,082, to $1,581,130 for the three months ended March 31, 2005 which included stock issued to consultants for services rendered to the Company valued at $1,435,000, compared to general and administrative expenses of $18,048 for the three months ended March 31, 2004. Lease operating expenses decreased $15,105 or 12% to $115,188 for the three months ended March 31, 2005, compared to $130,293 for the three months ended March 31, 2004. Depreciation, depletion and amortization decreased $33,396 to $50,397 for the three months ended March 31, 2005, compared to $83,793 for the three months ended March 31, 2004.

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

Net  Loss-


     The Company had a net loss of $1,457,702 for the three months ended March 31, 2005, compared to net income of $585,256 for the three months ended March 31, 2004. Two main factors which attributed to the net loss for the three months ended March 31, 2005 were that wells in the Hamill field were recompleted and not producing during this period, and the expense of consultants for services in exchange for shares of common stock.


LIQUIDITY  AND  CAPITAL  RESOURCES


     As of March 31, 2005, the Company had total assets of $2,924,713, which included total current assets of $733,551, which consisted of cash of $496,505, accounts receivable-trade of $165,848, accounts receivable-related party of $5,000, which amount is owed from a company owned by the Company's Chief Executive Officer which was repaid in May 2005, inventory of $55,398, and other assets of $10,800. Non-current assets included $4,832 of office equipment, net of depreciation of $899, and $2,997,280 of total oil and gas properties, using successful efforts method of accounting, which included $2,711,791 of proved properties, $71,549 of unproved properties, and $213,940 of well related equipment and facilities, less accumulated depreciation, depletion, amortization and impairment of ($810,950) for net oil and gas properties of $2,186,330.

     As of March 31, 2005, the Company had total liabilities of $2,081,490, which consisted of current liabilities of $1,781,380 and an asset retirement obligation of $300,110, which is recorded as a long-term liability. Current liabilities consisted of$299,324 in accounts payable, $621,673 (after write down of $95,867) relating to liabilities assumed in the Company's reverse merger with Vertica, $128,564 in accrued liabilities, $10,000 in notes payable to related parties, which is payable to the Company's Chief Executive Officer and was paid in May 2005, $47,869 relating to advances from investors, and $673,950 related to a note payable to Black Rock Energy Capital, Ltd. ("Black Rock").


     As of March 31, 2005, the Company had negative working capital of $1,047,829.


     The Company had net cash provided by operating activities of $84,838 for the three months ended March 31, 2005, which included $1,457,702 of net loss, $1,435,000 for common stock for services, $50,397 of depreciation, depletion and amortization and $95,867 related to a write down of Vertica liabilities. The net cash provided by operating activities also included the following changes, ($77,508) in accounts receivable, $10,305 in inventory, $53,584 in other assets, $46,209 in accounts payable, $114,126 in accrued liabilities, and $6,294 in the asset retirement obligation. Our asset retirement obligations relate to the estimated future cost of plugging and abandonment of our oil and gas properties at the estimated end of their oil and gas producing lives.



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

CONTROLS AND PROCEDURES


     (a) Evaluation of disclosure controls and procedures. Item 308(a)(3) of Regulation S-B states that "Management is not permitted to conclude that the small business issuer's internal control over financial reporting is effective if there are one or more material weaknesses in the small business issuer's internal control over financial reporting." As a result of the restatements to our December 31, 2004 financial statements as disclosed in our Amended Report on Form 10-KSB and described under Footnote 11 to our restated December 31, 2004 financials, as well as the related restatement to the financial statements, as disclosed in Note 10 to our March 31, 2005 financial statements contained herein, our Chief Executive Officer and Principal Accounting Officer, can no longer conclude that after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Amended Report on Form 10-QSB, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     However, the Company believes that its restatement to its December 31, 2004 financial statements and restatements to our March 31, 2005 financial statements, as well as the Company's planned restatement of its June 30, 2005 quarterly financial statements will be a one time occurrence and that moving forward its Controls and Procedures will once again be effective as the Laurus convertible note accounting in the June 30, 2005 financials involved a highly complex transaction involving an "unconventional" convertible note, and the Company does not anticipate entering into any additional complex financing transactions involving derivates in the future; the Company is utilizing the guidelines communicated to us by the SEC after various communications regarding accounting for derivatives; and because the Company has, as of this fiscal year, added a certified public accountant to its accounting staff as well as additional outside certified public accountants to manage and review the Company's accounting issues.


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



     Mr. Nehme filed suit against us on October 21, 2005, claiming (a) $15,000 owed in connection with monies loaned to us, (b)$113,733.42 in connection with accrued wages, (c) $1,458 in 401(k) payments that Mr. Nehme claims he is due, and (d) the loss fo the value of the shares of our stock which he owns as a reslut of our reverse stock split effected in September 2004, as described under the section entitled "Description of Business." Mr. Nehme is also seeking, pre-judgment interest, attorney's fees, and interest on the judgment, if any until paid.



     On November 10, 2005, Mr. Nehme agreed to remove item (d) above from his lawsuit, dealing with the loss of the value of the shares of common stock which he held as a result of our reverse split. In connection with Mr. Nehme's removal of such claim, we agreed that if Mr. Nehme determines to bring such claims back inot his lawsuit within 12 months of November 10, 2005, that we will not raise any statute of limitation defense in connection with such removal and will not raise any defense that is directly or indirectly based on the fact that Mr.
Nehme has pled and then removed such claims. Furthermore, we agreed to allow discovery in the lawsuit between Mr. Nehme and us relating to the removed claim.

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


                                               New  Century  Energy  Corp.


DATED:  December 8,  2005

                                        By:    /s/  Edward  R.  DeStefano
                                               ------------------------------
                                               Edward  R.  DeStefano
                                               Chief  Executive  Officer  and
                                               Chief  Financial  Officer