Form 10QSB/A
period 2005-06-30
New Century Energy Corp.
filed 2005-12-20
CIK 1079797

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

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ ]  No  [X]

     As of August 16, 2005, 54,610,612 shares of the Registrant's $0.001 par value common stock ("common stock") were outstanding.



     This Amended Report on Form 10-QSB is being filed to revise the Registrant's disclosure under the Section entitled Controls and Procedures to clarify that that the Registrant's controls and procedures were not effective as of the end of the period covered by this report, to add disclosure of the terms of the Funds Escrow Agreement and Disbursement Letter in connection with the Laurus Master Fund, Ltd. funding and to update the Registrant's legal proceedings as of the filing of this amended Report. The Registrant has revised its balance sheet, statement of operations and cash flow and notes to financial statements in connection with its asset retirement obligation, as discussed in Notes 2 and 3 to the attached restated June 30, 2005 financial statements and has made certain additions to Note 13 of the financial statements regarding "Subsequent Events." The Registrant has also made revisions to its Management Discussion and Analysis (Item 2) relating to the specific sections titled
"Comparison of Operating Results" and "Liquidity and Capital Resources" in connection with such restatement of its financial statements. The majority of the other sections of this Amended Report on Form 10-QSB remain the same as originally filed by the Registrant on August 22, 2005, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

                         PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (unaudited)
                                    (Restated)


ASSETS
Current Assets
  Cash                                                                $ 3,204,485
  Accounts receivable                                                     629,438
  Inventory                                                                36,838
  Other                                                                   124,144
                                                                       ----------
  Total Current Assets                                                  3,994,905
                                                                       ----------
Office equipment, net of $1,222 accumulated depreciation                    7,475
Oil and gas properties, using successful efforts
  method of accounting
  Proved properties                                                    13,179,140
  Unproved properties                                                     127,946
  Wells and related equipment and facilities                            1,028,668
                                                                       ----------
                                                                       14,335,754
  Less accumulated depreciation, depletion,
    amortization and impairment                                         (871,215)
                                                                       ----------
  Net oil and gas properties                                           13,464,539
                                                                       ----------
  Deferred loan costs                                                     629,596
                                                                       ----------
  TOTAL ASSETS                                                       $ 18,096,515
                                                                       ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
  Accounts payable                                                   $    351,620
  Liabilities related to purchase of Vertica shell                        383,999
  Accrued liabilities                                                      32,876
  Advances from investors                                                  41,608
  Current portion of secured Convertible Note                           1,500,000
  Derivative liability for Laurus Warrant                               3,668,299
  Derivative liability for Laurus  Stock Option                         6,338,126
  Derivative liability with single
    Compound Embedded Derivatives within Convertible Note               1,716,420
                                                                       ----------
  Total Current Liabilities                                            14,032,948
                                                                       ----------
  Secured Convertible Note (less current portion and unamortized
    discount of $12,624,422)                                              875,578
  Asset retirement obligation                                             319,541
                                                                       ----------
Total Liabilities                                                      15,228,067
                                                                       ----------
Contingencies                                                                   -


Stockholders' Equity
  Preferred stock, $.001 par, 20,000,000 shares authorized,
    Series A convertible preferred shares, 5,000 shares
    designated and issued                                                       5
    Series B convertible preferred shares, 2,000,000 shares
    designated, none issued                                                     -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 50,880,600 shares issued and outstanding                   50,881
  Additional paid in capital                                            8,194,320
  Shares subscribed, 3,733,000 shares to be issued                         25,520
  Retained deficit                                                     (5,402,278)
                                                                       ----------
  Total Stockholders' Equity                                            2,868,448
                                                                       ----------
  Total Liabilities and Stockholder's Equity                         $ 18,096,515
                                                                       ==========



   The accompanying notes are an integral part of these financial statements.



                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             June 30, 2005 AND 2004
                                   (unaudited)
                                    (Restated)

                                         Three months ended June 30    Six months ended June 30
                                             2005          2004            2005        2004
                                           ---------      --------     ---------     ---------
Revenues
  Oil and gas sales                      $  474,673    $  248,375   $   714,067    $  819,103
  Gain on sale of oil and gas properties     98,181             -        98,181       316,302
                                          ---------      --------     ---------      --------
  Total Revenues                            572,854       248,375       812,248     1,135,405
                                          ---------      --------     ---------      --------
Expenses
  Lease operating                            83,141       175,460       198,327       294,719
  Production taxes                           13,493        11,408        21,152        37,622
  General & administrative                  127,413        41,243     1,708,356        35,941
  Depreciation, depletion
    and amortization                         60,588        83,903       110,986       167,696
                                          ---------      --------     ---------      --------
  Total expenses                            284,635       312,014     2,038,821       535,978
                                          ---------      --------     ---------      --------
Operating income (loss)                     288,219       (63,639)   (1,226,573)      599,427
                                          ---------      --------     ---------      --------
Other income (expense)

  Write down of Vertica liabilities         212,154            -        308,021             -
  Vertica expenses                         (172,500)           -       (172,686)            -
  Interest expense                          (24,639)     (63,255)       (57,827)     (133,720)
  Other income                               16,318            -         20,917             -
  Other expenses                            (77,939)           -        (87,941)            -
                                          ---------      --------     ---------      --------
  Total other income (expense)              (46,606)     (63,255)        10,484     (133,720)
                                          ---------      --------     ---------      --------
Income (loss)
  before income taxes                       241,613     (126,894)    (1,216,089)      465,707

 Income tax expense (benefit)                     -            -              -             -
                                          ---------      -------     ----------      --------
  NET INCOME (LOSS)                     $   241,613    $(126,894)  $ (1,216,089)    $ 465,707
                                         ==========      =======     ==========      =======

Basic earnings(loss) per share                $ .00        $(.00)         $(.03)         $.01
                                               ====          ===            ===           ===
Diluted earnings (loss) per share             $ .00        $(.00)         $(.03)         $.01
                                               ====          ===            ===           ===

Weighted average common shares used in
  computing basic earnings
 (loss)per share                         48,970,513   37,500,000     47,775,944   37,500,000
                                         ==========   ==========     ==========   ==========
Weighted average common shares used in
  computing diluted earnings
 (loss) per share                        50,938,363   37,500,000     47,775,944   37,500,000
                                         ==========   ==========     ==========   ==========



The accompanying notes are an integral part of these financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     Six Months Ended June 30, 2005 and 2004
                                  (unaudited)
                                   (Restated)

                                                            2005           2004
                                                         ----------      --------

Cash flows from operating activities
  Net income (loss)                                   $ (1,216,089)    $ 465,707
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation, depletion and amortization               110,986       167,696
    Write down of Vertica liabilities                     (308,021)            -
    Gain on sale of oil and gas properties                 (98,181)     (316,302)
    Stock for services                                   1,602,500             -
  Changes in:
    Accounts receivable                                    (65,313)       45,283
    Notes receivable                                          (200)      (10,200)
    Inventory                                               28,865       (73,047)
    Other assets                                           (59,760)            -
    Accounts payable                                       (11,438)       83,527
    Accrued liabilities                                     14,044         5,670
    Asset retirement obligation                             12,588        10,270
                                                        ----------     ---------
  Net cash provided by operating activities                  9,981       378,604
                                                        ----------     ---------

Cash flows from investing activities
  Acquisition of Lindholm Hanson Gas Unit and Wells,
  net of cash acquired(Note 5)                         (10,753,255)            -
  Capital expenditures on oil and gas properties          (296,242)   (1,477,620)
  Proceeds from sale of oil and gas property                98,181       500,000
  Purchase of office equipment                              (5,219)       (1,753)
                                                        ----------     ---------
  Net cash used in investing activities                (10,956,535)     (979,373)
                                                        ----------     ---------
Cash flows from financing activities
  Proceeds from acquisition (Note 7)                    15,000,000       904,500
  Proceeds from demand note payable                              -       400,000
  Proceeds from the sale of common stock                   655,273             -
  Payments to reduce long-term debt                       (776,158)     (299,871)
  Payments for deferred loan costs                      (1,204,596)            -
  Investor payments for drilling                            23,739       (27,578)
  Repayments to sole shareholder                                 -      (158,000)
                                                        ----------     ---------
Net cash provided by financing activities               13,698,258       819,051
                                                        ----------     ---------
Net increase in cash                                     2,751,704       218,282

Cash at beginning of the period                            452,781        76,577
                                                        ----------     ---------

Cash at end of the period                              $ 3,204,485     $ 294,859
                                                        ==========      ========

Supplemental disclosures of cash flow information:

Interest paid                                             $(57,827)    $(133,720)
Income taxes paid                                                -             -

Supplemental disclosures of noncash investing and financing activities:
See Note 7 and 8



   The accompanying notes are an integral part of these financial statements.

                            NEW CENTURY ENERGY CORP.
                        (formerly  Vertica  Software,  Inc.)
                   NOTES TO CONSOLIATED FINANCIAL STATEMENTS
                                  (unaudited)
                                   (Restated)

NOTE  1  -  BASIS  OF  PRESENTATION

     Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in New Century Energy Corp.'s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 and Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The financial information of New Century Energy Corp. ("New Century" or the "Company") and its wholly owned subsidiaries, Century Resources, Inc. and ERC Solutions, Inc., for the three months and six months ended June 30, 2005 and 2004, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year's financial statements to the current presentation. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.


NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS


     The Company has restated its consolidated balance sheet as of June 30, 2005 and its consoliated statements of operations and cash flow for the three months and six months ended June 30, 2005 and 2004 from the amounts previously reported. The restatements include adjustments to (a) record the asset retirement obligation effective as of January 1, 2003 and the depreciation and depletion and accretion expenses related thereto, (b) correct an error in the calculation of depreciation and depletion of certain oil and gas properties in 2004, and (c) record derivative financial instruments as of June 30, 2005 in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The adjustments to record derivative liabilities resulted in a reclass of
$11,722,845 of amounts previously recorded in stockholders' equity to liabilities. The adjustments also reduced interest expense by $1,686,825. Following is a summary of the restatement adjustments:

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2005


                                         Previously      Increases         As
                                          Reported      (Decreases)     Restated
ASSETS:
  Current assets:
    Cash                               $ 3,204,485                   $ 3,204,485
    Accounts receivable                    633,113       $  (3,675)      629,438
    Inventory                               36,838                        36,838
    Other                                  124,144                       124,144
                                        ----------        --------    ----------
  Total current assets                   3,998,580          (3,675)    3,994,905
  Office equipment (net)                     7,475                         7,475
  Oil and gas properties:
    Proved properties                   13,196,831         (17,691)   13,179,140
    Unproved properties                    127,946                       127,946
    Equipment                            1,028,668                     1,028,668
    Accumulated depreciation,
     depletion, and amortization          (857,023)        (14,192)     (871,215)
                                        ----------      ----------    ----------
      Net oil and gas properties        13,496,422         (31,883)   13,464,539
                                        ----------      ----------    ----------
  Other assets:
    Deferred loan costs                                    629,596       629,596
                                        ----------      ----------    ----------
    Total assets                       $17,502,477     $   594,038   $18,096,515
                                        ==========      ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current Liabilities
    Accounts payable                   $   351,620               -   $   351,620
    Liabilities relating to Vertica        383,999               -       383,999
    Accrued liabilities                     74,484               -        74,484
    Current portion of  secured
      Convertible note                   1,500,000               -     1,500,000
    Derivative liability for Laurus
      Warrant                                    -       3,668,299     3,668,299
    Derivative liability for Laurus
      Option                                     -       6,338,126     6,338,126
    Derivative liability for Single
      Compound Embedded Derivatives
      within Convertible Note                    -       1,716,420     1,716,420
                                        ----------     -----------    ----------
  Total current liabilities              2,310,103      11,722,845    14,032,948
    Convertible note, less current
      and unamortized discount           2,326,232      (1,450,654)      875,578
  Asset retirement obligation              272,090          47,451       319,541
  Stockholders' equity:
    Preferred stock                              5                             5
    Common stock                            50,881                        50,881
    Additional paid in capital          19,523,740     (11,329,420)    8,194,320
    Shares subscribed                       29,195          (3,675)       25,520
    Retained deficit                    (7,009,769)      1,607,491    (5,402,278)
                                        ----------      ----------    ----------
    Total liabilities and stockholders'
      equity                           $17,502,477     $   594,038   $18,096,515
                                        ==========     ===========   ===========

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Three Months Ended June 30, 2005


                                         Previously      Increases         As
                                          Reported      (Decreases)     Restated
Total revenues                         $   572,854                   $   572,854
Expenses:
  Lease operating expenses                  76,847      $    6,294        83,141
  Production taxes                          13,493                        13,493
  General & administrative                 127,413                       127,413
  Depreciation, depletion and
   amortization                             53,698           6,890        60,588
                                        ----------      ----------    ----------
  Total - expenses                         271,451          13,184       284,635
                                        ----------      ----------    ----------
Other income (expense):
  Write down of Vertica liabilities        212,154                       212,154
  Vertica expenses                        (172,500)                     (172,500)
  Interest expense                      (1,711,464)      1,686,825       (24,639)
  Other income                              16,318                        16,318
  Other expenses                           (77,939)                      (77,939)
                                        ----------      -----------   ----------
  Total - other income (expense)        (1,733,431)      1,686,825       (46,606)
                                        ----------      -----------   ----------
  Income (loss) before income taxes     (1,432,028)      1,673,641       241,613
  Income tax expense (benefit)                   -               -             -
                                        ----------      -----------   ----------
  Net income (loss)                    $(1,432,028)     $1,673,641       241,613
                                        ==========       =========    ==========
Basic and diluted earnings(loss)
 per share                             $      (.03)                  $       .00
                                        ==========                    ==========
Weighted average common shares used
  in computing basic earnings
  (loss) per share                      48,970,513                    48,970,513
                                        ==========                    ==========
Weighted average common shares used
 in computing diluted earnings(loss)
 per share                              50,938,363                    50,938,363
                                        ==========                    ==========

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Three Months Ended June 30, 2004

                                         Previously      Increases         As
                                          Reported      (Decreases)     Restated
Total revenues                         $   248,375                   $   248,375
Expenses:
  Lease operating expenses                 170,325      $    5,135       175,460
  Production taxes                          11,408                        11,408
  General & administrative                  41,243                        41,243
  Depreciation, depletion and
   amortization                            110,786         (26,883)       83,903
                                        ----------      ----------    ----------
  Total - expenses                         333,762         (21,748)      312,014
                                        ----------      ----------    ----------
Other income (expense):
  Interest expense                         (63,255)                      (63,255)
                                        ----------      ----------    ----------
  Total - other income (expense)           (63,255)                      (63,255)
                                        ----------      -----------   ----------
  Income (loss) before income taxes     (  148,642)         21,748      (126,894)
  Income tax expense (benefit)                   -               -             -
                                        ----------      ----------    ----------
  Net income (loss)                    $(  148,642)     $   21,748   $  (126,894)
                                        ==========      ==========    ==========
Basic and diluted earnings(loss)
 per share                             $     (0.00)                   $    (0.00)
                                        ==========                    ==========
Weighted average common shares used
 in computing basic and diluted
 earnings(loss) per share               37,500,000                    37,500,000
                                        ==========                    ==========

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        For the Six Months Ended June 30, 2005


                                         Previously      Increases         As
                                          Reported      (Decreases)     Restated
Total revenues                         $   812,248                   $   812,248
Expenses:
  Lease operating expenses                 185,739      $   12,588       198,327
  Production taxes                          21,152                        21,152
  General & administrative               1,708,356                     1,708,356
  Depreciation, depletion and
   amortization                             97,618          13,368       110,986
                                        ----------      ----------    ----------
  Total - expenses                       2,012,865          25,956     2,038,821
                                        ----------      ----------    ----------
Other income (expense):
  Write down of Vertica liabilities        308,021                       308,021
  Vertica expenses                        (172,686)                     (172,686)
  Interest expense                      (1,744,652)      1,686,825       (57,827)
  Other income                              20,917                        20,917
  Other expenses                           (87,941)                      (87,941)
                                        ----------      -----------   ----------
  Total - other income (expense)        (1,676,341)      1,686,825        10,484
                                        ----------      -----------   ----------
  Income (loss) before income taxes     (2,876,958)      1,660,869    (1,216,089)
  Income tax expense (benefit)                   -               -             -
                                        ----------      -----------   ----------
  Net income (loss)                    $(2,876,958)     $1,660,869   $(1,216,089)
                                        ==========      ==========    ==========
Basic and diluted earnings(loss)
 per share                             $      (.06)                  $      (.03)
                                        ==========                    ==========
Weighted average common shares used
 in computing basic and diluted
 earnings (loss) per share              47,775,944                    47,775,944
                                        ==========                    ==========

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        For the Six Months Ended June 30, 2004

                                         Previously      Increases         As
                                          Reported      (Decreases)     Restated
Total revenues                         $ 1,135,405                   $ 1,135,405
Expenses:
  Lease operating expenses                 284,449      $   10,270       294,719
  Production taxes                          37,622                        37,622
  General & administrative                  35,941                        35,941
  Depreciation, depletion and
   amortization                            213,026         (45,330)      167,696
                                        ----------      ----------    ----------
  Total - expenses                         571,038         (35,060)      535,978
                                        ----------      ----------    ----------
Other income (expense):
  Interest expense                        (133,720)                     (133,720)
                                        ----------      ----------    ----------
  Total - other income (expense)          (133,720)                     (133,720)
                                        ----------      -----------   ----------
  Income (loss) before income taxes        430,647          35,060       465,707
  Income tax expense (benefit)                   -               -             -
                                        ----------      ----------    ----------
  Net income (loss)                    $   430,647      $   35,060   $   465,707
                                        ==========      ==========    ==========
Basic and diluted earnings
 per share                             $       .01                   $       .01
                                        ==========                    ==========
Weighted average common shares used
 in computing basic and diluted
 earnings (loss) per share              37,500,000                    37,500,000
                                        ==========                    ==========

NOTE 3 - ASSET RETIREMENT OBLIGATION

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

NOTE  4  -  DERIVATIVE  FINANCIAL  INSTRUMENTS

     New Century accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, New Century estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.


     The value of the derivative liabilities relating to the Convertible Note in our quarterly financial statements are subject to the changes in the trading value of New Century's common stock and other assumptions. As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of New Century's common stock, the amount of shares converted by Laurus in connection with the Laurus Convertible Note and exercised in connection with the Laurus Warrant and Laurus Stock Option. Consequently, our consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than New Century's operating revenues and expenses. See Note 7 regarding valuation methods used for derivative liabilities.


     Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of June 30, 2005 were not designated as hedges.

NOTE  5  -  ACQUISITION  OF  THE  LINDHOLM  HANSON  GAS  UNIT  AND  WELLS

     On June 30, 2005, New Century acquired certain working interests, overriding royalty interests, and term royalty interests, which together entitle New Century to a 6.2% working interest and a 5.464% net revenue interest in production from the Lindholm-Hanson Gas Unit ("L-H Gas Unit")and certain other leases in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas. The primary reason for the acquisition was to add to our base of "Proved" reserves as well as generate significant future cash flows. New Century paid the sellers $10,753,255 in cash and also issued 1,320,000 shares of common stock towards the purchase price of the L-H Gas Unit. The fair market common share price was $.63 a share for this transaction. The common shares issued for the purchase were valued at $831,600. Also, the effective date of the agreement regarding the unit's revenue and expenses was agreed upon by both New Century and the sellers as of April 1, 2005. These revenues and expenses, which netted to $677,433, were accounted for as an adjustment to the purchase price.

     The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed, which may be adjusted within one year of the purchase date for changes in estimates of their fair value.


Assets acquired:
     Cash                                                         $    246,745
     Accounts receivable                                               470,585
     Lindholm Hanson Gas Unit and Wells
        Leasehold costs                           $10,441,337
        Equipment                                     787,269
                                                   -----------      11,228,606
                                                                   -----------
Total assets acquired                                               11,945,936
                                                                   -----------
Liabilities assumed
    Accounts payable                                                   109,944
    Accrued liabilities                                                  4,392
                                                                   -----------
Net assets acquired                                               $ 11,831,600
                                                                   ===========


A summary of the acquisition consideration is as follows:

    Net cash paid to sellers for acquisition                       $10,753,255
    Common stock issued 1,320,000 shares at $.63 per share             831,600
    Cash received from seller at closing                               246,745
                                                                   -----------
Total acquisition consideration                                    $11,831,600
                                                                   ===========
See Note 7 for acquisition financing.


NOTE  6  -  OTHER  OIL  AND  GAS  PROPERTIES  -  PRADO  FIELD

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

NOTE  7  - ACQUISITION FINANCING

Secured convertible note -


     On June 30, 2005, New Century entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"), whereby New Century sold a Secured Convertible Term Note (the "Convertible Note") in the principal amount of $15,000,000 which is convertible into an aggregate of 24,193,548 shares of New Century's common stock at a conversion price of $0.62 per share ("Fixed Conversion Price"), in connection with the acquisition of the L-H Gas Unit.



     The Convertible Note bears interest at the prime rate (as published in the Wall Street Journal) plus 2% (the "Contract Rate"). As of June 30, 2005, the Contract Rate was 8%. The interest on the Convertible Note shall be payable monthly, in arrears, commencing on September 1, 2005 (each monthly date being a "Determination Date"). Monthly principal payments of $250,000 commence January 1, 2006 along with any accrued and unpaid interest. On June 30, 2008 (the "Maturity Date"), New Century will pay Laurus an amount equal to the outstanding principal amount of the Convertible Note, plus any accrued and unpaid interest.



     The Contract Rate shall be calculated on the last business day of each calendar month hereafter (other than for increases or decreases in the prime rate) until the Maturity Date and shall be subject to adjustment as follows:
(i)New Century shall have registered the shares of the common stock underlying the conversion of the Convertible Note, the Laurus Stock Option and the Laurus Warrant on a registration statement declared effective by the SEC and (ii)the market price of the common stock as reported by Bloomberg, L.P. on the principal market for the five (5) trading days immediately preceding a Determination Date exceeds the applicable Fixed Conversion Price by at least 25%, the Contract Rate for the succeeding calendar month shall automatically be reduced by 100 basis points, or 1%, for each incremental 25% increase in the market price of the common stock above the applicable Fixed Conversion Price. In no event shall the Contract Rate at any time be less than zero percent.

     The monthly amount of the Convertible Note payment may be made in cash or common stock. When the monthly amount is paid in cash, New Century shall pay Laurus an amount in cash equal to 102% of the cash portion of the payment. The monthly amount may be converted into shares of common stock. The shares will be issued to Laurus and the number shall be determined by dividing the portion of the monthly amount converted into shares of common stock, by the applicable Fixed Conversion Price of $0.62. The following criteria must be met in order to convert common stock for payment of the monthly amount. The average closing price of the common stock as reported by Bloomberg L.P. on the principal market for the five trading days immediately preceding such amortization date shall be greater than or equal to 110% of the Fixed Conversion Price, or $0.682. In addition, shares, shall not be converted which would exceed the difference between (i)4.99% of the outstanding shares of common stock and (ii)the number of shares of common stock beneficially owned by Laurus. Finally, shares shall not be converted if the value of the shares exceeds twenty-five percent (25%) of the gross trading volume of the stock for the previous twenty-two (22) trading days.


     New Century has a redemption option in regard to the Convertible Note and, if exercised, will pay 125% of the principal amount outstanding at the time of such prepayment up to the first anniversary date. If New Century exercises the redemption option after the first anniversary date but before the second anniversary date, the Company will pay 120% of the principal amount outstanding at the time of such prepayment. If New Century exercises the redemption option after the second anniversary date but before the Maturity date, the Company will pay 115% of the principal amount outstanding at the time of such prepayment.


     The Convertible Note has a Registration Rights Agreement ("RRA") whereby New Century must have its associated registration statement declared effective by the SEC no later than 120 days after the Closing (June 30, 2005). Further, New Century must maintain the registration statement in an effective status and not have the trading of its common stock suspended beyond a specified period. New Century is subject to a liquidated damages provision under the RRA, whereby it will be liable to pay 1.5% of the product of the original principal amount of the Convertible Note per month until the event is cured. As of this date, New Century's registration statement on Form SB-2 has not yet been declared effective by the SEC. On November 4, 2005, New Century and Laurus executed an Amended Agreement, whereby the grace period for the registration statement being declared effective by the SEC has been extended to December 12, 2005. On December 14, 2005, New Century and Laurus executed a Second Amended Agreement effective December 12, 2005, whereby the grace period for the registration statement being declared effective by the SEC was extended to January 31, 2006. As of June 30, 2005, no amount has been accrued for liquidated damages in New Century's accompanying consolidated balance sheet.



     The fixed conversion price and number of shares to be issued upon conversion shall be subject to adjustment upon the occurrence of the following events during the period that this conversion right remains outstanding: common stock reclassification; stock splits, combinations and dividends; and share issuances. Share issuances would include options, warrants or other issuances of shares to third parties or employees for an offer price less than the fixed conversion price. The occurrence of one of these events would result in the fixed conversion price or number of shares convertible to Laurus to be adjusted, or reset, to the lower offer price at the time of share issuance.

     In connection with the Laurus financing, New Century executed a Subsidiary Guaranty Agreement, Collateral Assignment Agreement and Master Security Agreement, whereby Century Resources Inc. is a guarantor on the Convertible Note, and Laurus has a continuing security interest in all of the assets of New Century.

     Events  of  default  under  the  Convertible   Note  include,  among  other
provisions, cross-default, bankruptcy, material adverse event, breach of Covenant, change in control, stock trading stop-order, and failure to deliver the common stock to Laurus free of restrictions and other conditions, whereby upon occurrence, Laurus may demand immediate repayment of the Convertible Note and accrued interest. Following the occurrence and during the continuance of an Event of Default, Laurus, at its option, may demand repayment in full of all obligations and liabilities owing by New Century. The default payment shall be 130% of the outstanding principal amount of the Convertible Note. Additionally, New Century must pay additional interest on the Convertible Note equal to 2% per month on all outstanding amounts until the events of default are cured or waived. Subsequent to June 30, 2005, the Company was in technical default of certain covenants within the Securities Purchase Agreement, including lack of timely filing of certain reports required to be filed with the SEC pursuant to the Exchange Act and effectiveness of its associated registration statement within 120 days of Closing. The Company obtained a waiver for these defaults through the Amended Agreement dated November 4, 2005 and the Second Amended Agreement dated December 14, 2005. As such, no amount has been accrued for liquidated damages, default payment or default interest in New Century's accompanying consolidated balance sheet as of June 30, 2005.

     New Century accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet and measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market  prices  are not available, New Century estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.


     The Convertible Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the Laurus Warrant, the ECS Warrant and the Laurus Stock Option, which were valued individually, and totaled $3,668,299, $326,577 and $6,338,126, respectively. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Single Compound Embedded Derivatives". The single compound embedded derivative features include the conversion feature within the Convertible Note, the premium for cash payment, the early redemption option and the Contract Rate adjustment. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of $1,716,420. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Note, or 36 months.

     New Century also incurred closing costs of $1,204,596 in connection with the closing of the Securities Purchase Agreement. Net fees and costs in the amount of $629,596 have been capitalized as deferred loan costs and shall be recognized over the life of the Convertible Note, or 36 months, by using the effective interest method. The remaining financing costs of $575,000 paid to Laurus have been recorded to unamortized discount on the Convertible Note and will be amortized to interest expense over 36 months under the effective interest method.



Derivative Liability with Single Compound Embedded Derivatives within Convertible Note-

     Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Derivative Liability with Single Compound Embedded Derivatives within Convertible Note was computed at $1,716,420 as of June 30, 2005. The model replicated the economics of the Convertible Note and applied different events based on various conditions likely to occur over the life of the Convertible Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Convertible Note.



Probability-Weighted Expected Cash Flow Methodology:

Assumptions                  Derivative Liability  with Single Compound Embedded
                             Derivatives  within Convertible Note
-----------                  ---------------------------------------------------
Risk - free interest rate                                         3.67%

Prime rate                                                        6.00%
  Increasing .25% each quarter of first year

Timely registration                                              95.00%
  Increasing by 1% monthly up to 99%

Default status                                                    5.00%
  Increasing by 0.1% monthly

Alternative financing available and exercised                     0.00%
  Increasing 2.5% monthly up to 25%

Trading volume, gross monthly dollars                             2.00%
  Monthly increase

Annual growth rate of stock price                                31.80%

Future projected volatility                                     100.00%

Common  stock  purchase  warrants-

     On June 30, 2005, in connection with the Securities Purchase Agreement, New Century granted Laurus a seven year Common Stock Purchase Warrant ("Laurus Warrant") to purchase 7,258,065 shares of New Century's common stock at an exercise price of $.80 per share. The holder may exercise the Laurus Warrant immediately. The Laurus Warrant allows the holder to purchase the shares until 5:00 PM CST, June 30, 2012.


     The Laurus Warrant is a freestanding derivative financial instrument. Using the Black-Scholes Method, the fair value of the derivative was computed at $3,668,299 and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note. This derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Note, or 36 months. If the Laurus Warrant is exercised during this 36 month period, the derivative liability will be released and recorded as additional paid in capital.



     On June 30, 2005, New Century also granted Energy Capital Solutions, L.P., a three-year common stock Purchase Warrant ("ECS Warrant") to purchase 900,000 shares of New Century's common stock at an exercise price of $.80 per share, with piggyback registration rights pursuant to a finder's agreement in connection with the closing of the Securities Purchase Agreement between New Century and Laurus. The ECS Warrant allows Energy Capital Solutions, L.P. to purchase the shares until 5:00 PM CST, June 30, 2008. The ECS Warrant is not subject to the RRA, is expected to be settled in the Company's common stock, and has been designated as having a beneficial conversion feature classified within stockholders' equity.


     The ECS Warrant using the Black-Scholes Method, had an initial fair value in the amount of $326,577 at June 30, 2005. The value of the ECS Warrant was allocated to additional paid-in capital and resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note. The ECS Warrant discount will be amortized to interest expense using the effective interest method over the life of the Convertible Note, or 36 months.

Stock  option  agreement-


     On June 30, 2005, in connection with the Securities Purchase Agreement, New Century granted an option to Laurus ("Laurus Stock Option") which vested immediately, to purchase any time or from time to time, up to 10,222,784 shares of New Century's common stock at an original exercise price of an initial aggregate of $1.00. The Laurus Stock Option has an indefinite life per the terms of the Option. Each exercise of this option by Laurus was limited to Laurus owning an aggregate maximum of 4.99% of the outstanding common stock of New Century. Laurus agreed under the agreement not to sell any shares of common stock exercisable upon exercise of the options until: (a) payment in full of all of the obligations and liabilities of New Century to Laurus under the Securities Purchase Agreement and Convertible Note have been paid in full and (b) the exercise of the Laurus Warrant; provided, however that Laurus may sell all or any portion of the common stock issuable upon the exercise of the Laurus Stock Option following an event of default. This agreement was subsequently amended - See Note 13.

     The Laurus Stock Option is a freestanding derivative instrument and using the Black-Scholes Method, it had an initial fair value of $6,338,126 at June 30, 2005. This derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Laurus Stock Option unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Note, or 36 months. If any of the Laurus Stock Option is exercised during this 36 month period, the derivative liability will be released by the fair value of the options at that date and recorded as additional paid-in capital.

The following assumptions were used in the preparation of the above valuations at inception:


Black-Scholes Methodology:
                                       Laurus
                            ECS        Stock        Laurus
Assumptions               Warrant      Option       Warrant
-----------               -------      ------       -------
Dividend yield             0.00%        0.00%         0.00%
Risk-free interest rate    3.67%        4.28%         3.80%
Volatility               100.00%      100.00%       100.00%
Expected Term            3 years      20 years      7 years

The Laurus Stock Option has an indefinite term per the Securities Purchase Agreement; however, a 20-year expected term has been assumed in the calculation of its valuation, which we believe accurately approximates the fair value of the Laurus Stock Option.


Convertible  Note  at  Inception  (June  30,  2005)  -

As a result of these contract provisions, the Convertible Note balance at inception was adjusted as follows:

Notional balance                                                    $15,000,000
Adjustments:
     Discount relating to ECS Warrant                                  (326,577)
     Discount for derivative liability-Convertible Note
       with Compound Embedded Derivatives                            (1,716,420)
     Discount for derivative liability-Laurus Stock Option           (6,338,126)
     Discount for derivative liability-Laurus Warrant                (3,668,299)
     Discount for deferred loan costs paid to Laurus
          on Convertible Note                                          (575,000)
                                                                     ----------
Subtotal of adjustment                                              (12,624,422)
                                                                     ----------
Convertible Note balance, as adjusted                                 2,375,578
    Less current portion of Convertible Note                         (1,500,000)
                                                                     ----------
Convertible Note balance, net of current portion
    and unamortized discount                                       $    875,578
                                                                     ==========

Common stock-


     On June 30, 2005, New Century entered into a Purchase and Sale Agreement for the L-H Gas Unit and 1,320,000 shares of restricted common stock were issued to 17 individuals and entities as part of the purchase price for the L-H Gas Unit. The common stock was valued at $831,600.


NOTE  8  -  STOCKHOLDERS'  EQUITY

Preferred  stock  -

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

Earnings  per  share  -  Weighted  average  shares


     Basic earnings per share is computed by dividing net income or loss attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method, unless otherwise indicated, to determine the dilutive effect of securities on earnings per share. The effect of the Convertible Note in the diluted earnings per share calculation is accounted for under the "if converted" method, whereby the Convertible Note is assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $0.62; and interest expense (see Note 7) related to the Convertible
Note  is  added  back  to  income.

     For the three months ended June 30, 2005, no interest expense (net of taxes) has been added back to net income as the Laurus financing occurred on the last day of the quarter. The freestanding derivatives of the Convertible Note, namely the Laurus Options, Laurus Warrants, and ECS Warrants have been included in the denominator of the diluted earnings per share calculation as "if converted" to common stock for the three months ended June 30, 2005. Additionally, the convertible preferred stock has been included in the denominator for diluted earnings per share, and no dividends were paid on such shares, for the three months ended June 30, 2005.

     The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2005 and the six months ended June 30, 2004. The six month period ended June 30, 2005, and the corresponding three month period ended June 30, 2004, have been excluded as the Company incurred a net loss in those periods, and therefore potential dilutive securities would be anti-dilutive.



                                                                        Three  months  ended        Six months ended
                                                                            June 30, 2005             June 30, 2004
Numerator
  Numerator  for  basic  earnings
  per common share-Net income                                                 $     241,613            $     465,707
                                                                              =============             ============
Denominator
  Denominator  for  basic  earnings
  per  common  share-weighted  average
  common shares                                                                  48,970,513               37,500,000
                                                                              =============              ===========
Effect  of  dilutive  securities
  Laurus Convertible Note                                                           265,863
  Laurus Stock Option                                                               112,338
  Laurus Warrant                                                                     79,759
  ECS Warrant                                                                         9,890
  Preferred stock                                                                 1,500,000
                                                                              -------------
Dilutive potential common shares                                                  1,967,850
                                                                              -------------
Denominator  for  diluted  earnings  per
  common  share-adjusted  weighted average common
  shares and assumed conversions                                                 50,938,363               37,500,000
                                                                              =============              ===========

Basic earnings per common share                                               $         .00              $      0.01
                                                                              ============               ===========

Diluted earnings per common share                                             $         .00              $      0.01
                                                                              =============              ===========

NOTE  9  -  OTHER  INCOME  (EXPENSE)

     As of June 30, 2005, $308,021 has been released into "Other income" from the liability initially recorded in connection with the reverse merger with Vertica. The write down of the liability into "Other income" consist of $95,867 in the three months ending March 31, 2005, and $38,884 in the three months ending June 30, 2005, which was a result of creditor settlements and the expiration of a four year statute of limitations on other previously reported liabilities. Also, the write down of the liability into "Other income" of $173,270 in the three months ending June 30, 2005 was a result of a settlement agreement with prior Vertica employees for disputed back wage
<See  Note  12  >.

     In June 2005, New Century entered into a Settlement Agreement and Mutual Release with Core Concepts, LLC ("Core Concepts"), Timothy S. Novak and R. Paul Gray in regards to payments made by Core Concepts in 2004 toward approximately $167,500 of Vertica debt and notes payable. During the quarter ended June 30, 2005, the settlement resulted in New Century issuing 250,000 shares of restricted common stock which resulted in $167,500 of additional expense related to Vertica. This expense was included in "Other expenses" on the accompanying consolidated statement of operations.

NOTE  10  -  INCOME  TAXES

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


     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards at June 30, 2005 and December 31, 2004, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating loss carryforwards. For the three months ended June 30, 2005, there were sufficient tax net operating loss carryforwards to more than offset taxable income for the period.

NOTE  11  -  PROFORMA  FINANCIAL  INFORMATION

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



                      New Century    Lindholm Hanson      Proforma      Proforma
                      Energy Corp.   Gas Unit & Wells    Adjustment     Combined
                       (restated)
                      -------------   --------------   --------------  ----------
Revenues             $   812,248       $1,829,673       $         -  $  2,641,921
                       =========        =========         =========    ==========
Net Income (loss)    $(1,216,089)      $1,318,189       $(3,550,260) $ (3,448,160)
                       =========        =========         =========    ==========
Earnings (loss) per share:
Basic                $      (.03)      $      .03        $     (.07)  $     (.07)
                             ===              ===               ===          ===
Fully diluted        $      (.03)      $      .03        $     (.07)  $     (.07)
                             ===              ===               ===          ===





The  pro  forma  adjustment  to  the  condensed consolidated statement of income
(loss) above is comprised of the following entries:

Interest expense for the Convertible Note financing
   ($15,000,000 x 8% 1/2  years)                                    $  (600,000)
Additional depletion due to the stepped up basis
   for the acquisition of the L-H Gas Unit                             (673,127)
Interest expense relating to the amortization of
   the discount from derivative liabilities for the
   Convertible Note                                                  (2,070,281)
Interest expense relating to the amortization of
  the deferred loan costs of the Convertible Note                      (206,852)
                                                                      ---------
Pro forma adjustment for the unaudited condensed
consolidated statement of income (loss)
for six months ended June 30, 2005.                                 $(3,550,260)
                                                                      =========


Condensed consolidated statement of income (loss) for year ended December 31, 2004.


                      New Century    Linholm Hanson       Proforma       Proforma
                      Energy Corp.   Gas Unit & Wells    Adjustments     Combined
                      (restated)      (Unaudited)                      (Unaudited)
                      -----------------------------------------------------------
Revenues             $ 2,105,581      $2,207,328        $         -   $ 4,312,909
                       =========       =========        ===========     =========
Net income (loss)    $(3,991,550)     $1,743,623        $(6,714,218)  $(8,962,145)
                       =========       =========        ===========     =========
Earnings (loss) per share:
Basic                 $     (.11)      $     .05        $     (.18)   $     (.24)
                             ===             ===              ====           ===
Fully diluted         $     (.11)      $     .05        $     (.18)   $     (.24)
                             ===             ===              ====           ===




The  pro  forma  adjustment  to  the  condensed consolidated statement of income
(loss) above is comprised of the following entries:

Interest expense for the Convertible Note financing
   ($15,000,000 x 8% x 1 year)                                      $(1,200,000)
Additional depletion due to the stepped up basis
   for the acquisition of the L-H Gas Unit                             (838,228)
Interest expense relating to the amortization of
   the discount from derivative liabilities for the
   Convertible Note                                                  (4,212,526)
Interest expense relating to the amortization of
  the deferred loan costs of the Convertible Note                      (463,464)
                                                                      ---------
Pro forma adjustment for the unaudited condensed
consolidated statement of income (loss)
for the year ended December 31, 2004.                               $(6,714,218)
                                                                      =========


NOTE  12  -  CONTINGENCIES


     On November 5, 2004, our former transfer agent, Corporate Stock Transfer, Inc. ("Corporate"), filed a lawsuit for $4,535 against us in Denver, Colorado relating to the payment of fees associated with stock transactions and termination fees. On December 13, 2004, we filed a counterclaim against Corporate in the 11th District Court of Texas, alleging breach of contract and breach of fiduciary duty.

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

     Mr. Nehme filed suit against us on October 21, 2005, claiming (a) $15,000 owed in connection with monies loaned to us, (b) $113,733 in connection with accrued wages, (c) $1,458 in 401(k) payments that Mr. Nehme claims he is due, and (d) the loss of the value of the shares of our stock which he owns as a result of our reverse stock split effected in September 2004, as described under the section entitled "Description of Business." Mr. Nehme is also seeking, pre-judgment interest, attorney's fees, and interest on the judgment, if any until paid. Items (a), (b) and (c) have been accrued in the accompanying consolidated balance sheet.

     On November 10, 2005, Mr. Nehme agreed to remove item (d) above from his lawsuit, dealing with the loss of the value of the shares of common stock which he held as a result of our reverse split. In connection with Mr. Nehme's removal of such claim, we agreed that if Mr. Nehme determines to bring such claims back into his lawsuit within 12 months of November 10, 2005, that we will not raise any statute of limitation defense in connection with such removal and will not raise any defense that is directly or indirectly based on the fact that Mr.
Nehme has pled and then removed such claims. Furthermore, we agreed to allow discovery in the lawsuit between Mr. Nehme and us relating to the removed claim.

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

NOTE  13 -   MAJOR PURCHASERS

     During the three months ended June 30, 2005, New Century had purchasers who individually accounted for 100% of crude oil sales and a separate purchaser who individually accounted for 100% of sales of natural gas products.

NOTE  14  -  SUBSEQUENT  EVENTS


     On July 25, 2005, New Century amended the Laurus Stock Option to adjust the limitation on the amount of outstanding shares which Laurus could hold at any one time from 4.99% to 9.99% and to change the exercise price of the Laurus Stock Option from an aggregate of $1.00 for 10,222,784 shares of New Century's common stock to $.001 per share of New Century's common stock. The amendment also clarified that Laurus is not able to sell any shares held in connection with the Laurus Option until both (a) payment in full of all of the obligations and liabilities of New Century to Laurus under the Securities Purchase Agreement and the Convertible Note has been paid in full and (b) the exercise of the Laurus Warrant by Laurus.

     On July 28, 2005, Laurus Master Funds, LTD. exercised a portion of the Laurus Stock Option for 3,675,000 shares at $.001 per share for cash consideration of $3,675. The fair value of this transaction was $1,653,249 which was released from the derivative liability into additional paid in capital.


     Effective September 1, 2005, New Century entered into an Employment Agreement with Edward R. DeStefano, who serves as CEO and President. The Employment Agreement has a three year term effective from September 1, 2005 to August 31, 2008 and is renewable upon expiration.


     On September 19, 2005, New Century entered into a Purchase and Sale Agreement with certain "Sellers," whereby New Century agreed to purchase certain mineral interests that have been pooled together in the L-H Gas Unit, for an aggregate purchase price of $8,750,000, the "Second Acquisition". The interests purchased total a 7.25% working interest and a 5.4375% net revenue interest in the leases. The effective date of the agreement regarding the L-H Gas Unit's revenues and expenses was agreed upon by both New Century and the Sellers as July 1, 2005. These revenues and expenses, which netted to $295,349, were accounted for as an adjustment to the purchase price. New Century sold to Laurus Master Fund, LTD, a secured term note of $9,500,000 to use the proceeds towards the purchase price of this acquisition.

     On November 1, 2005, New Century entered into a Purchase and Sale Agreement with an individual to purchase an additional 1.75% working interest and a 1.3125% net revenue interest in the L-H Gas Unit (the "Third Acquisition"), for consideration of $1,890,000. The closing date is scheduled for January 3, 2006, with an effective date of the acquisition set at October 1, 2005. New Century paid the seller an initial deposit of $189,000 on November 2, 2005, with the balance of the purchase price to be paid at closing. Assuming New Century is able to complete the Third Acquisition, its' total ownership of the L-H Gas Unit will represent a 15.2% working interest and a 12.2140% net revenue interest.

     On November 4, 2005, New Century and Laurus executed an Amended Agreement, whereby the grace period for the registration statement being declared effective by the SEC has been extended to December 12, 2005.

     On December 14, 2005, New Century and Laurus executed a Second Amended Agreement effective December 12,2005 whereby the grace period for the registration statement being declared effective by the SEC has been extended to January 31, 2006. Subsequent to June 30, 2005, the Company was in technical default of certain covenants within the Securities Purchase Agreement, including lack of timely filing of certain reports required to be filed with the SEC pursuant to the Exchange Act and effectiveness of its associated registration statement within 120 days of Closing. The Company obtained a waiver for these defaults through the Amended Agreement dated November 4, 2005 and the Second Amended Agreement dated December 14, 2005. As such, no amount has been accrued for liquidated damages, default payment or default interest in New Century's accompanying consolidated balance sheet as of June 30, 2005.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
UPDATE

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

     We currently have development plans in the Wishbone Field to drill additional new well locations to exploit proven, probable and possible gas reserves. In July 2005, drilling operations commenced on the Lindholm-Hanson Gas Unit #10 well, which reached a total depth of 13,350 feet on July 21, 2005. The well's objective sands were faulted out, and the decision was made to sidetrack the #10 well 700 feet to the north. The original well was plugged back to 10,600 feet and redrilled to 12,875 feet measured depth. The #10 well began producing in August 2005, and was frac stimulated (fracturing rock in the well under extremely high pressure) on August 15, 2005. Production to sales commenced on August 16, 2005 at approximately 8.0 MMCF gas per day. The field operator has presented Approval for Expenditure's ("AFE's") for additional drilling in the Wishbone Field and the Company has agreed to participate in the drilling of additional wells on this acreage in 2005. The Lindholm-Hanson Gas Unit #11 has been approved for drilling and the well spudded (began drilling operations) on August 15, 2005. The Company also agreed to participate for a 3.1% working interest in the drilling of the Lindholm-Fee #1 on acreage outside the gas unit boundary, and drilling operation commenced on August 9, 2005.

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

SECURITIES  PURCHASE  AGREEMENT
-------------------------------


     On June 30, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus" and the "Closing"), whereby we sold a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000)(the "Convertible Note"), which is convertible into an aggregate of 24,193,548 shares of our common stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of common stock at $0.80 per share (the "Laurus Warrant"); issued an option to Laurus to purchase up to 10,222,784 shares of our common stock (representing 20% of our outstanding common stock on a fully-diluted basis [prior to the issuance of shares in connection with the Purchase and Sale Agreement]), for $0.001 per share (the "Laurus Stock Option"); and entered into a Master Security Agreement, Registration Rights Agreement, Stock Pledge Agreement and Funds Escrow Agreement with Laurus and Century Resources, Inc., our wholly owned subsidiary, entered into a Subsidiary Guaranty with Laurus. The Convertible Note, the Laurus Warrant, the Laurus Stock Option, the Master Security Agreement, the Registration Rights Agreement, the Subsidiary Guaranty, the Stock Pledge Agreement, the Funds Escrow Agreement and all other documents, instruments and agreements entered into in connection with the Closing, shall be referred to as the "Related Agreements."

     In connection with the Closing, we agreed to pay Laurus Capital Management, L.L.C., the manager of Laurus, a fee equal to 3.50% of the aggregate principal amount of the Convertible Note, totaling $525,000, and agreed to pay Energy Capital Solutions, LP $599,000, and granted Energy Capital Solutions, LP 900,000 warrants exercisable at $0.80 per share, with piggyback registration rights in connection with a finder's agreement.

     In connection with the Securities Purchase Agreement, we granted Laurus the right to invest up to an additional $15,000,000, but not less than an additional $1,000,000, under the same terms and conditions of the Convertible Note and including the issuance of a proportionate amount of warrants at the same exercise price ($0.80), but no additional options, by March 27, 2006 (270 days from the Date of the Closing).

SUBSIDIARY  GUARANTY  AGREEMENT  AND  COLLATERAL
ASSIGNMENT  AGREEMENT
---------------------

     Century Resources, Inc., our wholly owned subsidiary, entered into a Subsidiary Guaranty Agreement at the Closing with Laurus, whereby it agreed to guarantee the prompt payment of all amounts when due, owed to Laurus under the Note and in connection with the Closing. We also entered into a Collateral Assignment Agreement at the Closing, whereby we agreed to assign and to grant a security interest to Laurus in all of our rights and benefits under the Purchase and Sale Agreement. Additionally, at the time of the Closing, we entered into a Master Security Agreement with Laurus, whereby we agreed to grant Laurus a continuing security interest in all of our assets, including without limitation, cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we now own or at any time in the future may acquire right, title or interest to.

SECURED  CONVERTIBLE  NOTE
--------------------------


     In connection with the Securities Purchase Agreement, we issued Laurus a three year Secured Convertible Note in the amount of $15,000,000, which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 8.5%, with the prime rate at 6.5% as of August 10, 2005, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Convertible Note shall be payable monthly, in arrears, commencing on September 1, 2005 (each monthly date being a "Determination Date"). Additionally, if the Registration Statement covering the shares which the Convertible Note and Warrant are convertible into has been declared effective and our common stock has traded at least 25% above the "Fixed Conversion Rate," which is currently $0.62 and which is subject to adjustment as described below, for the five trading days immediately preceding a Determination Date, then the Contract Rate shall be reduced by 1%, and shall be reduced by 1% for each incremental 25% increase in the market price of our common stock above the then applicable Fixed Conversion Rate (for example, if our common stock has traded at $0.93 for the five trading days preceding a Determination Date, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our common stock traded above the Fixed Conversion
Rate), but, in no event shall the Contract Rate at any time be less than 0%.

     Additionally, we agreed to make payments of the principal amount owing under the Convertible Note to Laurus on January 1, 2006, and on the first business day of each month thereafter, including the Maturity Date of the Convertible Note ("Principal Payment"). Each Principal Payment shall be in the amount of $250,000 together with any accrued and unpaid interest on such portion of the unpaid portion of the Convertible Note (together with any other amounts to be paid, including the Contract Rate, the "Monthly Amount") and to pay Laurus an amount equal to the outstanding principal amount of the Convertible Note and any accrued and unpaid interest on the Maturity Date.



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



     We may prepay the Convertible Note in cash by giving Laurus a notice of repayment, seven (7) days before such intent to prepay, and by paying Laurus an amount equal to 125% of the outstanding principal amount of the Convertible Note during the first year the Convertible Note is outstanding, 120% of the outstanding principal amount of the Convertible Note during the second year the Convertible Note is outstanding, and 115% of the outstanding principal amount of the Convertible Note during the period of time between the second anniversary of the Convertible Note until the Maturity Date.



     The Note includes a provision whereby Laurus is not entitled to convert any amount of shares which would cause Laurus to become the beneficial owner of more than 4.99% of our outstanding common stock, which limitation automatically becomes null and void upon the occurrence and continuance of an event of default, or upon 75 days prior notice to us. In the event that we change our common stock into the same or a different number of securities by reclassification or otherwise, Laurus shall have the right to purchase an adjusted number of securities and kind of securities that would have been issuable as the result of such change with respect to the common stock (i) immediately prior to or (ii) immediately after, such reclassification, or other change at the sole election of Laurus.



     Additionally, the Fixed Conversion Price of the Convertible Note shall be adjusted automatically in the event that we issue any additional shares of common stock as a dividend or any preferred stock; subdivide our outstanding shares of Common Stock; or effect a reverse stock split, by multiplying the exercise price (currently $0.62) by the number of our shares outstanding prior to such event and dividing that number by the number of our shares outstanding after such event. Additionally, if at any time prior to the full conversion or full repayment of the principal amount of the Convertible Note, we issue any shares, options, warrants, or other obligations, to anyone other than to Laurus (other than in connection with a company employee incentive stock plan, or to vendors for goods sold and services rendered (not to exceed 1,000,000 shares and not eligible to be sold by the holders of such shares until three years from June 30, 2005)), for consideration per share less than the Fixed Conversion Price, the Fixed Conversion Price shall immediately reset to such lower price
..

     Events of default under the Convertible Note include our failure to pay amounts due under the Convertible Note; breach of any covenants under the Convertible Note, if not cured within 15 days; breach of any warranties found in the Convertible Note or any other Related Agreement; the occurrence of any default under any agreement, which causes any contingent obligation to become due prior to its stated maturity or to become payable; any change or occurrence likely to have a material adverse effect on the business, assets, liabilities, financial condition, our operations or prospects; our bankruptcy; a judgment against us in excess of $100,000, which has not been vacated, discharged or stayed, within thirty (30) days of the date of entry; our insolvency; a change in control of us; an indictment or other proceedings against us or any executive officer; if we breach any provision of the Securities Purchase Agreement, or any other Related Agreement; if the SEC puts a stop trade order or otherwise suspends our common stock from trading for a period of five (5) consecutive days or five (5) days during a period of ten (10) consecutive days; or our failure to deliver the common stock to Laurus pursuant to and in the form required by the Convertible Note.


     If an event of default were to occur under the Convertible Note, Laurus may at its option, demand repayment in full of all obligations and liabilities owed to it by us under the Convertible Note, Securities Purchase Agreement and any Related Agreement and may require us to immediately pay 130% of the principal amount outstanding and an additional 2% interest rate increase relating to the Convertible Note, plus any accrued and unpaid interest.

COMMON  STOCK  PURCHASE  WARRANT
--------------------------------


     We granted Laurus a seven year Common Stock Purchase Warrant ("Laurus Warrant") to purchase 7,258,065 shares of our common stock at an exercise price of $0.80 per share. The Laurus Warrant became immediately exercisable when granted. The Laurus Warrant allows Laurus to purchase the shares until 5:00 p.m., June 30, 2012. The exercise price of the Laurus Warrant shall be adjusted automatically in the event that we issue any additional shares of common stock as a dividend or any preferred stock; subdivide our outstanding shares of common stock; or effect a reverse stock split, by multiplying the exercise price
(currently $0.80) by the number of our shares outstanding prior to such event and dividing that number by the number of our shares outstanding after such event. The Laurus Warrant states that Laurus may not exercise the Laurus Warrant, if such exercise would cause Laurus to hold more than 4.99% of our outstanding common stock, subject to the same limitation as in the Convertible Note, as described above.

     We also granted Energy Capital Solutions, LP, 900,000 warrant ("ECS Warrant")immediately exercisable at $0.80 per share, under a separate warrant agreement, with piggyback registration rights pursuant to a finder's agreement in connection with the Closing. The ECS Warrant allows Energy Capital Solutions, LP to purchase the shares until 5:00 p.m. CST, June 30, 2008. The exercise price of the ECS Warrant shall be adjusted automatically in the event that we issue any additional shares of common stock as a dividend or any preferred stock;
subdivide the outstanding shares of common stock; or effect a reverse stock split, by multiplying the exercise price (currently $0.80) by the number of shares outstanding prior to such event and dividing that number by the number of shares outstanding after such event.


OPTION  AGREEMENT
-----------------


     At the Closing, and in connection with the Securities Purchase Agreement, we granted Laurus an option which vested immediately to purchase up to 10,222,784 shares of our common stock at an aggregate exercise price of approximately $10,222.78 (with a per share exercise price of $0.001). Laurus agreed under the Option not to sell any shares of common stock issuable upon exercise of the Laurus Stock Option until: (a) payment in full of all of our obligations and liabilities to Laurus under the Securities Purchase Agreement, and (b) the exercise of the Warrant by Laurus; provided; however that Laurus may sell all or any portion of the common stock issuable upon the Laurus Stock Option following an event of default (as defined in the Convertible Note, and described under the section titled "Secured Convertible Note," above), or with 75 days notice to us of their intent to convert and hold more than 9.99% of our outstanding common stock.


     Under the Laurus Stock Option, if we effect a reorganization, consolidation, merger or dissolution, Laurus has the right to receive the amount of stock or other property (including cash) which Laurus would have been entitled, if Laurus had exercised the Option in full immediately prior to the reorganization, consolidation, merger or dissolution, and the Option shall continue to be binding upon such issuer and/or the person acquiring substantially all of our properties and/or assets. Additionally, under the Option, in the event that we issue additional shares of common stock as a dividend or other distribution on common stock or preferred stock, subdivide our outstanding shares of Common Stock, or combine our outstanding shares of common stock into a smaller number of shares of common stock, the number of shares that Laurus shall receive in connection with the exercise of the Option shall be increased or decreased by multiplying the number of shares of common stock that would be issuable prior to such event by the amount of our issued and outstanding common stock outstanding after such event and dividing that number by the issued and outstanding shares of common stock issued and outstanding immediately prior to such event. Laurus is not able to exercise the Option, if such exercise shall cause it to hold in excess of 9.99% of our issued and outstanding common stock, subject to the same limitation as in the Convertible Note and Warrant, as described above.


     As a result of the Closing, Laurus has the right to convert the Note and exercise the Warrant and Option into an aggregate of approximately 41,674,397 shares of our common stock (which amount assumes the full conversion of the Note, Warrant and Option and without taking into account any conversion for interest, or changes in the Fixed Conversion Rate), of which Laurus has previously exercised a portion of the Laurus Stock Option and received 3,675,000 shares of our common stock for an aggregate of $3,675, and which if fully converted and exercised would constitute approximately 45% of our then outstanding Common Stock (assuming the issuance of no additional shares of common stock other than in connection with the conversion of the Convertible Note, Warrant and Option); however, Laurus has contractually agreed not to hold more than 9.99% of our issued and outstanding common stock, unless an event of default occurs or upon 75 days prior notice to us.


REGISTRATION  RIGHTS  AGREEMENT
-------------------------------


     We gave Laurus registration rights to the shares issuable to Laurus in connection with the Convertible Note, Laurus Warrant and Laurus Stock Option, pursuant to a Registration Rights Agreement. The Registration Rights Agreement provided for us to file a Registration Statement with the Securities and Exchange Commission within 30 days of the Closing; however, we were able to obtain a one week extension from Laurus, and as a result, the filing of our Registration Statement past the 30 day deadline did not cause an event of default to occur. Additionally, under the Registration Rights Agreement, we agreed to give our best efforts to obtain effectiveness of our Registration Statement within 120 days of the Closing. If we do not obtain effectiveness of this Registration Statement within 120 days of the Closing; such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of the Registration Statement; or our common stock is not listed or quoted, or is suspended from trading for a period of three days, which we have been unable to cure within 30 days of notice thereof, we agreed to pay Laurus, as liquidated damages, an amount equal to 1.5% of the product of the original principal amount of the Convertible Note per month until the event is cured. .


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


FIRST  AMENDMENT  TO  THE CONVERTIBLE NOTE, LAURUS WARRANT  AND LAURUS STOCK
OPTION
----------------------------------------------------------------------------


     On July 25, 2005, we entered into the "First Amendment to the Convertible Note, Warrant and Option," with Laurus (the "First Amendment"), which First Amendment was consented and agreed to by New Century, whereby we modified the terms  of  the  Convertible  Note,  Laurus  Warrant  and Laurus Stock Option (as
described and defined below) to adjust the limitation on the amount of our outstanding shares which Laurus is able to hold at any one time from 4.99% of our issued an outstanding stock (under the original provisions of the Convertible Note, Laurus Warrant and Laurus Stock Option) to 9.99% of our issued and outstanding stock, to change the exercise price of the Laurus Stock Option from an aggregate of $1.00 for 10,222,784 shares of our common stock (under the Options original terms) to $0.001 per share, and to clarify that Laurus is not able to sell any shares held in connection with the Option until both (a) payment in full of all of the obligations and liabilities of us to Laurus under the Securities Purchase Agreement and the Convertible Note have been paid in full and (b) the exercise of the Laurus Warrant by Laurus (unless an event of default occurs and continues to occur as described in greater detail above). The discussions of the Convertible Note, Laurus Warrant and Laurus Stock Option found throughout this Form 10-QSB take into account the changes to the Convertible Note, Laurus Warrant and Laurus Stock Option, which were made in connection with the First Amendment.



SECOND AMENDMENT AGREEMENT WITH LAURUS

     Subsequent to June 30, 2005, on December 14, 2005, Laurus agreed to extend the date we must obtain effectiveness of our Registration Statement covering the shares underlying the Convertible Note, and exercisable in connection with the Warrant and Option, from December 12, 2005 to January 31, 2006. Additionally, the Second Amendment Agreement also revised both the June and September Securities Purchase Agreements to exclude the timely filing of certain of the reports we are required to file with the Commission from the covenants we agreed to under the Securities Purchase Agreements (more information on this agreement can be found by viewing our Form 8-K filed with the SEC on December 14, 2005).


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


OIL  AND  GAS  ACREAGE

     In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's acreage position at June 30, 2005:

                               Developed                Undeveloped
                      --------------------------  ------------------------
                           GROSS         NET        GROSS            NET
Jackson County, Tx             0           0          265            265

Jim Hogg County, Tx        1,280         640            0              0

Matagorda County, Tx       3,645       2,916            0              0

McMullen County, Tx          880         280           80              3

Waller County, Tx                                      25             13

Wharton County, Tx           100         100            0              0
                      ------------- ------------ ------------ ----------
Total                      5,905       3,936          370            281
                      ============= ============ ============ ===========

The Company's net undeveloped acreage which is subject to expiration over the next three years is approximately 0 % in 2005, 100 % in 2006 and 0 % in 2007.



PRODUCTIVE WELLS

     The following table sets forth our gross and net productive oil and natural gas wells at June 30, 2005:

                         Producing  Oil  Wells     Producing  Gas  Wells
                          Gross         Net          Gross       Net
                      ------------- ------------  ----------- -----------
Jim Hogg County, Tx         2            1             0           0

Matagorda County, Tx        0            0             3         2.4

McMullen County, Tx         7            7             7        .434

Waller County, Tx           0            0             0           0

Wharton County, Tx          2            2             0           0
                      -------      -------      --------    --------
    TOTAL                  11           10            10       2.834
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

PLAN  OF  OPERATIONS

OPERATED  PROPERTIES:

     As of June 30,, 2005, we estimated that our daily deliverability was approximately 500 Mcf of gas per day, and 80 Bpd of crude oil on Company operated properties. We plan to continue our recompletion and drilling program on our owned and operated properties and undeveloped acreage throughout 2005 and beyond.

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

COMPARISON  OF  OPERATING  RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND THE THREE AND SIX MONTHS ENDED JUNE 30, 2004.

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

Operating  Expenses-

     Total operating expenses for the three months ended June 30, 2005 were $284,635 as compared to total operating expenses for the three months ended June 30, 2004 of $312,014 which is a 9% decrease in total operating expenses from the three months ended June 30, 2004.


     Total operating expenses for the six months ended June 30, 2005 were $2,038,821 as compared to total operating expenses for the six months ended June 30, 2004 of $535,978 which is an increase of $1,502,843 or 280% over 2004 total operating expenses. The large increase is attributed to New Century expensing stock for services in the amount of $1,435,000 to several individuals who performed consulting services. If the stock for service is removed from the total for the six months ended June 30, 2005, total operating expenses would have been $603,821 or an increase of $67,843 or 13% over 2004 total operating expenses.


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

     Interest expense for the three months ended June 30, 2005 was $24,639 as compared to $63,255 for the three months ended June 30, 2004 which is a decrease of $38,616 or 61% from the prior period.

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

 LIQUIDITY  AND  CAPITAL  RESOURCES


     As of June 30, 2005, New Century had total current assets of $3,994,905. The current assets are comprised of $3,204,485 in cash, $629,438 in accounts receivable, $36,838 in inventory and $124,144 in other assets. Cash increased primarily due to $2,282,728 which was paid to New Century at the time of closing the finance package with Laurus Master Funds Ltd. on June 30, 2005. The cash will be used for future oil and gas development and future working capital.

     As of June 30, 2005, New Century had net oil and gas properties of $13,464,539. A material purchase for certain mineral interests and working interest in the Lindholm Hanson Gas Unit and Wells in the amount of $11,228,606 was recorded on June 30, 2005. Total oil and gas properties increased 450% due to the purchase. Accumulated depletion was $871,215 as of June 30, 2005. Deferred loan costs from the Laurus financing of $629,596 will be amortized over the life of the loan using the effective interest method. Total assets as of June 30, 2005 were $18,096,515.

     New Century had total current liabilities in the amount of $14,032,948 as of June 30, 2005. The current liabilities are comprised of $351,620 in accounts payable, $383,999 in liabilities related to the purchase of the Vertica shell, $32,876 of accrued liabilities, $41,608 of advances from investors, and $1,500,000 in the current portion of the notes payable to Laurus Master Fund, Ltd. Derivative liabilities from the Laurus financing were also included in current liabilities. The Laurus Warrant, Laurus Stock Option, and the derivative liability for the Single Compound Embedded Derivatives within Covertible Note have a cumulative fair value of $11,722,845.

     New Century had the long term portion of Convertible Note in the amount of $875,578 as of June 30, 2005. New Century has separated the freestanding derivatives and bifurcated the Single Compound Embedded Derivatives from the debt host Convertible Note and recorded them as current derivative liabilities with corresponding reductions (as unamortized discount) in the initial carrying amount of the Convertible Note. The unamortized discount totals $1,716,420 for the derivative liability for the Single Compound Embedded Derivatives within convertible note $6,338,126 for the Laurus Stock Option, $3,668,299 relating to the Laurus Warrant and $326,683 relating to the beneficial conversion feature of theECS Warrant. Changes in the fair value of those instruments are recognized in earnings in the period of the change.

     As of June 30, 2005, New Century had negative working capital of $10,038,043.

     New Century had an increase in net cash provided by operating activities in the amount of $9,981 for the six months ended June 30, 2005. The Company's net loss was $1,216,089. Adjustments to reconcile the net loss to net cash were $110,986 in depreciation, $308,021 in write down of Vertica liabilities, $98,181 in gain on sale of oil and gas properties, $1,602,500 in stock for services. The net cash provided by operating activities also included an $81,214 change in accounts receivable, in notes receivable, inventory, other assets, accounts payable, accrued liabilities and asset retirement obligation.


     New Century had net cash used in investing activities in the amount of $10,956,535 for the six months ended June 30, 2005. The purchase of the L-H Gas Unit required the use of $10,753,255 in net cash. New Century also had oil and gas property capital expenditures of $296,242. New Century received proceeds of $98,181 from Strong Petroleum Group, Inc. for the right to future earnings from the development of the Prado Field. New Century also purchased office furniture and a new telephone system for a total of $5,219.

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


     On June 30, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus" and the "Closing"), whereby we sold a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000)(the "Convertible Note"), which is convertible into an aggregate of 24,193,548 shares of our common stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of common stock at $.80 per share (the "Laurus Warrant");

issued an option to Laurus to purchase up to 10,222,784 shares of our common stock (representing 20% of our stock on a fully-diluted basis), at an original aggregate exercise price of $1.00. We also entered into a Registration Rights Agreement with respect to the Convertible Note, Laurus Stock Option and Laurus Warrant. The Convertible Note, Laurus Warrant, Laurus Stock Option, Registration Rights Agreement and Closing are described in greater detail above.


     We subsequently used $11,000,000 of the money raised in connection with the sale of the Convertible Note to purchase certain working interests, overriding royalty interests, and term royalty interests from various sellers, which together entitle us to a 6.2% working interest and a 5.464% net revenue interest in production from the L-H Gas Unit and certain other licenses in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas (the "Assets"), pursuant to a Purchase and Sale Agreement which the sellers were sent payment in connection with on June 30, 2005. In addition to the $11,000,000 purchase price, we also issued the 17 sellers of the Wishbone interest an aggregate of 1,320,000 restricted shares of our common stock as consideration for the sale of the Assets.

     Additionally, we used $555,772.32 of the $15,000,000 raised in connection with the sale of the Convertible Note to pay off amounts we owed to Black Rock Energy Capital, LP ("Black Rock") in connection with non-recourse financing previously loaned to us by Black Rock. As a result of these payments, we currently owe no amounts to Black Rock as of the filing of this report on Form 10-QSB. We also paid approximately $1,161,500 in closing fees and payments to our finder in connection with the Closing, which leaves us approximately $2,286,403 in cash from the sale of the Convertible Note , as of the original filing of this 10-QSB, which we plan to use for our planned drilling operations and working capital.

     At June 30, 2005, no additional financing had been secured other than the $15,000,000 raised in connection with the Securities Purchase Agreement and the $3,675 received in connection with the exercise of a portion of the Laurus Stock Option for 3,675,000 shares of our common stock of which amount, approximately $2,286,403 remains. At June 30, 2006 we had no commitments from officers, directors or affiliates to provide funding, other than the option Laurus has to invest up to an additional $15 million, which option expires March 27, 2006.

     On September 19, 2005, New Century acquired additional ownership interests in the L-H Gas Unit and fianaced the transaction through the issuance of a $9.5 million secured term note due March 2006 and bearing interest at 20% per annum.Our growth and continued operations could be impaired by limitations on our access to the capital markets. In the event that we do not generate the amount of revenues from our oil and gas properties which we anticipate, and/or we decide to purchase additional oil and gas properties and are required to raise additional financing, we may be forced to scale back our operations which would have a material adverse impact upon our ability to pursue our business plan. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our common stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

     We believe we can continue our planned oil and gas operations with the amount remaining from the sale of the Convertible Note and our current cash flows in connection with the sale of oil and gas for approximately five years, assuming that our level of oil and gas production remains constant or expands and that the prices of oil and gas remain constant or increase, and we are able to pay Laurus the monies owed under the Convertible Note. However, we may choose to purchase additional properties in the future, expand our oil and gas operations and/or may find substantially less oil and gas on our properties than we expect, which could force us to raise additional financing and/or scale back or curtail our business operations.

                                  RISK FACTORS
                                 --------------

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN AND DRILL, RECOMPLETE AND STUDY ADDITIONAL WELLS, WHICH FINANCING, IF WE ARE UNABLE TO
RAISE  MAY  FORCE  US  TO  SCALE  BACK  OR  ABANDON  OUR  BUSINESS  PLAN.

     We raised approximately $1,122,901 from the sale of our common stock under an exemption provided by Regulation S of the Securities Act of 1933 in 2004 and 2005 and recently raised $15,000,000 from the sale of a $15,000,000 Secured Convertible Term Note to Laurus Master Fund, Ltd. and $3,675 from Laurus' exercise of a portion of the Laurus Stock Option. After purchasing the Wishbone field interests and other costs associated with the closing of the Convertible Note, we have approximately $2,286,403 remaining from the sale of the Convertible Note. We believe that the approximately $2,286,403 remaining from the sale of the Convertible Note, and the revenues which we expect to generate from the sale of oil and gas will allow us to continue our business operations for approximately two years. However, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we give any assurances that if found that the oil and/or gas will be commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of future oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, the monies remaining from the sale of the Convertible Note and the amount of money we receive from the sale of oil and gas may be spent by us substantially faster than the two years which we currently estimate such monies will last. As such, we may need to raise additional capital much sooner than the two year estimate which our management currently feels is reasonable. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can give no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

     In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note ("Note"), which currently bears interest at the rate of 8.5% per year, which is subject to adjustment as described above, and which is due and payable on June 30, 2008, and which $250,000 of principal is payable on the first day of each month beginning on January 1, 2006 and ending on June 30, 2008, at which time the remaining principal amount, of approximately $7,500,000 is due and payable. As of the date of this filing, we do have sufficient cash on hand to pay the $250,000 amounts of principal which are due, but we do not have funds available to repay the full $15,000,000. If we do not have sufficient funds to pay the total remaining amount of the Convertible Note (after taking into account payments of principal and conversions) when due, we will be in default and Laurus may take control of substantially all of our assets (as described in below). As a result, we will need to raise or otherwise generate approximately $15,000,000 to repay the Convertible Note (not including any adjustments for payment of principal or conversion into shares of our common stock) by June 30, 2008. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

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

     The Convertible Secured Term Note, common stock Purchase Warrant and Option are secured by Laurus Master fund, Ltd. by a continuing security interest in all of our assets, including without limitation, cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we own or at any time in the future may acquire right, title or interest to. As a result, if we default under any provision of the Convertible Note, Warrant or Option, or fail to pay any amounts due to Laurus, Laurus may take control of substantially all of our assets. If this were to happen, we could be left with no revenue producing assets, and the value of our common stock could become worthless.

     Additionally, under the Stock Pledge Agreement between Laurus and us, we pledged all of the outstanding stock of our wholly owned subsidiary, Century Resources, Inc. ("Century"), as collateral for the Securities Purchase Agreement and Note. As a result, if we default under any provision of the Convertible Note, Warrant, Option, or any other agreement entered into in connection with the Closing, Laurus may take control of Century. If this were to happen, it could force us to abandon or curtail our business plan, and could result in our securities becoming worthless.

WE MAY BE REQUIRED TO PAY PENALTIES TO LAURUS MASTER FUND, LTD. UNDER THE REGISTRATION RIGHTS AGREEMENT, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF THE MONEY WE HAVE PREVIOUSLY RAISED.


     We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Convertible Note, Warrant and Option, pursuant to a Registration Rights Agreement. We agreed to give our best efforts to obtain effectiveness of a Registration Statement by October 28, 2005 (120 days from the date of the closing of the Securities Purchase Agreement), which was later extended to December 12, 2005, and more recently to January 31, 2006 (as described in greater detail in our Form 8-K filed with the SEC on December 14, 2005). If we do not obtain effectiveness of a Registration Statement by that date, or such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of the Registration Statement, or our common stock is not listed or quoted, or is suspended from trading for a period of three days from the OTC Bulletin Board, which we have been unable to cure within 30 days of notice thereof, we will be forced to pay Laurus, as liquidated damages, an amount equal to $7,500 per day that such event listed above exceeds the time period given. As a result, if we fail to obtain effectiveness of such Registration Statement by January 31, 2006, or our common stock ceases to trade on the OTC Bulletin Board, we will be forced to pay substantial penalties to Laurus, which would cause us to spend a substantial amount of the money raised in connection with the Securities Purchase Agreement, and could force us to abandon or scale back our current planned operations.

THE NOTE, WARRANT AND OPTION CONTAIN PROVISIONS WHEREBY LAURUS MASTER FUND, LTD. MAY HOLD MORE THAN 9.99% OF OUR COMMON STOCK, PROVIDED THEY GIVE US 75 DAYS NOTICE.

     Although Laurus may not convert their Note and/or exercise their Warrant and/or Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock, the Convertible Note, Warrant and Option also contain provisions which provide for the 9.99% limit to be waived provided that Laurus provides us with 75 days notice of their intent to hold more than 9.99% of our common stock. As a result, if we receive 75 days notice from Laurus and our Registration Statement is declared effective, Laurus may fully exercise the Option and Warrant and fully convert the Convertible Note, and become the beneficial owner of up to approximately 45% of our then outstanding common stock. If that were to happen, Laurus would have significant control over us, including the election of Directors and ability to cause or prevent a change in control and/or our business operations. If Laurus were to take control over approximately 45% of our outstanding common stock, it could force us to change our business focus, sell all or substantially all of our assets, or abandon our business plan. Any such event, if it were to occur would likely cause the value of our common stock to decline, and could lead to our common stock becoming worthless.

IF AN EVENT OF DEFAULT OCCURS UNDER THE NOTE, WE COULD BE FORCED TO IMMEDIATELY PAY THE AMOUNTS DUE UNDER THE NOTE.

     The Secured Convertible Term Note includes provisions whereby Laurus Master Fund, Ltd., may make the amounts outstanding under the Convertible Note immediately due and payable if an event of default occurs under the Convertible Note, which events of default include:

     o  our failure to pay amounts due under the Convertible Note;

     o breach of any covenants under the Convertible Note, if not cured within 15 days;

     o  breach  of  any  warranties  found  in  the Convertible Note;

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

     If any event of default were to occur under the Convertible Note and Laurus was to make the entire Note immediately due and payable, and we did not have sufficient funds on hand to pay such amounts, we could be forced to sell some or all of our assets at less than fair market value, and/or abandon or curtail our business plan and operations.



IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

     Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. We have been late in our filings one (1) time since this rule went into effect. If we are late two more times in the current twenty-four (24) month period and/or are late three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.



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

CONTROLS AND PROCEDURES


     (a) Evaluation of disclosure controls and procedures. Item 308(a)(3) of Regulation S-B states that "Management is not permitted to conclude that the small business issuer's internal control over financial reporting is effective if there are one or more material weaknesses in the small business issuer's internal control over financial reporting." As a result of the restatements to our December 31, 2004 financial statements as disclosed in our Amended Report on Form 10-KSB and described under Footnote 11 to our restated December 31, 2004 financials, as well as the related restatement to the financial statements, as disclosed in Note 2 to our June 30, 2005 financial statements contained herein, our Chief Executive Officer and Principal Accounting Officer, can no longer conclude that after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Amended Report on Form 10-QSB, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     However, the Company believes that its restatement to its December 31, 2004 financial statements and restatements to our March 31, 2005 financial statements, as well as the Company's restatement of its June 30, 2005 quarterly financial statements, contained herein, will be a one time occurrence and that moving forward its Controls and Procedures will once again be effective as the Laurus convertible note accounting in the June 30, 2005 financials involved a highly complex transaction involving an "unconventional" convertible note, and the Company does not anticipate entering into any additional complex financing transactions involving derivates in the future; the Company is utilizing the guidelines communicated to us by the SEC after various communications regarding accounting for derivatives; and because the Company has, as of this fiscal year, added a certified public accountant to its accounting staff as well as additional outside certified public accountants and consultants to assist Management with certain accounting issues.


     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing (except as disclosed in (a) above) that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS



     On November 5, 2004, our former transfer agent, Corporate Stock Transfer, Inc. ("Corporate"), filed a lawsuit for $4,535.25 against us in Denver, Colorado relating to the payment of fees associated with stock transactions and termination fees. On December 13, 2004, we filed a counterclaim against Corporate in the 11th District Court of Texas, alleging breach of contract and breach of fiduciary duty. We are currently in settlement negotiations with Corporate regarding the settlement of its claims and the dismissal of our lawsuits. On December 19, 2005, we entered into a Settlement Agreement and Mutual Release with Corporate, whereby, we and Corporate agreed to release, acquit and forever discharge each other, each others current and former agents, officers, directors, servants, attorneys, representatives, successors, employees and assigns from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, under state and/or federal law, or state and/ or federal securities regulations, whether asserted or unasserted, whether known or unknown, suspected or unsuspected, arising from or relating to the disputes which we had or the lawsuits described above. In connection with the Settlement Agreement and Mutual Release, we agreed to pay Corporate $2,750 and Corporate and we agreed to dismiss our lawsuits against each other with prejudice.

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

     On August 26, 2005, we received correspondence from an attorney on behalf of our former Chief Executive Officer and Director, William Mason regarding his intention to convert his 5,000 shares of Series A Convertible Preferred Stock into 1,500,000 shares of our common stock. As of the filing of this report, such shares have not been converted and we have discussed with Mr. Mason on numerous occasions and Mr. Mason has verbally agreed to cancel a portion of these shares in consideration for the fact that in contradiction of Mr. Masons oral assertions and provisions in the Agreement and Plan of Reorganization in connection with the Exchange (described in further detail under Description of Business), we had and continue to have liabilities on our books from our pre-Exchange business operations. We believe that Mr. Mason owed us fiduciary obligations as a Director and officer of us, but we can provide no assurance that we will not have any liability to Mr. Mason in connection with the above transactions. We have made a proposal to Mr. Mason, based on our discussions with him regarding the conversion and cancellation of a portion of his shares, however we have not come to any definitive agreement as of the date of this filing. We are currently in negotiations with Mr. Mason to settle this matter, with an aggregate of 1,100,000 shares being issued to Mr. Mason in connection with the conversion of his 5,000 shares of Series A Convertible Preferred Stock, which we anticipate settling shortly after the filing of this amended report.



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

     On June 30, 2005, we entered into a Securities Purchase Agreement, Secured Convertible Term Note (the "Convertible Note"), Secured Common Stock Purchase Warrant (the "Laurus Warrant"), Option Agreement (the "Laurus Stock Option"), and other Related Agreements (defined above under "Description of Business," above) with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"), for the sale of (i) $15,000,000 in the form of a Convertible Note that may be converted into approximately 24,193,546 shares of common stock at $0.62 per share; (ii) a Laurus Warrant to purchase 7,258,065 shares of common stock at $0.80 per share; and (iii) a Laurus Stock Option to purchase 10,222,784 shares of our common stock, representing 20% of our Common Stock on a fully-diluted basis (prior to the issuance of shares in connection with the Purchase and Sale Agreement, described under "Description of Business," above) for aggregate consideration of approximately $10,222.78 or $0.001 per share. We claim an exemption from registration afforded by Regulation S of the Act for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

CHANGES IN SECURITIES SHORTLY AFTER THE THREE  MONTHS  ENDED  JUNE  30,  2005


     On July 29, 2005, we issued 3,675,000 restricted shares of our common stock to Laurus in connection with the exercise of $3,675 of the Laurus Stock Option on June 30, 2005, which leaves 6,547,784 shares remaining to be exercised in connection with the Option. We claim an exemption from registration afforded by Regulation S of the Act for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

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



None.



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

10.5(2)           First Amendment of Purchase and Sale & Exploration
                  Agreement with Aquatic

10.6(3)           Development Agreement  with  Strong
                  (with  all confidential information removed)

10.7(4)           Settlement Agreement and  Mutual  Release

10.8(5)           Securities Purchase Agreement between Laurus
                  Master Fund, Ltd. and New Century Energy Corp.

10.9(5)           Secured Convertible Term Note

10.10(5)          Common Stock Purchase Warrant;

10.11(5)          Master Security Agreement;

10.12(5)          Registration Rights Agreement.

10.13(5)          Option Agreement

10.14(5)          Purchase and Sale Agreement

10.15(6)          Finder's Warrant

10.16(7)          First Amendment to the Convertible Note, Warrant and Option


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


REPORTS  ON  FORM  8-K  FILED SHORTLY AFTER THE THREE MONTHS ENDED JUNE 30, 2005


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


     The Company filed an amended report on Form 8-K on July 28, 2005, to report that on July 25, 2005, the Company entered into the "First Amendment to the Note, Warrant and Option," with Laurus (the "Amendment"), which Amendment was consented and agreed to by Century Resources, Inc., our wholly owned subsidiary with an effective date of June 30, 2005, whereby we modified the terms of the Note, Warrant and Option to adjust the limitation on the amount of our outstanding shares which Laurus is able to hold at any one time from 4.99% of our issued an outstanding stock to 9.99% of our issued and outstanding stock, to change the exercise price of the Option from an aggregate of $1.00 for 10,222,784 shares of our common stock to $0.001 per share and to clarify that Laurus is not able to sell any shares held in connection with the Laurus Stock Option until both (a) payment in full of all of the obligations and liabilities of us to Laurus under the Securities Purchase Agreement and the Convertible Note have been paid in full and (b) the exercise of the Warrant by Laurus unless an event of default occurs.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   New Century Energy Corp.



DATED: December  20, 2005


                                   By: /s/ Edward R. DeStefano
                                       ------------------------
                                       Edward R. DeStefano
                                       Chief Executive Officer and
                                       Chief Financial Officer