Form 10QSB
period 2005-09-30
New Century Energy Corp.
filed 2005-12-20
CIK 1079797

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549


                                  FORM  10-QSB


                                   (Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  September 30,  2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of December 16, 2005, 54,610,612 shares of the Registrant's $0.001 par value common stock ("Common Stock") were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (unaudited)

ASSETS
Current Assets
  Cash                                                                $ 2,547,196
  Accounts receivable                                                   2,230,673
  Inventory                                                                58,358
  Other                                                                   387,523
                                                                       ----------
  Total Current Assets                                                  5,223,750
                                                                       ----------
Office equipment, net of $1,647 accumulated depreciation                    9,120
Oil and gas properties, using successful efforts
  method of accounting
  Proved properties                                                    21,651,246
  Unproved properties                                                     139,096
  Wells and related equipment and facilities                            2,111,571
                                                                       ----------
                                                                       23,901,913
  Less accumulated depreciation, depletion,
    amortization and impairment                                        (1,324,575)
                                                                       ----------
  Net oil and gas properties                                           22,577,338
                                                                       ----------
Other Assets:
  Deferred loan costs                                                     741,175
                                                                       ----------
TOTAL ASSETS                                                         $ 28,551,383
                                                                       ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                   $    581,305
  Liabilities related to purchase of Vertica shell                        322,860
  Accrued liabilities                                                     647,235
  Advances from investors                                                  17,869
  Current portion of notes payable (net of unamortized
    loan costs of $337,354)                                            11,412,646
  Derivative liability for Laurus Warrant                               2,727,042
  Derivative liability for Laurus Stock Option                          3,142,058
  Single Compound Embedded Derivatives within Convertible Note          1,016,560
                                                                       ----------
  Total Current Liabilities                                            19,867,575
                                                                       ----------
Notes payable, less current portion (net of unamortized
  discount and loan costs of $10,635,892)                               1,147,919
Asset retirement obligation                                               351,317
                                                                       ----------
Total liabilities                                                      21,366,811
                                                                       ----------
Contingencies                                                                   -
Stockholders' Equity
  Preferred stock, $.001 par, 20,000,000 shares authorized,
    Series A convertible preferred shares, 5,000 shares
    designated and issued                                                       5
    Series B convertible preferred shares, 2,000,000 shares
    designated, none issued                                                     -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 54,610,612 shares issued and outstanding                   54,614
  Additional paid in capital                                            9,873,040
  Retained deficit                                                     (2,743,087)
                                                                       ----------
  Total Stockholders' Equity                                            7,184,572
                                                                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 28,551,383
                                                                       ==========


       The accompanying notes are an integral part of these consolidated financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           September 30, 2005 AND 2004
                                   (unaudited)

                                    Three months ended September 30  Nine months ended September 30
                                             2005          2004           2005          2004
                                           ---------      --------    ----------     ---------
                                                         (Restated)                (Restated)
Revenues
  Oil and gas sales                      $1,844,734    $  437,056     $2,558,800    $1,256,159
  Gain on sale of oil and gas                     -        68,182         98,181       384,484
                                          ---------      --------      ---------      --------
  Total Revenues                          1,844,734       505,238      2,656,981     1,640,643
                                          ---------      --------      ---------      --------
Expenses
  Lease operating                           152,407       235,615        317,302       520,881
  Production taxes                          117,703        45,724        138,855        83,346
  Exploration costs                          10,547         1,041         43,979        10,494
  Purchase of Vertica shell                       -       717,540              -       717,540
  General & administrative                  229,291       103,225      1,937,648       139,366
  Depreciation, depletion
    and amortization                        453,785        83,952        564,770       251,635
                                          ---------     ---------      ---------      --------
  Total expenses                            963,733     1,187,097      3,002,554     1,723,262
                                          ---------     ---------      ---------      --------
Operating income (loss)                     881,001      (681,859)    (  345,573)      (82,619)
                                          ---------     ---------      ---------      --------
Other income (expense)

  Write down of Vertica liabilities          56,805             -        364,825             -
  Vertica expenses                              -               -       (172,686)            -
  Interest expense                       (1,491,406)      (65,119)    (1,549,233)     (198,839)
  Net decrease in fair value of derivative
   assets and liabilities                 3,182,511             -      3,182,511             -
  Other income                               36,127             -         57,044             -
  Other expenses                            ( 5,847)            -        (93,786)            -
                                          ---------      --------      ---------      --------
  Total other income (expense)            1,778,190       (65,119)     1,788,675      (198,839)
                                          ---------      --------      ---------      --------
Income (loss)
  before income taxes                     2,659,191      (746,978)     1,443,102      (281,458)

 Income tax expense (benefit)                     -             -              -             -
                                          ---------       -------     ----------      --------
  NET INCOME (LOSS)                     $ 2,659,191     $(746,978)   $ 1,443,102     $(281,458)
                                         ==========       =======     ==========      ========

Basic earnings(loss) per share                $ .05         $(.02)         $ .03         $(.01)
                                               ====          ====           ====          ====

Weighted average common shares
  used in computing basic
  earnings (loss) per share              53,434,977    37,786,723     49,683,017    37,785,282
                                         ==========    ==========     ==========    ==========


Diluted earnings(loss) per share              $ .04         $(.02)         $ .02         $(.01)
                                               ====          ====           ====           ===

Weighted average common shares
  used in computing diluted
  earnings (loss) per share              94,992,798     37,786,723    64,824,845    37,785,282
                                         ==========     ==========    ==========    ==========


       The accompanying notes are an integral part of these consolidated financial statements.


                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2005 and 2004
                                  (unaudited)

                                                          2005          2004
                                                       ----------     ---------
                                                                     (Restated)
Cash flows from operating activities
  Net income (loss)                                    $1,443,102   $ (281,458)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation, depletion and amortization              658,752      251,635
    Liabilities incurred (subsequent write off)
     on purchase of Vertica shell                        (364,826)     717,540
    Gain on sale of oil and gas properties                (98,181)    (384,484)
    Imputed interest                                                     7,076
    Stock for services                                  1,602,500            -
    Change in fair value of derivatives                (3,182,511)           -
    Accretion of discount and loan
     cost on debt to interest expense                   1,078,571            -

  Changes in:
    Accounts receivable                                (1,235,250)     (91,082)
    Inventory                                               7,345      (60,197)
    Other assets                                           58,777      (10,400)
    Accounts payable                                      (23,190)     198,556
    Accrued liabilities                                   368,715       18,667
    Asset retirement obligation                            57,501       15,405
                                                       ----------    ---------
  Net cash provided by operating activities               371,305      381,258
                                                       ----------    ---------

Cash flows from investing activities
  Drilling advances                                      (381,916)           -
  Acquisition of Lindholm Hanson Gas Unit and Wells,
  net of cash acquired                                (19,135,577)           -
  Capital expenditures on oil and gas properties       (1,427,924)  (1,478,747)
  Proceeds from sale of oil and gas property               98,181      569,983
  Purchase of office equipment                             (7,288)      (3,479)
                                                       ----------    ---------
  Net cash used in investing activities               (20,854,524)    (912,243)
                                                       ----------    ---------
Cash flows from financing activities
  Proceeds from acquisition financing                  24,500,000      904,500
  Proceeds from demand note payable                             -      400,000
  Proceeds from the sale of common stock                  655,273            -
  Proceeds from the exercise of Laurus options              3,675            -
  Payments to reduce long-term debt                      (776,158)    (359,861)
  Payments for deferred loan costs                     (1,805,156)           -
  Investor payments for drilling                                -      (27,578)
  Repayments to sole shareholder                                -     (169,123)
                                                       ----------    ---------
Net cash provided by financing activities              22,577,634      747,938
                                                       ----------    ---------
Net increase in cash                                    2,094,415      216,953

Cash at beginning of the period                           452,781       76,577
                                                       ----------    ---------

Cash at end of the period                             $ 2,547,196    $ 293,530
                                                       ==========     ========

Supplemental disclosures of cash flow information:

Interest paid                                        $  (496,365)    $(198,839)
Income taxes paid                                              -             -

Supplemental disclosures of noncash investing and financing activities
 <See Notes 5 & 6>



       The accompanying notes are an integral part of these consolidated financial statements.

                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION

     Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in New Century Energy Corp.'s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The financial information of New Century Energy Corp. ("New Century" or the "Company") and its wholly owned subsidiaries, Century Resources, Inc. and ERC Solutions, Inc., for the three months and nine months ended September 30, 2005 and 2004, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year presentation. These reclassifications had no effect on reported earnings. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.


NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

     The Company has restated its consolidated statements of operations and cash flow for the three months and six months ended September 30, 2004 from the amounts previously reported. The restatements include adjustments to (a) record the asset retirement obligation effective as of January 1, 2003 and the depreciation and depletion and accretion expenses related thereto, (b) correct an error in the calculation of depreciation and depletion of certain oil and gas properties. Following is a summary of the restatement adjustments:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2004

                                        Previously      Increases         As
                                         Reported      (Decreases)     Restated
Total revenues                        $   505,238                   $   505,238
Expenses:
  Lease operating expenses                230,480      $    5,135       235,615
  Production taxes                         45,724                        45,724
  General & administrative                103,225                       103,225
  Depreciation, depletion and
   amortization                           130,001         (46,049)       83,952
  Other                                   783,700                       783,700
                                       ----------      ----------    ----------
  Total - expenses                      1,293,130         (40,914)    1,252,216
                                       ----------      ----------    ----------
  Net income (loss)                   $  (787,892)     $  (40,914)   $ (746,978)
                                       ==========      ==========    ==========
Basic and diluted earnings(loss)
 per share                            $     (0.02)                    $   (0.02)
                                       ==========                    ==========
Weighted average common shares used
 in computing basic and diluted
 earnings(loss) per share              37,786,723                    37,786,723
                                       ==========                    ==========

For the Nine Months Ended September 30, 2004

                                        Previously      Increases         As
                                         Reported      (Decreases)     Restated

Total revenues                       $  1,640,643                   $  1,640,643
Expenses:
  Lease operating expenses                505,476      $   15,405       520,881
  Production taxes                         83,346                        83,346
  General & administrative                139,366                       139,366
  Depreciation, depletion and
   amortization                           343,014         (91,379)      251,635
  Other                                   926,873                       926,873
                                       ----------      ----------    ----------
  Total - expenses                      1,998,075          (75,974)   1,922,101
                                       ----------      ----------    ----------
                                       ----------      ----------    ----------
  Net income (loss)                   $(  357,432)     $  (75,974)   $ (281,458)
                                       ==========      ==========    ==========
Basic and diluted earnings(loss)
 per share                            $     (0.01)                   $    (0.01)
                                       ==========                    ==========
Weighted average common shares used
 in computing basic and diluted
 earnings(loss) per share              37,785,282                    37,785,282
                                       ==========                    ==========


NOTE  3  -SECOND  ACQUISITION  OF  MINERAL  INTERESTS IN THE LINDHOLM HANSON GAS
UNIT  AND  WELLS  AND  RELATED  FINANCING

Acquisition -

     On September 19, 2005, New Century entered into a Purchase and Sale Agreement with certain "Sellers" whereby New Century agreed to purchase certain mineral interests that have been pooled together in the Lindholm Hanson Gas Unit and Wells ("L-H Gas Unit"), together with certain contiguous leases in the Wishbone Field (McMullen County, Texas, located 80 miles south of San Antonio.) for an aggregate purchase price of $8,750,000. The interests purchased total a
7.25 percent working interest and a 5.4375 percent net revenue interest in the leases. The effective date of the agreement regarding the unit's revenues and expenses was agreed upon by both New Century and the Sellers as July 1, 2005. These revenues and expenses, which netted to $295,349, were accounted for as an adjustment to the purchase price.

     The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed, which may be adjusted within one year of the purchase date for changes in estimates of their fair value.


Assets acquired:
     Accounts receivable                                          $    902,083
     Lindholm Hanson Gas Unit and Wells
        Leasehold costs                           $ 7,675,043
        Equipment                                     779,608
                                                   -----------       8,454,651
                                                                   -----------
Total assets acquired                                                9,356,734
Liabilities assumed
    Accounts payable                                                   347,045
    Accrued liabilities                                                259,689
                                                                   -----------
Net assets acquired                                               $  8,750,000
                                                                   ===========

A summary of the acquisition consideration is as follows:
Total cash paid for acquisition from
  Proceeds of secured Term Note                                    $ 8,750,000
                                                                   ===========


Financing -

     On September 19, 2005, New Century sold to Laurus Master Funds, LTD. ("Laurus") a Secured Term Note (the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, based on a 360 day year and is payable monthly in arrears. The first interest payment is due November 1, 2005. The principal amount of the Term Note is due six (6) months from the date of issuance, or March 19, 2006. New Century may prepay the Term Note together with accrued interest to Laurus at any time before the due date of March 19, 2006, but must give written notice 7 days before the redemption date.

     In connection with the sale of the Term Note, New Century agreed to pay Laurus Capital Management, L.L.C., a closing payment equal to four percent (4.00%) of the principal amount of the Term Note, or $380,000; and $200,000 to Energy Capital Solutions, L.L.C., in connection with a finder's fee on the sale of the Term Note. The finders' fee has been capitalized as Deferred loan costs in the accompanying consolidated balance sheet and is amortized over the six month term under the effective interest method. The remaining financing costs paid to Laurus have been recorded as unamortized discount on the Term Note and will be amortized to interest expense over six months under the effective interest method.

NOTE 4 - FIRST ACQUISITION OF MINERAL INTERESTS IN THE LINDHOLM HANSON GAS UNIT AND WELLS

     New Century acquired certain working interests, overriding royalty interests, and term royalty interests, which together entitled New Century to a 6.2% working interest and a 5.464% net revenue interest in production from the L-H Gas Unit. The primary reason for the acquisition was to add to our base of "Proved" reserves as well as generate significant future cash flows. New Century paid the sellers $10,753,255 in cash and also issued 1,320,000 shares of common stock towards the purchase price of the L-H Gas Unit. The fair market common share price was $.63 a share for this transaction. The common shares issued for the purchase were valued at $831,600. Also, the effective date of the agreement regarding the L-H Gas Unit's revenue and expenses was agreed upon by both New Century and the sellers as April 1, 2005. These revenues and expenses, which netted to $677,433, were accounted for as an adjustment to the purchase price.

     The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed, which may be adjusted within one year of the purchase date for changes in estimates of their fair value.


Assets acquired:
     Cash                                                         $    246,745
     Accounts receivable                                               470,585
     Lindholm Hanson Gas Unit and Wells
        Leasehold costs                           $10,441,337
        Equipment                                     787,269
                                                   -----------      11,228,606
                                                                   -----------
Total assets acquired                                               11,945,936
Liabilities assumed
    Accounts payable                                                   109,944
    Accrued liabilities                                                  4,392
                                                                   -----------
Net assets acquired                                               $ 11,831,600
                                                                   ===========

A summary of the acquisition consideration is as follows:

    Net cash paid to sellers for acquisition                       $10,753,255
    Common stock issued 1,320,000 shares at $.63 per share             831,600
    Cash received from seller at closing                               246,745
                                                                   -----------
Total acquisition consideration                                    $11,831,600
                                                                   ===========


NOTE  5  - FINANCING FOR THE FIRST ACQUISITION

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

     Events of default under the Convertible Note include, among other provisions, cross-default, bankruptcy, material adverse event, breach of Covenant, change in control, stock trading stop-order, and failure to deliver the common stock to Laurus free of restrictions and other conditions, whereby upon occurrence, Laurus may demand immediate repayment of the Convertible Note and accrued interest. Following the occurrence and during the continuance of an Event of Default, Laurus, at its option, may demand repayment in full of all obligations and liabilities owing by New Century. The default payment shall be 130% of the outstanding principal amount of the Convertible Note. Additionally, New Century must pay additional interest on the Convertible Note equal to 2% per month on all outstanding amounts until the events of default are cured or waived. Subsequent to June 30, 2005, the Company was in technical default of certain covenants within the Securities Purchase Agreement, including lack of timely filing of certain reports required to be filed with the SEC pursuant to the Exchange Act and effectiveness of its associated registration statement within 120 days of Closing. The Company obtained a waiver for these defaults through the Amended Agreement dated November 4, 2005 and the Second Amended Agreement dated December 14, 2005. As such, no amount has been accrued for liquidated damages, default payment or default interest in New Century's accompanying consolidated balance sheet as of September 30, 2005.

     New Century accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet and are measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, New Century estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.

     The Convertible Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the Laurus Warrant, the ECS Warrant and the Laurus Stock Option, which were valued individually, and totaled $3,668,299, $326,577 and $6,338,126, respectively, at inception on June 30, 2005. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the "Single Compound Embedded Derivatives Within Convertible Note". The single compound embedded derivative features include the conversion feature within the Convertible Note, the premium for cash payment, the early redemption option and the Contract Rate adjustment. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of $1,716,420 at inception on June 30, 2005. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Note, or 36 months.

     New Century also incurred closing costs of $1,204,596 in connection with the closing of the Securities Purchase Agreement. Net fees and costs in the amount of $629,596 were capitalized as deferred loan costs at inception on June 30, 2005 and shall be recognized over the life of the Convertible Note, or 36 months, by using the effective interest method. The remaining financing costs of $575,000 paid to Laurus were recorded to unamortized discount on the Convertible Note and are amortized to interest expense over 36 months under the effective interest method.

Derivative Liability with Single Compound Embedded Derivatives within Convertible Note-

     Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Single Compound Embedded Derivatives within Convertible Note was computed at $1,716,420 as of June 30, 2005. The model replicated the economics of the Convertible Note and applied different events based on various conditions likely to occur over the life of the Convertible Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Convertible Note.

Probability-Weighted Expected Cash Flow Methodology:

Assumptions                  Single Compound Embedded
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

     The Laurus Warrant is a freestanding derivative financial instrument. Using the Black-Scholes Method, the fair value of the derivative was computed at $3,668,299 at inception on June 30, 2005 and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note. This derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note, or 36 months. If the Laurus Warrant is exercised during this 36 month period, the derivative liability will be released and recorded as additional paid in capital.

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

     The ECS Warrant using the Black-Scholes Method, had an initial fair value in the amount of $326,577 at June 30, 2005. The value of the ECS Warrant was allocated to additional paid-in capital and resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note. The ECS Warrant discount is amortized to interest expense using the effective interest method over the life of the Convertible Note, or 36 months.

Stock  option  agreement-

     On June 30, 2005, in connection with the Securities Purchase Agreement, New Century granted an option to Laurus ("Laurus Stock Option") which vested immediately, to purchase any time or from time to time, up to 10,222,784 shares of New Century's common stock at an initial exercise price of an aggregate of $1.00. The Laurus Stock Option has an indefinite life per the terms of the Option. Each exercise of this Option by Laurus was limited to Laurus initially owning an aggregate maximum of 4.99% of the outstanding common stock of New Century. Laurus agreed under the agreement not to sell any shares of common stock exercisable upon exercise of the options until: (a) payment in full of all of the obligations and liabilities of New Century to Laurus under the Securities Purchase Agreement and Convertible Note have been paid in full and (b) the exercise of the Laurus Warrant; provided, however that Laurus may sell all or any portion of the common stock issuable upon the exercise of the Laurus Stock Option following an event of default. On July 25, 2005, New Century amended the Laurus Stock Option to adjust the limitation on the amount of outstanding shares which Laurus could hold at any one time from 4.99% to 9.99% and to change the exercise price of the Laurus Stock Option from an aggregate of $1.00 for 10,222,784 shares of New Century's common stock to $.001 per share of New Century's common stock. The amendment also clarified that Laurus is not able to sell any shares held in connection with the Laurus Option until both (a) payment in full of all of the obligations and liabilities of New Century to Laurus under the Securities Purchase Agreement and the Convertible Note has been paid in full and (b) the exercise of the Laurus Warrant by Laurus.

     The Laurus Stock Option is a freestanding derivative instrument and using the Black-Scholes Method, it had an initial fair value of $6,338,126 at June 30, 2005. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. The Laurus Stock Option unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note, or 36 months. If any of the Laurus Stock Option is exercised during this 36 month period, the derivative liability will be released by the fair value of the options at that date and recorded as additional paid-in capital.


The following assumptions were used in the preparation of the above valuations at inception (June 30, 2005):

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
Expected Term            3 years      20 years      7 years

The Laurus Stock Option has an indefinite term per the Securities Purchase Agreement; however, a 20-year expected term has been assumed in the calculation of its valuation, which we believe reasonably approximates the fair value of the Laurus Stock Option.

Convertible  Note  at  Inception  (June  30,  2005)  -

As a result of these contract provisions, the Convertible Note balance at Inception (June 30, 2005) was adjusted as follows:

Notional balance                                                    $15,000,000
Adjustments:
     Discount relating to ECS Warrant                                  (326,577)
     Discount for derivative liability-Convertible Note
       with Compound Embedded Derivatives                            (1,716,420)
     Discount for derivative liability-Laurus Stock Option           (6,338,126)
     Discount for derivative liability-Laurus Warrant                (3,668,299)
     Discount for deferred loan costs paid to Laurus
          on Convertible Note                                          (575,000)
                                                                     ----------
Subtotal of adjustments                                             (12,624,422)
                                                                     ----------
Convertible Note balance, as adjusted                                 2,375,578
    Less current portion of Convertible Note                         (1,500,000)
                                                                     ----------
Convertible Note balance, net of current portion
    and unamortized discount                                       $    875,578
                                                                     ==========


Convertible  Note  at September  30,  2005  -

The Convertible Note balance on the consolidated balance sheet as of September 30, 2005 comprises the following:

Notional balance of the Convertible Note                            $15,000,000
Adjustments:
     Discount relating to ECS Warrant                                  (300,726)
     Discount for derivative liability-Convertible Note
       with Compound Embedded Derivatives                            (1,562,287)
     Discount for derivative liability-Laurus Stock Option           (5,857,833)
     Discount for derivative liability-Laurus Warrant                (3,355,888)
     Discount for deferred loan costs paid to Laurus
          on Convertible Note                                          (525,347)
                                                                     ----------
Subtotal of adjustment                                              (11,602,081)
                                                                     ----------
Convertible Note balance, as adjusted                                 3,397,919
    Less current portion of Convertible Note                         (2,250,000)
                                                                     ----------
Notes payable, net of current portion
    and unamortized discount                                       $  1,147,919
                                                                     ==========

Notional balance of the Secured Term Note                          $  9,500,000
Adjustments:
     Discount for deferred loan costs paid to Laurus
          on Secured Term Note                                         (337,354)
                                                                     ----------
Notes payable, current portion of Secured Term Note                   9,162,646
Notes payable, current portion of Convertible Note                    2,250,000
                                                                     ----------
Notes payable, current portion as of September 30, 2005            $ 11,412,646
                                                                     ==========

The following assumptions were used in the preparation of the above valuations at September 30, 2005:

Black-Scholes Methodology:
                                       Laurus
                            ECS        Stock        Laurus
Assumptions               Warrant      Option       Warrant
-----------               -------      ------       -------
Dividend yield             0.00%        0.00%         0.00%
Risk-free interest rate    4.18%        4.62%         4.14%
Volatility               100.00%      100.00%       100.00%
Expected Term           2.75 years      20 years    6.75 years


Probability-Weighted Expected Cash Flow Methodology -

Assumptions                  Single Compound Embedded
                             Derivatives  within Convertible Note

Risk - free interest rate                                         4.18%

Prime rate                                                        6.75%
  Increasing .25% each quarter of first year

Timely registration                                              95.00%
  Increasing by 1% monthly up to 99%

Default status                                                    5.00%
  Increasing by 0.1% monthly

Alternative financing available and exercised                    35.00%
  Increasing 2.5% monthly up to 25%

Trading volume, gross monthly dollars                             2.00%
  Monthly increase

Annual growth rate of stock price                                31.80%

Future projected volatility                                     100.00%



Change in unamortized discount of derivative liabilities -

     For the three months ended September 30, 2005, the discount of derivative liabilities changed from $12,049,422 at June 30, 2005 to $11,076,734 at September 30, 2005 which was due to the accretion of $971,272 in unamortized discount to the Convertible Note and a change in the underlying terms of the Laurus Stock Option Agreement of $1,416, which was recorded as interest expense for the quarter ended September 30, 2005.

Change in fair value of derivatives -

     For the three and nine months ended September 30, 2005, the fair value of the Company's derivative liabilities changed as follows:

    Single Compound  Embedded
      Derivatives within Convertible Note                          $    699,861
    Laurus Stock Option                                               1,541,393
    Laurus Warrant                                                      941,257

                                                                     ----------
    Decrease in fair value of derivative
       liabilities (marked-to market)                                 3,182,511

    Decrease in fair value of derivative
      liabilities (Laurus options exercised - Note 6)                 1,653,249

Net decrease in fair value of derivative liabilities                $ 4,835,760
                                                                     ==========

     The net decrease in derivative liabilities (marked-to-market) of $3,182,511 for the three and nine months ended September 30, 2005, has been recorded under other income in the accompanying consolidated statements of operations.

The values of the derivative liabilities relating to the Laurus' Convertible Note, as reflected in our quarterly financial statements, are subject to the changes in the trading value of the New Century's common stock. As a result, our quarterly financial statements may fluctuate quarter to quarter based on factors, such as the trading value of New Century's common stock and the amount of shares converted by Laurus in connection with the Laurus Convertible Note and exercised in connection with the Laurus Warrants and Laurus Stock Options. Consequently, our consolidated financial position and results of operations may vary significantly from quarter to quarter, based on factors other than New Century's revenues and expenses. (See Note 11)

NOTE  6  -  STOCKHOLDERS'  EQUITY

Preferred  stock  -

     The 5,000 shares of Series A convertible preferred stock outstanding became convertible at the option of either the holder or New Century on March 5, 2005 into 1,500,000 shares of common stock. As of September 30, 2005, no shares have been converted. New Century is currently trying to negotiate with the holder of the Series A convertible preferred stock regarding the possible transfer of a portion of the common stock issuable upon conversion of the Series A convertible preferred stock to extinguish the remaining liabilities relating to the purchase of the Vertica shell.

Common  stock  -

     In the first nine months of 2005, New Century issued an aggregate of 1,724,934 shares of restricted common stock to 231 investors, in connection with Offshore Subscription Agreements, in a transaction not registered under the Securities Act of 1933. New Century raised $655,273 after offering costs of $72,808. The shares were issued at an average price of $0.42 per share.

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

     The effect of the Convertible Note in the diluted earnings per share calculation is accounted for under the "if converted" method, whereby the Convertible Note is assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $0.62; and interest expense (see Note 8) related to the Convertible Note is added back to income. No tax effect on interest expense has been applied, as the Company has available net operating loss carryforwards to offset taxable income. The freestanding derivatives of the Convertible Note, namely the Laurus Options, Laurus Warrants, and ECS Warrants, have also been included in the denominator of the diluted earnings per share calculation as "if converted" to common stock. Additionally, the convertible preferred stock has been included in the denominator for diluted earnings per share, and no dividends were paid on such shares.

     For the nine months ended September 30, 2005, the effect of adding back the interest expense on the Convertible Note to net income would cause the diluted earnings per share to be greater than basic earnings per share, or anti-dilutive. Accordingly, diluted earnings per share has been adjusted to equal basic earnings per share for the nine month period.

     The following table sets forth the computation of basic and diluted earnings per common share for 2005. The corresponding three and nine month periods ended September 30, 2004, have been excluded as the Company incurred a net loss in those periods, and therefore potential dilutive securities would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share for 2005:


                                         Three  months  ended     Nine  months ended
                                         September  30,  2005     September  30,2005
Numerator
  Numerator  for  basic  earnings
  per common share-Net income                $  2,659,191            $ 1,443,102

Effect  of  dilutive  securities:
  Interest  expense  on  convertible  note
  and  related  derivative  instruments
  (See note 8)                                  1,491,406                      -
                                                ---------              ---------
Numerator  for  diluted  earnings  per
  common share-Net income                     $ 4,150,597            $ 1,443,102
                                                =========              =========
Denominator
  Denominator  for  basic  earnings
  per  common  share-weighted  average
  common shares                                53,434,977             49,683,017
Effect  of  dilutive  securities
  Laurus convertible note                      24,193,548              8,241,758
  Laurus options                                7,706,208              2,620,949
  Laurus warrants                               7,258,065              2,472,528
  ECS warrants                                    900,000                306,593
  Preferred stock                               1,500,000              1,500,000
                                               ----------             ----------
Dilutive potential common shares               41,557,821             15,141,828
                                               ----------             ----------
Denominator  for  diluted  earnings  per
  common  share-adjusted  weighted
  shares and assumed conversions               94,992,798             64,824,828
                                              ===========             ==========

Basic earnings per common share                    $  .05                 $  .03
                                                    =====                  =====

Diluted earnings per common share                  $  .04                 $  .02
                                                    =====                  =====


NOTE  7 -  OTHER  OIL  AND  GAS  PROPERTIES  -  PRADO  FIELD

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


NOTE  8  -  OTHER  INCOME  (EXPENSE)

      As of September 30, 2005, $364,825 has been released into "Other income" from the liability of $717,540 initially recorded, in connection with the reverse merger with Vertica. The release of the $364,825 into "Other income" is comprised of creditor settlements, expiration of accounts payable regarding a four year statute of limitations, and the settlement agreement with prior Vertica employees regarding disputed back wages. <See Note 6>

Interest expense consist of the following for the three and nine months ended September 30, 2005:


                                                  Three  Months      Nine Months
                                                     ---------         ---------
Interest  paid on notional balance                     318,854           318,854
Accretion  of note discount                          1,078,571         1,078,571
Amortization  of deferred loan costs                    93,981            93,981
                                                     ---------         ---------
Interest  expense  applicable  to
  Laurus  convertible note                           1,491,406         1,491,406
                                                     ---------         ---------
Other  interest expense                                   -               57,827
                                                     ---------         ---------
Total  interest expense                           $  1,491,406      $  1,549,234
                                                     =========         =========


NOTE  9  -  INCOME  TAXES

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

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards at September 30, 2005 and December 31, 2004, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating loss carryforwards.

     Commencing in the third quarter of 2005, and in connection with the Laurus Convertible Note transaction, there are now two additional differences between financial and income tax reporting: change in fair value of derivative liabilities, and amortization of unearned discount on the Convertible Note to (non-cash) interest expense. Both of these items are permanent differences between financial and tax basis reporting. As such, the Company has a net operating loss for Federal income tax purposes for the nine months ended September 30, 2005. For the three months ended September 30, 2005, taxable income generated was more than offset by net operating loss carryforwards from 2004 and additional taxable losses generated in 2005.

NOTE  10  -  PROFORMA  FINANCIAL  INFORMATION

     The  following  unaudited  proforma  financial  information   reflects  New
Century's results of operations as if the two acquisitions of the Lindholm-Hanson Gas Unit and Wells had occurred on January 1, 2004. The pro forma data is based on historical information and does not necessarily represent the actual results that would have occurred nor is it necessarily indicative of future results of operations.

Unaudited condensed consolidated statement of income (loss) for nine months ended September 30, 2005.


                        New Century     L-H Gas Unit      L-H Gas Unit       Pro forma      Pro forma
                        Energy Corp.   1st Acquisition    2nd Acquisition    Adjustment      Combined
                      --------------------------------------------------------------------------------
Revenues                $ 2,656,981     $1,829,673        $2,806,700        $         -    $ 7,293,354
                          =========      =========         =========          =========      =========
Net Income (loss)       $ 1,443,102     $1,318,189        $1,939,240        $(6,864,099)   $(2,163,568)
                          =========      =========         =========          =========      =========
Earnings (loss) per share:
Basic                   $       .03     $      .03        $      .04          $    (.14)   $      (.04)
                                ===            ===               ===                ===            ===
Fully diluted           $       .02     $      .02        $      .03          $    (.14)   $      (.04)
                                ===            ===               ===                ===            ===


The  pro  forma  adjustment  to  the  condensed consolidated statement of income
(loss) above is comprised of the following entries:

Interest expense for the Convertible Note financing
   ($15,000,000 x 8% x   year)                                     $   (900,000)
Interest expense for the Secured Term Note financing
   (9,500,000 x 20% x  year)                                         (1,425,000)
Interest expense paid to Laurus by New Century
    on Convertible Note financing                                       318,854
Additional depletion due to the stepped up basis
   for the acquisition of the L-H Gas Unit                             (846,126)
Interest expense relating to the amortization of
   the discount from derivative liabilities for the
   Convertible Note                                                  (3,097,394)
Interest expense relating to the amortization of
  the deferred loan costs                                              (914,433)
                                                                      ---------
Pro forma adjustment for the unaudited condensed
consolidated statement of income (loss)
for nine months ended September 30, 2005.                           $(6,864,099)
                                                                      =========


     The "As Reported" amounts in the New Century Energy Corp. column above are derived from the accompanying consolidated statements of operations for the nine months ended September 30, 2005, which include the results of operations of the first acquisition of the L-H Gas Unit for the three months ended September 30, 2005, and the second acquisition of the L-H Gas unit for the eleven days ended September 30, 2005.

     The L-H Gas Unit column above are derived from the historical unaudited "carve-out" financial statements of the L-H Gas Unit, which include the results of operations of the first acquisition for the period from January 1, 2005 through June 30, 2005, and the second acquisition for the period from January 1, 2005 through September 18, 2005.


     The  condensed  consolidated  statement of income (loss) for the year ended
December 31, 2004 presented below includes both the first and second acquisitions of the L-H Gas unit.

Unaudited condensed consolidated statement of income (loss) for year ended December 31, 2004.


                        New Century     L-H Gas Unit      L-H Gas Unit      Pro forma      Pro forma
                        Energy Corp.   1st Acquisition    2nd Acquisition    Adjustment     Combined
                      ------------------------------------------------------------------------------
Revenues                $ 2,105,581       $2,207,328      $2,155,851       $         -   $ 6,468,760
                          =========       ==========      ==========        ==========     =========
Net Income (loss)       $(3,991,550)      $1,743,623      $1,677,343       $(9,207,207)  $(9,777,791)
                          =========       ==========      ==========        ==========     =========
Earnings (loss) per share:
Basic                   $      (.11)      $      .05      $      .04       $      (.24)  $      (.26)
                                ===              ===             ===               ===           ===
Fully diluted           $      (.11)      $      .05      $      .04       $      (.24)  $      (.26)
                                ===              ===             ===               ===           ===


The  pro  forma  adjustment  to  the  condensed consolidated statement of income
(loss) above is comprised of the following entries:

Interest expense for the Convertible Note financing
   ($15,000,000 x 8% x 1 year)                                    $  (1,200,000)
Interest expense for the Secured Term Note financing
   (9,500,000 x 20% x 1 year)                                        (1,900,000)
Additional depletion due to the stepped up basis
   for the acquisition of the L-H Gas Unit                             (831,022)
Interest expense relating to the amortization of
   the discount from derivative liabilities for the
   Convertible Note                                                  (4,212,161)
Interest expense relating to the amortization of
  the deferred loan costs                                            (1,064,024)
                                                                      ---------
Pro forma adjustment for the unaudited condensed
consolidated statement of income (loss)
for the year ended December 31, 2004     .                          $(9,207,207)
                                                                      =========


     The "As Reported" amounts above are derived from the historical unaudited "carve-out" financial statements of the L-H Gas Unit, which include the results of the operations of the first and second acquisition for the year ended December 31, 2004.


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

     Mr. Nehme filed suit against us on October 21, 2005, claiming (a) $15,000 owed in connection with monies loaned to us, (b) $113,733.42 in connection with accrued wages, (c) $1,458 in 401(k) payments that Mr. Nehme claims he is due, and (d) the loss of the value of the shares of our stock which he owns as a result of our reverse stock split effected in September 2004, as described under the section entitled "Description of Business." Mr. Nehme is also seeking, pre-judgment interest, attorney's fees, and interest on the judgment, if any until paid. Items (a), (b) and (c) have been accrued in the accompanying consolidated balance sheet.

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

Note 12 - MAJOR PURCHASERS

     During the three and nine months ended September 30, 2005 New Century's operated properties had a purchaser who individually accounted for 100% of crude oil sales and a separate purchaser who individually accounted for 100% of sales of natural gas products. During the three and nine months ended September 30, 2005, New Century's non-operated properties had one purchaser who individually accounted for 100% of sales of all natural gas production.

NOTE 13 EMPLOYMENT AGREEMENT

     Effective September 1, 2005, New Century entered into an Employment Agreement with Edward R. DeStefano, who serves as Chief Executive Officer and President. The Employment Agreement has a three year term effective from September 1, 2005 to August 31, 2008, and is renewable upon its expiration.


NOTE 14 - SUBSEQUENT EVENT

     On November 1, 2005, New Century entered into a Purchase and Sale Agreement with an individual to purchase an additional 1.75% working interest and a 1.3125% net revenue interest in the L-H Gas Unit (the "Third Acquisition"), for consideration of $1,890,000. The closing date is scheduled for January 3, 2006, with an effective date of the acquisition set at October 1, 2005. New Century paid the seller an initial deposit of $189,000 on November 2, 2005, with the balance of the purchase price to be paid at closing. Assuming New Century is able to close the Third Acquisition, its total ownership of the L-H Gas Unit will represent a 15.2% working interest and a 12.2140% net revenue interest.

     On November 4, 2005, New Century and Laurus executed an Amended Agreement, whereby the grace period for the registration statement being declared effective by the SEC has been extended to December 12, 2005.

     On December 14, 2005, New Century and Laurus executed a Second Amended Agreement effective December 12,2005 whereby the grace period for the registration statement being declared effective by the SEC has been extended to January 31, 2005. Subsequent to September 30, 2005, the Company was in technical default of certain covenants within the Securities Purchase Agreement, including lack of timely filing of certain reports required to be filed with the SEC pursuant to the Exchange Act and effectiveness of its associated registration statement within 120 days of Closing. The Company obtained a waiver for these defaults through the Amended Agreement dated November 4, 2005 and the Second Amended Agreement dated December 14, 2005. As such, no amount has been accrued for liquidated damages, default payment or additionally interest in New Century's accompanying consolidated balance sheet as of September 30, 2005

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

     On March 10, 2005, the Company entered into an agreement with its wholly owned subsidiary, ERC Solutions, Inc. ("ERC"), whose Chief Executive Officer is William Mason, the Company's former Chief Executive Officer, pursuant to which ERC agreed to assume all liabilities of the Company which the Company had at the time of the closing of the Exchange, and any other liabilities which are incurred by the Company in connection with the business of ERC. While this agreement is currently in effect, the Company has been in negotiations with William Mason in connection with a settlement agreement, whereby the Company may assume some or all of the Company's pre-Exchange liabilities.

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

     Pursuant to the terms of the Settlement Agreement, we issued two hundred and fifty thousand (250,000) restricted shares of our Common Stock to Core Concepts in return for Core Concepts, Novak and Gray agreeing to release and forever discharge us, our current and former agents, attorney's, officers, directors, servants, representatives, successors, employees and assigns from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, or state and/or federal securities regulations arising from the Dispute, as well as any other potential claims. We also granted Core Concepts Piggyback Registration Rights in connection with the Settlement.

     In July 2005, we entered into settlement agreements with three of four of our former directors we had received correspondence from in February 2005, which correspondence had alleged that we owed those former directors approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans and interest. In consideration for us issuing those three individuals an aggregate of 58,000 restricted shares of our Common Stock, those three individuals agreed to acquit, release and forever discharge us, our principals, directors, officers, shareholders, employees, agents, representatives, successors, insurers and attorneys from any all claims, remedies, demands, debts, liens, causes of action or liabilities. We have not entered into any settlements or releases with the remaining former director and employee, Hans Nehme, as of the date of this filing and we and Mr. Nehme are currently involved in litigation (as described in more detail under "Legal Proceedings," below).

EMPLOYMENT AGREEMENT

     Effective September 1, 2005, we entered into an Employment Agreement with Edward R. DeStefano, who serves as our Chief Executive Officer and President. The Employment Agreement has a term of three year effective from September 1, 2005 to August 31, 2008, and is renewable upon its expiration. Under the Executive Employment Agreement, Mr. DeStefano shall receive a different "Yearly Salary" depending on the year which Mr. DeStefano is employed (see Mr. DeStefano's Employment Agreement, filed as Exhibit 10.19 to this Report for more details regarding the terms of Mr. DeStefano's employment).

     Under the Executive Employment Agreement, we agreed to indemnify and hold harmless Mr. DeStefano, his nominees and/or assigns against any and all losses, claims, damages, obligations, penalties, judgments, awards, liabilities, costs, expenses and disbursements (incurred in any and all actions, suits, proceedings and investigations in respect thereof and any and all legal and other costs, expenses and disbursements in giving testimony or furnishing documents in response to a subpoena or otherwise), including without limitation, the costs, expenses and disbursements, as and when incurred, of investigating, preparing or defending any such action, suit, proceeding or investigation that is in any way related to his employment with us (whether or not in connection with any action in which he is a party). Such indemnification does not apply to acts performed by Mr. DeStefano, which are criminal in nature or a violation of law. We also agreed that he shall not have any liability (whether direct or indirect, in contract or tort, or otherwise) to us, for, or in connection with, the engagement of Mr. DeStefano under the Executive Employment Agreement, except to the extent that any such liability resulted primarily and directly from his gross negligence and willful misconduct.

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

                        FUNDING AND RELATED ACQUISITIONS

PURCHASE  AND  SALE  AGREEMENT

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

SECURITIES  PURCHASE  AGREEMENT

     On June 30, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus" and the "Closing"), whereby we sold a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000)(the "Note"), which is convertible into an aggregate of 24,193,548 shares of our Common Stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of Common Stock at $0.80 per share (the "Warrant"); issued an option to Laurus to purchase up to 10,222,784 shares of our Common Stock (representing 20% of our outstanding Common Stock on a fully-diluted basis [prior to the issuance of shares in connection with the Purchase and Sale Agreement]), for $0.001 per share (as amended)(the "Option"); and entered into a Master Security Agreement, Registration Rights Agreement, Stock Pledge Agreement and Funds Escrow Agreement with Laurus and Century Resources, Inc., our wholly owned subsidiary, entered into a Subsidiary Guaranty with Laurus. The Note, the Warrant, the Option, the Master Security Agreement, the Registration Rights Agreement, the Subsidiary Guaranty, the Stock Pledge Agreement, the Funds Escrow Agreement and all other documents, instruments and agreements entered into in connection with the Closing, shall be referred to as the "Related Agreements."

     In connection with the Closing, we agreed to pay Laurus Capital Management, L.L.C., the manager of Laurus, a fee equal to 3.50% of the aggregate principal amount of the Note, totaling $525,000, and agreed to pay Energy Capital
Solutions, LP $599,000, and granted Energy Capital Solutions, LP 900,000 warrants exercisable at $0.80 per share, with piggyback registration rights in connection with a finders agreement.

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

SUBSIDIARY  GUARANTY  AGREEMENT  AND  COLLATERAL  ASSIGNMENT  AGREEMENT

     Century Resources, Inc., our wholly owned subsidiary, entered into a Subsidiary Guaranty Agreement at the Closing with Laurus on June 30, 2005, whereby it agreed to guaranty the prompt payment of all amounts, when due, owed to Laurus under the Note and in connection with the Closing. We also entered into a Collateral Assignment Agreement at the Closing, whereby we agreed to assign and to grant a security interest to Laurus in all of our rights and benefits under the Purchase and Sale Agreement. Additionally, at the time of the Closing, we entered into a Master Security Agreement with Laurus, whereby we agreed to grant Laurus a continuing security interest in all of our assets, including without limitation, cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we now own or at any time in the future may acquire right, title or interest to.

SECURED  CONVERTIBLE  NOTE

     In connection with the Securities Purchase Agreement, we issued Laurus a three year Secured Convertible Note in the amount of $15,000,000, which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 9%, with the prime rate at 7% as of November 18, 2005, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note shall be payable monthly, in arrears, commencing on September 1, 2005 (each monthly date being a "Determination Date"). Additionally, if the Registration Statement covering the shares which the Note and Warrant are convertible into has been declared effective and our Common Stock has traded at least 25% above the "Fixed Conversion Rate," which is currently $0.62 and which is subject to adjustment as described below, for the five trading days immediately preceding a Determination Date, then the Contract Rate shall be reduced by 1%, and shall be reduced by 1% for each incremental 25% increase in the market price of our Common Stock above the then applicable Fixed Conversion Rate (for example, if our Common Stock has traded at $0.93 for the five trading days preceding a Determination Date, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our Common Stock traded above the Fixed Conversion Rate), but, in no event shall the Contract Rate at any time be less than 0%.

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

OPTION  AGREEMENT

     At the Closing, and in connection with the Securities Purchase Agreement, we granted Laurus an option which vested immediately to purchase up to 10,222,784 shares of our Common Stock at an aggregate exercise price of approximately $10,222.78 (with a per share exercise price of $0.001). Laurus agreed under the Option not to sell any shares of Common Stock issuable upon exercise of the Option until: (a) payment in full of all of our obligations and liabilities to Laurus under the Securities Purchase Agreement, and (b) the exercise of the Warrant by Laurus; provided; however that Laurus may sell all or any portion of the Common Stock issuable upon the Option following an event of default (as defined in the Note, and described under the section titled "Secured Convertible Note," above), or with 75 days notice to us of their intent to convert and hold more than 9.99% of our outstanding Common Stock. On the day of the Closing, June 30, 2005, Laurus exercised a portion of the Option and received 3,675,000 shares of our Common Stock for an aggregate of $3,675, leaving an option to purchase 6,547,784 shares of our Common Stock for $6,547.78.

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

REGISTRATION  RIGHTS  AGREEMENT

     We gave Laurus registration rights to the shares issuable to Laurus in connection with the Note, Warrant and Option, pursuant to a Registration Rights Agreement. The Registration Rights Agreement provided for us to file a Registration Statement with the Securities and Exchange Commission within 30 days of the Closing; however, we were able to obtain a one week extension from Laurus, and as a result, the filing of our Registration Statement past the 30 day deadline did not cause an event of default to occur. Additionally, under the Registration Rights Agreement, we agreed to give our best efforts to obtain effectiveness of our Registration Statement within 120 days of the Closing. If we do not obtain effectiveness of this Registration Statement within 120 days of the Closing; such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of the Registration Statement; or our Common Stock is not listed or quoted, or is suspended from trading for a period of three days, which we have been unable to cure within 30 days of notice thereof, we agreed to pay Laurus, as liquidated damages, an amount equal to 1.5% per day that such event listed above exceeds the time period given. As a result of the First Amendment and Second Amendment agreements with Laurus, described below, the date by which we had to obtain effectiveness of our Registration Statement by under the Registration Rights Agreement was extended to January 31, 2006.

FUNDS  ESCROW  AGREEMENT

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

     7) $ 555,772.32 to Black Rock Energy Capital (for payment in full for all of our then outstanding obligations).

      =======================
     TOTAL:  $  15,000,000.00

FIRST  AMENDMENT  TO  THE  NOTE,  WARRANT  AND  OPTION

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

PURCHASE  AND  SALE  AGREEMENT  DATED  SEPTEMBER  2,  2005

     Effective September 2, 2005, we entered into a Purchase and Sale Agreement with Pat Baker, D/B/A Baker Exploration Company; The Sebastian Revocable Trust; George R. Smith Revocable Trust; and George Smith Family Limited Partnership, D/B/A GSTX Limited Partnership, collectively the "September Sellers." Pursuant to this Purchase and Sale Agreement, we agreed to purchase certain interests in leases that have been pooled into the Lindholm-Hanson Gas Unit together with interests in certain contiguous leases, for an aggregate of $8,750,000. The interests to be purchased total a 7.25 percent working interest and a 5.4375 percent net revenue interest in the leases.

     We closed the purchase on September 19, 2005, with funds obtained through the sale of a Secured Term Note to Laurus (as described below under "September
19,  2005  Closing  with  Laurus,"  the  "Purchase  and  Sale  Closing").

     The effective date of the sale of the September Sellers' interests is July 1, 2005. At the Purchase and Sale Closing, the September Sellers paid us the aggregate amount of the proceeds actually received by September Sellers and attributable to production during the period between the Effective Date and the Purchase and Sale Closing (the "Adjustment Period") of (i) the proceeds from the sale of oil, gas and hydrocarbons net of gathering processing and transportation costs, and all production, severance, sales or excise and similar taxes not reimbursed to September Sellers by the purchaser of production, and (ii) other proceeds earned with respect to the purchased leases during the Adjustment Period. Additionally, the September Sellers paid us an amount equal to all costs attributable to the ownership and operation of the purchased leases which are paid by the September Sellers and incurred at or after the Effective Date and agreed to pay us all ad valorem taxes prorated to the September Sellers and assumed by us.

     Additionally, under the Purchase and Sale Agreement, we agreed to assume all duties and obligations of the September Sellers, express and implied, with respect to the purchased interests, including those arising under any lease, contract, agreement, document, permit, applicable law, statute or rule, regulation, or order of any governmental authority and defend, indemnify and hold the September Sellers harmless from and pay or reimburse the September Sellers for any and all claims in connection with the duties and obligations of the September Sellers in connection with the ownership of the interests, before or after the Effective Date, except (a) to the extent any such claim has been asserted against the September Sellers prior to the Effective Date, (b) as set forth in the Purchase and Sale Agreement, or (c) any claim is expressly assumed by the September Sellers.

     We also agreed to defend, indemnify and hold the September Sellers harmless from and pay or reimburse the September Sellers for any and all claims for damage to the environment, environmental cleanup, remediation or compliance, or for any other relief, arising directly or indirectly from or incident to the use, occupation, operation, maintenance or abandonment of any of the interests, or condition of the interests, whether latent or patent, including without limitation, contamination of the property or premises with Naturally Occurring Radioactive Materials (NORM), whether such claim was caused by the September Sellers' negligence or strict liability, whether in law or equity; excluding the September Sellers, the September Sellers' agents, employees or contracts gross negligence or willful misconduct.

     The Purchase and Sale Agreement called for certain assets to be excluded from the sale of the leases including:

     A) All minute books, tax returns, partnership documents of the September Sellers and their business records not related to the purchased interests;

     B) All records that were (i) proprietary in nature, (ii) covered by the attorney-client privilege or work product doctrine, (iii) not readily severable from the September Sellers' general records, or (iv) required by applicable law to be retained by the September Sellers;

     C) All rights and claims arising, occurring, or exiting in the September Sellers prior to the Effective Date including, but not limited to, any and all contract rights, claims penalties, receivables, revenues, recoupment rights, rights or reimbursement, audit rights, recovery rights (excepting gas imbalances), accounting adjustments, mispayments, erroneous payments or other claims of any nature relating solely to any time period prior to the Effective Date; and

     D) Any claims, rights and interests to the September Sellers or any of the September Sellers' affiliates in and to any refunds of taxes or fees of any nature whatsoever which relate solely to and arise out of the period prior to the Effective Date.

     We obtained the $8,750,000 in funding required for the purchase of the interests covered by the Purchase and Sale Agreement through the sale of a Secured Term Note to Laurus, as described below under "September 19, 2005
Closing  with  Laurus."

SEPTEMBER  19,  2005,  CLOSING  WITH  LAURUS

     On September 19, 2005, we entered into a Securities Purchase Agreement with Laurus, pursuant to which we sold Laurus a Secured Term Note in the amount of $9,500,000 (the "Term Note"). We also entered into a Reaffirmation and Ratification Agreement and an Escrow Agreement with Laurus in connection with the September 19, 2005 Securities Purchase Agreement and Term Note. The Term Note bears interest at the rate of twenty percent (20%) per year, based on a 360 day year and is payable monthly in arrears, with the first interest payment due on November 1, 2005. The Term Note is due six (6) months from the date of issuance, or March 19, 2006. We will incur no penalties if we choose to repay the Term Note at any time prior to March 19, 2006.

     Events of default under the Term Note include our failure to pay any interest or principal under the Term Note when due; our breach of any covenant in the Term Note, if not cured within fifteen days after the occurrence thereof; our breach of any representation or warranty made in connection with the Term Note or the September 19, 2005 Securities Purchase Agreement; our default under any other agreement relating to any indebtedness or contingent obligation of us beyond any grace period; any change or the occurrence of any event which could reasonably be expected to have a material adverse effect on our business, assets, liabilities, condition (financial or otherwise), properties, operations or prospects; if we enter bankruptcy; if a judgment is attached or levied against us in excess of $100,000 in the aggregate; if we admit in writing our inability to pay our debts as they become due or cease operations of our present business; a change in control of the company; the indictment or threatened indictment of us or any of our executive officers under any criminal statute, commencement or threatened commencement of criminal or civil proceedings against the company or any executive, pursuant to which statute or proceeding penalties or remedies sought or available include forfeiture of any of our property; or if an event of default as defined under any of the June 30, 2005 Closing documents (as described above under "Secured Convertible Note," occurs.) If an event of default under the Term Note occurs, Laurus can require us to pay 130% of the total amount of the Term Note and any accrued and unpaid interest.

     In connection with the sale of the Term Note, we agreed to pay Laurus Capital Management, L.L.C., the manager of Laurus, a closing payment equal to four percent (4.00%) of the principal amount of the Note, or $380,000.

     In connection with the September 19, 2005 closing, we and Century Resources, Inc., entered into a Reaffirmation and Ratification Agreement with Laurus, whereby we agreed to ratify and confirm the terms of the original
Closing documents and Related Documents, the September 19, 2005 closing documents; the events of default under the June and September 2005 closing documents; the grants of security interests to Laurus in connection with the June and September 2005 closings; and we agreed to release Laurus, and Laurus' employees, agents, representatives, consultants, attorney's, fiduciaries, officers, directors, partners, predecessors, successors and assigns, from any and all actions and cause of actions, judgments, executions, suits, debts, claims, demands, liabilities, obligations, damages and expenses of any and every character, known or unknown, direct and/or indirect, at law or in equity, or whatsoever kind or nature, for or because of any matter or things done, omitted or suffered to be done by any of the above, prior to and including the date of execution of the Reaffirmation and Ratification Agreement, the June 2005 agreements and the September 2005 agreements.

     In connection with the Term Note, we entered into three Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Productions with Laurus (the "Mortgage"), whereby we agreed to grant Eugene Grin, as trustee for Laurus ("Trustee") a security interest on the items described below, to secure the June 2005 Note (as described above under "Convertible Term Note"); the Term Note; payment and performance of any and all present and future obligations; and sums advances as expenses or costs included on behalf of us any and all additional debts, obligations and liabilities of every kind and character existing in connection with the Term Note or the June 2005 Note.

     We provided a security interest to the Trustee in connection with the sale of the Term Note to Laurus on the following items:

     o our oil and gas leases; certain properties described in the Mortgage;
     o all rights, titles, interests and estates now owned or hereafter acquired by us in any and all properties now or thereafter pooled or unitized with any interests and all presently existing or future operating agreements and unitization, communitization and pooling agreements and the units operated thereby;
     o all presently existing and future agreements entered into between us and any third party which provide for the acquisition of the properties or interests specifically described in the Mortgage;
     o    all oil and gas; all accounts and contract rights;
     o all personal property and fixtures affixed or situated upon any property covered by the Mortgage;
     o all drilling reports, logs, orders, agreements or contracts, seismic data, memoranda and other information in our possession;
     o our rights and security interests held by us to secure the obligation of the first purchaser to pay the purchase price of the oil and gas;
     o all surface leases, rights-of-way, franchises, easements, servitudes, licenses, privileges; and any tenements and appurtenances; and
     o    all and any rights of nature.

     Upon the occurrence of an event of default under the Securities Purchase Agreement entered into in June 2005 or any other agreement entered into in connection with such Securities Purchase Agreement (as described above under "Convertible Term Note"), the Securities Purchase Agreement entered into in connection with the Term Note (described above under "September 19, 2005 Closing with Laurus"); or the Mortgage itself, Laurus may direct the Trustee to:

     (a) exercise all of the rights, remedies, powers and privileges of Laurus with respect to the Mortgage;
     (b) execute and deliver any person designated by Laurus, appropriate powers of attorney to act for an on behalf of Laurus in connection with the Mortgage;
     (c) exercise any and all other rights or remedies granted to Laurus pursuant to the provisions of the June 2005 Note or Related agreements, or the September 19, 2005 Securities Purchase Agreement or Term Note;
     (d)  perform or attempt to perform any covenant under the Mortgage;
     (e) Laurus, may at its option, without notice, demand, presentment, notice of intent to accelerate or of acceleration, or notice of protest, declare the entire unpaid balance of the amount indebtedness owed to Laurus or any part thereof, immediately due and payable, and the liens granted pursuant to the Mortgage shall then be subject to foreclosure; and
     (f) upon the occurrence of an event of default, the Mortgage may be foreclosed as to the items covered in the Mortgage or any part thereof, in any manner permitted by law.

     We also entered into a Funds Escrow Agreement with Laurus in connection with the September 19, 2005 closing with Laurus, whereby we agreed to appoint

Loeb & Loeb, LLP an escrow agent in connection with the September 19, 2005 closing, and authorized Loeb & Loeb, LLP to make the following payments in connection with a Funds Disbursement Letter on September 19, 2005:

     1)  $   152,500  to  us;

     2)  $   380,000  to  Laurus  Capital Management, LLC (for management fees);

     3)  $    15,000  to  Loeb  &  Loeb,  LLP  (for  legal  fees);

     4)  $     2,500  to  Loeb  &  Loeb,  LLP  (for  escrow  agent  fee);

     5)  $ 8,750,000  to  the  September  Sellers;  and

     6)  $   200,000  to  Energy  Capital  Solutions,  LLC (for finder's fees).

      ==================================================

   TOTAL:  $  9,500,000

                                SUBSEQUENT EVENTS

NOVEMBER  2005  PURCHASE  AND  SALE  AGREEMENT

     On November 1, 2005, we entered into a Purchase and Sale Agreement ("November 2005 Purchase and Sale Agreement") with Mr. Gerald W. Green, the "Seller." Pursuant to the November 2005 Purchase and Sale Agreement, we agreed to purchase certain interests in and to certain oil and gas leases which are located within and adjacent to the Lindholm-Hanson Gas Unit in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas (the "Unit"), for $1,890,000, which we intend to fund from our current cash flows and operations. The interests purchased total a 1.75% working interest and a 1.3125% net revenue interest in the leases (the "November 2005 Interest"). Assuming we are able to close the purchase of the November 2005 Interest, our total ownership of interests within the Lindholm-Hanson Gas Unit will total a 15.20% working interest and a 12.2140% net revenue interest and our total ownership of the Lindholm fee #1 well, which is outside of the Unit includes a 12.10% working interest and an 8.9820% net revenue interest.

     The effective date of the sale of the Seller's November 2005 Interest is October 1, 2005 (the "November 2005 Purchase and Sale Effective Date"). The closing date for the purchase was November 22, 2005, but was subsequently extended to January 3, 2006, through an Amendment to Purchase and Sale Agreement dated November 2, 2005 (the "November 2005 Purchase and Sale Amendment" and the "November 2005 Purchase and Sale Closing"). The November 2005 Purchase and Sale Amendment also provided that we would equally share the net revenue of the November 2005 Interest with the Seller for the month of October 2005; provided that we would wire Seller a deposit in the amount of 10% of the purchase price of the November 2005 Interest, which deposit is refundable to us only in the event that Seller does not have clear title to the November 2005 Interest at the time of closing; that we will be responsible for all Approval for Expenditures ("AFE") on the new proposed Lindholm-Hanson #9 well, which is planned to spud within thirty days of the November 2005 Purchase and Sale Amendment; that any monies paid by Seller in connection with the #9 well prior to October 1, 2005, will be repaid to Seller by us; that we will be responsible for all AFE charges from the date of the November 2005 Purchase and Sale Amendment for the workover on the #4 well; and that Seller shall be refunded for all unused and prepaid expenses with U.S. Enercorp, Ltd. for drilling the #11 and Fee #1 wells.

     At the November 2005 Purchase and Sale Closing, the Seller shall pay us the aggregate amount of the proceeds actually received by Seller and attributable to production during the period between the November 2005 Purchase and Sale Effective Date and the November 2005 Purchase and Sale Closing (the "November 2005 Adjustment Period") of (i)the proceeds from the sale of oil, gas and hydrocarbons net of gathering processing and transportation costs, and any production, severance, sales or excise and similar taxes not reimbursed to Seller by the purchaser of production, and (ii)other proceeds earned with respect to the purchased leases during the November 2005 Adjustment Period. Additionally, Seller shall pay us all ad valorem taxes prorated to Seller and assumed by us and an amount equal to all costs attributable to the ownership and operation of the purchased leases which are paid by Seller and incurred at or after the November 2005 Purchase and Sale Effective Date.

     Additionally, under the November 2005 Purchase and Sale Agreement, we agreed to assume all duties and obligations of the Seller, express and implied, with respect to the purchased November 2005 Interest, including those arising under any lease, contract, agreement, document, permit, applicable law, statute or rule, regulation, or order of any governmental authority and defend, indemnify and hold Seller harmless from and pay or reimburse Seller for any and all claims in connection with the duties and obligations of Seller in connection with the ownership of the November 2005 Interest, before or after the November 2005 Purchase and Sale Effective Date, except (a) to the extent any such claim has been asserted against Seller prior to the November 2005 Purchase and Sale Effective Date, (b) as set forth in the November 2005 Purchase and Sale
Agreement,  or  (c)  any  claim  that  is  expressly  assumed  by  Seller.

     We also agreed to defend, indemnify and hold Seller harmless from and pay or reimburse Seller for any and all claims for damage to the environment, environmental cleanup, remediation or compliance, or for any other relief, arising directly or indirectly from or incident to the use, occupation, operation, maintenance or abandonment of any of the November 2005 Interest, or condition of the November 2005 Interest, whether latent or patent, including without limitation, contamination of the property or premises with Naturally Occurring Radioactive Materials ("NORM"), whether such claim was caused by Seller's negligence or strict liability, whether in law or equity, excluding Seller, Seller's agents, employees or contracts gross negligence or willful misconduct.

     The November 2005 Purchase and Sale Agreement called for certain assets to be excluded from the sale of the leases including:

     A) All minute books, tax returns, partnership documents of Seller and their business records not related to the purchased interests;

     B) All records that were (i) proprietary in nature, (ii) covered by the attorney-client privilege or work product doctrine, (iii) not readily severable from Seller's general records, or (iv) required by applicable law to be retained by Seller;

     C) All rights and claims arising, occurring, or existing in Seller prior to the November 2005 Purchase and Sale Effective Date including, but not limited to, any and all contract rights, claims penalties, receivables, revenues, recoupment rights, rights of reimbursement, audit rights, recovery rights (excepting gas imbalances), accounting adjustments, mispayments, erroneous payments or other claims of any nature relating solely to any time period prior to the November 2005 Purchase and Sale Effective Date; and

     D) Any claims, rights and interests of Seller or any of Seller's affiliates in and to any refunds of taxes or fees of any nature whatsoever which relate solely to and arise out of the period prior to the November 2005 Purchase and Sale Effective Date.

     All  production  of  oil,  gas  and  other  minerals from the November 2005
Interest prior to the November 2005 Purchase and Sale Effective Date and all proceeds from the sale of such production remained the property of the Seller under the November 2005 Purchase and Sale Agreement. All such production upon and after the November 2005 Purchase and Sale Effective Date and all proceeds from the sale thereof (other than the one-half the net revenue interest from the November 2005 Interest granted to Seller pursuant to the November 2005 Purchase and Sale Amendment) will be our property. We assumed all rights and/or liabilities of Seller arising from any gas imbalances affecting the November 2005 Interest as of the November 2005 Purchase and Sale Effective Date and thereafter.

     We paid Seller the $189,000 for the 10% deposit on the November 2005 Interest on November 2, 2005 and will pay the additional $1,701,000 at the November 2005 Purchase and Sale Closing.

SECOND AMENDMENT AGREEMENT WITH LAURUS

     On December 14, 2005, we entered into a Second Amendment Agreement (the "Second Amendment"), with Laurus which amended certain provisions to the Registration Rights Agreement entered into between us and Laurus on June 30, 2005; the June 30, 2005 Securities Purchase Agreement between us and Laurus (the "June 2005 SPA"); and the September 19, 2005 Securities Purchase Agreement between us and Laurus (the "September 2005 SPA").

     The Second Amendment amended the date which we are required to obtain effectiveness of our Form SB-2 Registration Statement by, from December 12, 2005 (as was the previous date for us to obtain effectiveness of our Form SB-2 Registration Statement under our First Amendment with Laurus entered into on November 4, 2005, as described above to January 31, 2006 without being in default of the Registration Rights Agreement.

     Additionally, the Second Amendment also revised both the June 2005 SPA and the September 2005 SPA (the "SPA's") to exclude the timely filing of certain of the reports we are required to file with the Commission from the covenants we agreed to under the SPA's. The reports which Laurus agreed under the Second Amendment are no longer required to be filed on a timely basis include:

     (i) This Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 (the "Quarterly Report");

     (ii) The Company's required Report on Form 8-K regarding the Company's default of the June 2005 SPA and the September 2005 SPA, in each case, based upon the Company's failure to file the Quarterly Report referenced in the proceeding clause (i), and the default occurring prior to December 14, 2005 under the Registration Rights Agreement as a result of the Company's failure to obtain effectiveness of its Registration Statement by the then applicable Effectiveness Date as defined in the Registration Rights Agreement, which would have been required to be filed by us but for our entry into the Second Amendment; and

     (iii) The Company's amended Reports on Form 8-K relating to its September 2005 and November 2005 acquisitions in the Lindholm-Hanson Gas Unit, which were required to be filed by the Company in connection with the filing of its audited financial statements and pro forma information regarding such acquisitions. Currently, the Company is late in filing its pro forma information relating to the September 2005 acquisition as was required to be filed as part of its Form 8-K filing made with the Commission on December 5, 2005, but which pro forma information is still being reviewed and revised by the Company. The Company is not currently late in filing its Form 8-K relating to the November 2005 acquisition and does not anticipate being late in such filing.

                                 JOINT VENTURES

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

     The Company expects to acquire additional acreage in 2005 relating to the Exploration Agreement and expects to commence drilling operations on certain of the leases and prospects in the second half of 2005 or first half of 2006, of which there can be no assurance.

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

BROOKSHIRE  DOME  FIELD  AREA:

     The Company has concluded its oil and gas leasing program in Waller County, Texas in the area of the Brookshire Dome Field. The Company has acquired a total of 26 leases in Waller County where ongoing exploration and development drilling is planned. The Company commenced drilling activities on the first well on June 15, 2005 and the well was temporarily plugged and abandoned at a depth of 5,200 feet on June 27, 2005, as no hydrocarbons were encountered in this well bore. The well is currently being evaluated for deepening. An alternative, new shallow test may be proposed on the west side of our acreage to test a shallower potential target. However, seventeen of the original 26 leases taken over this prospect have expired. The Company is evaluating seeking extensions for these leases from the various Lessors. These leases are subject to the provisions of an agreement with Aquatic Cellulose International Corp., which is publicly traded ("Aquatic" and the "Aquatic Agreement"). The Aquatic Agreement was subsequently amended by the First Amendment of Purchase and Sale & Exploration Agreement on March 7, 2005, which had an effective date of January 1, 2005 (the "Amendment"). The Amendment gives Aquatic an exclusive, non-transferable right, but not the obligation to participate with the Company in the first two drilling prospects developed under the Exploration Agreement with Viking in Wharton and Jackson County, Texas, by acquiring up to a 75% interest in these two prospects. Additionally, pursuant to the Amendment, Aquatic, participated as a 50% working interest owner in drilling of the initial test well, the Weido #1 well, on the 25 acre Isaac Holiday tract in the William Cooper Survey in the Brookshire Dome field area, described in more detail above. Additionally, under the original Aquatic Agreement, Aquatic was granted the option to extend its participation for successive one year periods. The Amendment removed this provision and the Aquatic Agreement will now expire on December 31, 2005, without further obligation on the part of the Company or Aquatic, except for those obligations arising from any work in progress. Additionally, the Amendment changed the original Aquatic Agreement to allow the Company to receive shares in Aquatic, instead of the Company's Chief Executive Officer, as was provided under the original Aquatic Agreement, and to reduce the Company's shares in Aquatic from 15% under the original Aquatic Agreement to 7.5% under the Amendment, upon its reorganization and re-capitalization.

     Additionally, under the Aquatic Agreement, Aquatic purchased a 20% working interest and 16% net revenue interest in the Hamill Lease in the South Sargent Field, described below, effective March 1, 2004.

     Upon the successful completion of any new wells which the Company decides to drill in 2005, of which there can be no assurance, the Company hopes to purchase surface production equipment, down hole pumps and any other necessary equipment to produce and market the oil and gas produced. The Company will also be seeking new acquisitions of proven producing oil and gas reserves in 2005 and 2006.

                             OIL AND GAS PROPERTIES

OPERATED  PROPERTIES:

     The Company operates primarily in Texas and operates under the name of Century Resources, Inc., a wholly owned subsidiary of the Company. Our Railroad Commission of Texas Operator number is 141835. Of the properties we operate, our working interest ranges from 80% in the Sargent South Field, to 100% in the San Miguel Creek and Tenna Fields.

NON-OPERATED  PROPERTIES:

     As of September 30, 2005, the Company owns a 13.450% non-operated working interest in the Wishbone Field in McMullen County, Texas, which is operated by U.S. Enercorp, LTD, headquartered in San Antonio, Texas.

PRADO  FIELD  LEASES,  JIM  HOGG  COUNTY,  TEXAS.

     In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston Texas ("JMI"). There are currently 4 active wells on this lease and 20 inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from the Company.

DEVELOPMENTS  IN  THE  PRADO  FIELD  DURING  2005

     On April 26, 2005, the Company entered into a Development Agreement relating to the Prado Field interests with Strong Petroleum Group, Inc. (a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's Prado field interests ("Development Agreement"). The Development Agreement had an effective date of April 1, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Aquatic Cellulose International ("Aquatic"). Strong will pay all of the initial work program expenditures while providing the Company and Aquatic a 12.5% carried working interest. The scope of the "Work Program" shall, at a minimum, include the following activities: Strong will conduct a comprehensive study in the Prado Field and perform workovers as needed or in lieu of working over wells, Strong may, at its election, substitute the drilling of new wells(s), or the workover of other wells in adjacent acreage later acquired from the Kenedy Memorial Foundation of Corpus Christi, Texas and/or re-enter wells that are presently shut-in or plugged and abandoned. These alternative operations shall be pursued as necessary in combination with other workovers until the Work Program required expenditure of $2,000,000 is met, and Strong will drill, test and complete, if commercially viable, a minimum of two (2) new wells to a true vertical depth ("TVD") not to exceed 5,500 feet.

     Strong shall be entitled to receive a Partial Assignment of the interests purchased from JMI Energy, Inc., if Strong completes the Work Program before December 31, 2005, expends no less than two million dollars ($2,000,000) in accordance with the terms of the Work Program, does not breach the Development Agreement, and has no outstanding debt which would or could support a lien on the Prado Field interests. The Company is currently negotiating with Strong to grant Strong a 90 day extension beyond Dec. 31, 2005, for Strong to complete the work program. A formal extension agreement is anticipated to be executed during the fourth quarter.

     If Strong is not entitled to the assignment, Strong's rights will terminate with respect to any and all producing wells associated with the Prado Field, effective December 31, 2005; unless extended beyond December 31, 2005. Strong shall cease to be operator and shall cooperate in returning operations, including all documents thereto received or generated in that capacity to the Company; Strong shall execute a release of rights indicating that it does not own or claim any interest in the Prado Field; and all right title and interest in all equipment theretofore installed on the Prado Field lease shall become the property of the Company.

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

SOUTH  SARGENT  FIELD-  MATAGORDA  COUNTY.  TEXAS

     The Company acquired 100% of the working interest in the South Sargent Field from Calpine Natural Gas (NYSE) and its partner ("Calpine") in January 2004. The South Sargent Field is located in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres.

     At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345' sand. One of the original producing wells acquired from Calpine, the Hamill #19 ceased flowing gas after producing 615 MMCF of gas from the original completion at 3,917', in May 2004. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. The Hamill #19 is currently shut-in, while the well and seismic data are being further evaluated for possible recompletion in existing casing or possible deepening outside of the casing. At present, there are four (4) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #14 and Hamill #17., with daily production in excess of approximately 1,900 MCF of gas per day, (MCFGPD) however, the Company can give no assurances that the wells will continue to produce at this rate, if at all.

     A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, and the final interpretation work will be completed in the fourth quarter of 2005. New drilling locations have been identified on this lease for drilling in 2006. The 3-D interpretation process will be an ongoing process, with results from any new wells being integrated and used to update our current interpretation.

     During January 2005, work over operations were commenced on the Hamill #17 well which had been shut-in since 2001, by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4230 feet; and is currently producing gas at the rate of 300 MCF per day on a 8/64" choke with a flowing tubing pressure of 700 pounds per square inch ("psi"). Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, if/when the current completion at 4,230 feet depletes.

     During June 2005, work over operations commenced on the Hamill #14 well, which had been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet and tests were run in the well to evaluate potential productive sands in this well. In July 2005 , the Hamill #14 was recompleted in a sand at 4,209 feet at the rate of 250 MCF of gas per day on a 8/64" choke with flowing tubing pressure of 1000 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, when the current completion at 4,209 feet depletes. This well is currently producing at the rate of 300 MCF per day on a 8/64" choke with a flowing tubing pressure of 700 pounds per square inch ("psi").

     During July 2005, work over operations commenced on the Hamill #10 well after the well ceased producing gas earlier in the month. Remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 3,515 feet but encountered collapsed casing at this depth. The bottom section of the well bore was plugged off and tests were run in the well to evaluate potential productive sands in this well above 3,515 feet. In August 2005, the Hamill #10 was recompleted in a stray sand at 3,032 feet at the rate of approximately 100 MCF of gas per day on a 8/6 inch choke with flowing tubing pressure of 800 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #10 well for future recompletions attempts, when the current completion at 3,032 feet depletes. This well is currently producing at the rate of 340 MCF per day on a 7/64" choke with a flowing tubing pressure of 1300 pounds per square inch ("psi").

       During August 2005 work over operations commenced on the Hamill #2 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. The well is currently producing at the rate of 950 MCF per day on a 7/64" choke with a flowing tubing pressure of 1900 pounds per square inch ("psi").

       We have commenced work over operations on the Hamill #11 well bore in October 2005, and a work over rig is presently on location.

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

TENNA  (HILLJE  SAND)  FIELD-  WHARTON  COUNTY,  TEXAS

     The Company acquired 100% of the working interest in three (3) wells in the Tenna field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet. A newer 3-D seismic survey has been shot over the field and the surrounding area and we are in discussions to acquire a portion of the survey to reprocess and interpret, of which there can be no assurance. There are mapped attic oil locations on our leases and we anticipate drilling new well location(s) in 2006, of which there can be no assurance.

          OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY
                      DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON  OF  AVERAGE  SALES  PRICES  OF  OIL  AND  GAS  SOLD  BY  THE COMPANY
FOR  THE  LAST  THREE  MONTHS  ENDED  September  30,  2005  AND  September  30,
2004.

                                       September 30, 2005  September 30, 2004
                                       ------------------  ------------------

AVERAGE SALE PRICE OF OIL                    $60.10             $41.59
  (PER BBL.)
AVERAGE SALE PRICE OF GAS                     $7.55              $5.11


      8/8THS GROSS OIL AND GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE MONTHS ENDED September 30, 2005 AND September 30, 2004.

                                       September 30, 2005  September 30, 2004
                                       ------------------  ------------------

ALL PRODUCING PROPERTIES-OIL IN BARRELS        5,783               6,738

ALL PRODUCING PROPERTIES-GAS IN MCF           38,645              99,141

   The above table relates to the Company's interests in the South Sargent Field in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres.


8/8THS GROSS OIL AND GAS PRODUCTION FROM COMPANY NON-OPERATED PROPERTIES FOR THE
       LAST THREE MONTHS ENDED September 30, 2005 AND September 30, 2004.

                                       September 30, 2005  September 30, 2004
                                       ------------------  ------------------

ALL PRODUCING PROPERTIES-OIL IN BARRELS            0                  0

ALL PRODUCING PROPERTIES-GAS IN MCF        2,365,238          1,576,727

     The above table relates to the Company's interest in the Wishbone Field in McMullen County, Texas as of September 30, 2005. As of the date of this Report, the Company has a 13.45% working interest and a 10.9015% net revenue interest.

OIL  AND  GAS  ACREAGE

     In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's acreage position at September 30, 2005:


                               Developed                Undeveloped
                      --------------------------  ------------------------
                           GROSS         NET        GROSS            NET
Jackson County, Tx             0           0          265            265

Jim Hogg County, Tx        1,280         640            0              0

Matagorda County, Tx       3,645       2,916            0              0

McMullen County, Tx          960         335            0              0

Waller County, Tx              0           0           25             13

Wharton County, Tx           100         100            0              0
                      ------------- ------------ ------------ ----------
Total                      5,985       3,991          290            278
                      ============= ============ ============ ===========

     The Company's net undeveloped acreage which is subject to expiration over the next three years is approximately 20 % in 2005, 100 % in 2006 and 0 % in 2007.

PRODUCTIVE WELLS

     The following table sets forth our gross and net productive oil and natural gas wells at September 30, 2005:


                         Producing  Oil  Wells     Producing  Gas  Wells
                          Gross         Net          Gross       Net
                      ------------- ------------  ----------- -----------
Jim Hogg County, Tx         2            1             0           0

Matagorda County, Tx        0            0             4         3.2

McMullen County, Tx         7            7             9         1.21

Waller County, Tx           0            0             0           0

Wharton County, Tx          2            2             0           0

    TOTAL                  11           10            13         4.41
                      =======      =======      ========     ========


  DRILLING  ACTIVITY:

     The following table sets forth the results of our drilling activities over the Third quarter of 2005:


                              Oil  Wells                 Gas  Wells
                          Gross          Net         Gross         Net
                       ------------ ------------- ----------- -----------
Exploratory Wells:         0             .0             3         .403
                      ------------ ------------- ----------- -----------


SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the quarter ended September 30, 2005, we had two purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties: Flint Hills Resources purchased 100% of our crude oil production on a month to month competitive contract basis. Harvest Pipeline Company ("Harvest Pipeline") purchased 100% of our natural gas production.

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

                               PLAN OF OPERATIONS

OPERATED PROPERTIES:

     As of September 30, 2005, we estimated that our daily deliverability was approximately 600 Mcf of gas per day, and 80 Bpd of crude oil on Company operated properties due to subsequent work-overs in Sargent South, as of November 1, 2005, our daily gas deliverability increased to 1,900 MCF of gas per day. We plan to continue our recompletion and drilling program on our owned and operated properties and undeveloped acreage throughout 2005 and beyond.

     During the Third quarter of 2005, we continued interpretation of our 3-D seismic data base in Matagorda County, Texas. We received results of our first reprocessed seismic data in January 2005 and completed the first phase of our structural and stratigraphic interpretation in June 2005. We believe that the reprocessed 3-D seismic data allows us to better locate and optimize the structural placement of our new drilling locations.

     While it is extremely difficult to accurately forecast future production, we do believe that our recompletion and drilling program in Matagorda County will provide long-term production growth potential and will be an important source of our reserve growth for the foreseeable future.

NON-OPERATED PROPERTIES:

     On June 30, 2005, we closed the acquisition of the various non-operated working, term royalty and overriding royalty interests in the Wishbone Field in McMullen County, Texas, with an effective date for ownership of April 1, 2005. On September 19, 2005, we closed the acquisition of additional various non-operated working interests in the Wishbone Field in McMullen County, Texas, with an effective date for ownership of July 1, 2005.

     As of September 30, 2005, we estimate that daily gas deliverability from Wishbone Field was approximately 42 MMCF of gas per day to the 8/8 ths interest, with net production to the company's working interest (13.45%) of approximately
5.65  MMCF  of  gas  per  day.

     We believe this was a significant acquisition for us as we added considerable natural gas reserves, which we believe will increase our cash flow significantly. As of October 1, 2005, our third party engineers have attributed over 7.78 billion cubic feet of net proved gas reserves to us, with approximately $56 million of undiscounted future net income attributed to our interests. The acquisition of the Wishbone interest increased our proved gas reserves by over 800% from a total of 1 billion cubic feet of gas to a total of over 8.7 billion cubic feet of gas.

     We currently have development plans in the Wishbone Field to drill additional new well locations to exploit proven, probable and possible gas reserves. In July 2005, drilling operations commenced on the Lindolm-Hanson Gas Unit #10 well, which reached total depth on July 21, 2005 and commenced production on August 15, 2005. In August 2005, drilling operations commenced on the Lindholm-Hanson Gas Unit #11 well, which commenced production on September 17, 2005. In September 2005, drilling operations commenced on the Lindholm Fee #1 well, which commenced production on October 10, 2005. The Operator has proposed drilling additional wells on this acreage in 2005 and the Lindholm-Hanson Gas Unit #9 spudded in November 2005 which reached total depth on December 6, 2005 and commenced production on December 15, 2005. In addition to these recent wells there is the possibility of two additional new locations to be drilled in 2006.

COMPARISON  OF  OPERATIONS  RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

Revenues-

     Revenues for the three months ended September 30, 2005 were $1,844,734 as compared to revenues of $505,238 for the three months ended September 30, 2004. This is a 265% increase in revenues from the same period in 2004, and was due in part to increases in revenue due to the Company's acquisition of interests in the Lindolm-Hanson Gas Unit (as described above) during the three month period ended September 30, 2005, and increases in the sales value of oil and gas from the three month period ended September 30, 2004 to the three month period ended September 30, 2005.

     Revenues for the nine months ended September 30, 2005 were $2,656,981, representing an increase of $1,016,338 or 62% as compared to revenues of $1,640,643 for the nine months ended September 30, 2004. The increase in revenues was due to the Company's acquisition of interests in Lindolm-Hanson Gas Unit (as described above) during the three month period ended September 30, 2005, and increases in the sales value of oil and gas from the three month period ended September 30, 2004 to the three month period ended September 30, 2005.

Operating  Expenses-

     Total operating expenses for the three months ended September 30, 2005 were $963,733 as compared to total operating expenses for the three months ended September 30, 2004 of $1,187,097 which is a decrease of $223,363 or 19% in total operating expenses from the three months ended September 30, 2004.

     Total operating expenses for the nine months ended September 30, 2005 were $3,002,554 as compared to total operating expenses for the nine months ended September 30, 2004 of $1,723,262 which is an increase of $1,279,292 or 74% over total operating expenses for the nine months ended September 30, 2004. The large increase is principally attributed to an increase in general and administrative expenses of $1,798,282, as well as an increase in depreciation, depletion and amortization of $313,135. The increase in general and administrative expenses was mainly attributable to increases in costs associated with our consultants and shares of common stock issued to consultants in connection with services rendered; and increased legal and accounting fees in connection with the Company's public filing requirements associated with the Exchange (described above).

Operating Income (Loss)

     Operating income increased $1,562,860 or 229% from an operating loss of $681,859 for the three months ended September 30, 2004 to operating income of $881,001 for the three months ended September 30, 2005.

     Operating income decreased $262,954 or 318% from an operating loss of $82,619 for the nine months ended September 30, 2004 to an operating loss of $345,573 for the nine months ended September 30, 2005.

Other Income (Expense)-

     As of September 30, 2005, $364,825 has been released into "Other income" from the liability of $717,540 initially recorded on September 30, 2004 in connection with the reverse merger with Vertica. The release of the $364,825 into "Other income" was comprised of creditor settlements, expiration of accounts payable regarding a four year statute of limitations, and the settlement agreement with prior Vertica employees regarding disputed back wages.

     For the three months ended September 30, 2005, the company recorded interest expense in the amount of $1,491,406 which relates to the amortization of loan costs for the Laurus financing, interest paid to Laurus for the convertible note, and the accretion of the discount on the derivative assets and liabilities. This compares with interest expense on notes payable of $65,119 for the three months ended September 30, 2004.

     For the nine months ended September 30, 2005, the company recorded interest expense in the amount of $1,549,233 which relates to the amortization of loan costs for the Laurus financing, interest paid to Laurus for the convertible note, and the accretion of the discount on the derivative assets and liabilities. This compares with interest expense on notes payable of $198,839 for the nine months ended September 30, 2004.

     A change in the fair value of the derivative liabilities was recorded for the consolidated statement of operations for the three months ended September 30, 2005, in the amount of $3,182,511. The Company used a share price of $.48, which was the closing price of the common stock on September 30, 2005, as one of its primary assumptions in the valuation of its derivative liabilities. The Company did not have any derivative liabilities in 2004.

Income  taxes-

     No provision for income taxes was recorded for the three and nine months ended September 30, 2005 because we believe net operating loss carryforwards from 2004 and taxable losses for the nine months ended and 2005 more than offset taxable income. For the three and nine months ended September 30, 2004, no tax benefit was recorded as a 100% valuation allowance was recorded against the deferred tax asset. Commencing in the third quarter of 2005, and in connection with the Laurus Convertible Note transaction, there are now two addditional differences between financial and income tax reporting: change in fairvalue of derivative liabilities, and amortization of unearned discount on the Convertible Note to (non-cash) interest expense. Both of these items are permanent differences between the financial and tax basis reporting. As such, the Company has a net operating loss for Federal income tax purposes for the nine months ended September 30, 2005. For the three months ended September 30, 2005, taxable income generated was more than offset by net operating loss carryforwards from 2004 and additional taxable losses generated in 2005.

Net  Income  (Loss)

     Net income was $2,659,191 for the three months ended September 30, 2005, an increase of $3,406,169 or 456% over a net loss of $746,978 for the three months ended September 30, 2004. Net income was $1,443,102 for the nine months ended September 30, 2005, an increase of $1,724,560 or 613% over a net loss of $281,458 for the nine months ended September 30, 2004. The Company generated net income for the three and nine months ended September 30, 2005, primarily as a result of the gain on derivative liabilities. This was offset by non-cash interest expense and non cash consulting expenses during the same period.


 LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2005, we had total current assets of $5,223,750. The current assets are comprised of $2,547,196 in cash, $2,230,673 in accounts receivable, $58,358 in inventory and $387,523 in other assets. Subsequent to September 30, 2005, on November 2, 2005, we paid $189,000 for the 10% deposit on the November 2005 Interest (as described above under "Description of Business") and plan to pay the additional $1,701,000 in consideration for the November 2005 Interest upon closing, on or before January 3, 2006.

     As of September 30, 2005, we had net oil and gas properties of $22,577,338. Accumulated depletion, depreciation, amortization and impairment totaled $1,324,575 as of September 30, 2005. Total assets as of September 30, 2005 were $28,551,383.

     We had total current liabilities in the amount of $19,867,575 as of September 30, 2005. The current liabilities are comprised $11,412,645 of current portion of notes payable, $581,305 in accounts payable, $322,860 in liabilities related to the purchase of the Vertica shell, $647,235 of accrued liabilities, $17,869 of advances from investors, $2,727,042 of Laurus warrants, $3,142,058 of Laurus Options, and $1,016,560 of the Single Compound Embedded Derivatives.

     We  have  the  following  long-term  liabilities  as of September 30, 2005:
long-term portion of notes Payable of $1,147,919, and asset retirement obligation of $351,317. We had total liabilities of September 30, 2005 of $21,36,811.

     As of September 30, 2005, we had negative working capital of $14,643,825. The Company believes that it will be able to refinance the notes payable prior to maturity; however, there is no assurance that it will be successful in refinancing the notes payable on terms acceptable to the Company.

     We had a decrease in net cash provided by operating activities in the amount of $9,953 for the nine months ended September 30, 2005 compared to the same period in 2004. Net cash provided by operating activities represented non-cash income and expenses including $3,182,511 of change in fair values of derivatives with the Convertible Note and $1,078,571 of accretion of discount on debt to interest expense, and a non-cash consulting expense of $1,602,500 related to stock issued for services.

     We had net cash used in investing activities in the amount of $20,854,524 for the nine months ended September 30, 2005. The main items attributing to net cash used in investing activities were the $19,135,577 used to purchase ownership interests in the Lindholm-Hanson Gas Unit, as described above, and $1,427,924 of capital expenditures on our oil and gas properties.

     We had net cash provided by financing activities of $22,577,634 for the nine months ended September 30, 2005, which was primarily attributable to the $24,500,000 in proceeds we received from Laurus Master Fund, Ltd., as described in greater detail below.

                                RECENT FINANCING

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

     We subsequently used $11,000,000 of the money raised in connection with the sale of the Note to purchase certain working interests, overriding royalty interests, and term royalty interests from various sellers, which together entitle us to a 6.2% working interest and a 5.464% net revenue interest in production from the Lindholm-Hanson Gas Unit and certain other licenses in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas (the "Assets"), pursuant to a Purchase and Sale Agreement which the sellers were sent payment in connection with on June 30, 2005. In addition to the $11,000,000 purchase price, we also issued the 17 sellers of the Wishbone interest an aggregate of 1,320,000 restricted shares of our Common Stock in consideration for the sale of the Assets.

     Additionally, we used $555,772.32 of the $15,000,000 raised in connection with the sale of the Note to pay off amounts we owed to Black Rock Energy Capital, LP ("Black Rock") in connection with non-recourse financing previously loaned to us by Black Rock. As a result of these payments, we currently owe no amounts to Black Rock as of the filing of this Report. We also paid approximately $1,161,675 in closing fees and payments to our finder in connection with the Closing, which leaves us approximately $2,286,227 in cash from the sale of the Note and exercise of a portion of the Option, as of the filing of this Report, which we plan to use for our planned drilling operations and working capital.

     On September 19, 2005, we entered into a Securities Purchase Agreement with Laurus, whereby Laurus purchased a $9,500,000 Secured Term Note from us (the "Term Note"). The Term Note is due on March 19, 2006 and bears interest at the rate of 20% per year, with the first interest payment due on November 1, 2005 (the Term Note is described in greater detail under "September 19, 2005 Closing with Laurus," above). We immediately used $8,750,000 of the money received in connection with the Term Note to purchase the interest described above under "Purchase and Sale Agreement Dated September 2, 2005," and approximately $597,500 in closing costs and finders fees, which leaves us approximately $152,500 from the Term Note as of the date of this Report.

                     EVENTS SUBSEQUENT TO SEPTEMBER 30, 2005

     On November 1, 2005, we, entered into a Purchase and Sale Agreement, whereby we agreed to purchase certain interests in certain oil and gas leases which are located within and adjacent to the Lindholm-Hanson Gas Unit in the Wishbone Field in McMullen County, Texas, for $1,890,000, which we intend to fund from our current cash flows and operations. The interests purchased total a 1.75% working interest and a 1.3125% net revenue interest in the leases. The closing date for the purchase was originally, November 22, 2005, but was subsequently extended to January 3, 2006, through an Amendment to Purchase and Sale Agreement dated November 2, 2005.

     We paid seller $189,000 as a deposit on the Purchase and Sale Agreement on November 2, 2005 and must pay the remaining $1,701,000 at the closing, on or before January 3, 2006.

     At this time, no additional financing has been secured other than the $15,000,000 raised in connection with the Securities Purchase Agreement, the $3,675 received in connection with the exercise of a portion of the Option for 3,675,000 shares of our Common Stock of which amount, approximately $2,286,227 remains, and the sale of a Secured Term Note on September 19, 2005, to Laurus (described in greater detail above under "September 19, 2005, Closing with Laurus"), in the amount of $9,500,000 of which approximately $152,500 remains. We have no commitments from officers, directors or affiliates to provide funding, other than the option Laurus has to invest up to an additional $15 million, which option expires March 20, 2006.

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

     We believe we can continue our planned oil and gas operations and pay the $1,701,000 remaining due on the November 2005 acquisition with the amount remaining from the sale of the Note and Term Note and our current cash flows in connection with the sale of oil and gas for approximately five years, assuming that our level of oil and gas production remains constant or expands and that the prices of oil and gas remain constant or increase, and we are able to pay Laurus the monies owed under the Note and Term Note or Laurus converts the money owed under the Note into shares of our Common Stock. However, we may choose to purchase additional properties in the future, expand our oil and gas operations and/or may find substantially less oil and gas on our properties than we expect, which could force us to raise additional financing and/or scale back or curtail our business operations.

                        RISKS RELATING TO OUR OPERATIONS

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN AND DRILL, RECOMPLETE AND STUDY ADDITIONAL WELLS, WHICH FINANCING, IF WE ARE UNABLE TO
RAISE  MAY  FORCE  US  TO  SCALE  BACK  OR  ABANDON  OUR  BUSINESS  PLAN.

     We raised approximately $1,122,901 from the sale of our Common Stock under an exemption provided by Regulation S of the Securities Act of 1933 in 2004 and 2005 and recently raised $15,000,000 from the sale of a $15,000,000 Secured Convertible Term Note to Laurus Master Fund, Ltd. and $3,675 from Laurus' exercise of a portion of the Option. On September 19, 2005, we sold Laurus a separate Secured Term Note in the amount of $9,500,000, of which approximately $8,750,000 was immediately used to purchase additional interests in the Wishbone field (as described in greater detail below under "Description of Business"). After purchasing the Wishbone field interests described under "Description of Business," and other costs associated with the closing of the Note and the subsequent Secured Term Note, as of September 30, 2005, we had approximately $2,547,196 of cash on hand. On November 1, 2005, we entered into a Purchase and Sale Agreement to purchase certain interests in and outside of the
Lindolm-Hanson Gas Unit, at a cost of $1,890,000, of which $189,000 has been paid to the seller as of this filing. As a result of the Note, the Secured Term Note and the November 1, 2005 acquisition, we owe approximately $26,201,100 to Laurus (not including any accrued and unpaid interest) and the seller of the interests.

     We believe that approximately $2,547,196 of cash on hand as of September 30, 2005, and the revenues which we expect to generate from the sale of oil and gas will allow us to pay our outstanding liabilities and continue our business operations for approximately two years. However, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we give any assurances that if found that the oil and/or gas will be commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, the monies remaining from the sale of the Note and Term
Note and the amount of money we receive from the sale of oil and gas may be spent by us substantially faster than the two years which we currently estimate such monies will last. As such, we may need to raise additional capital much sooner than the two year estimate which our management currently feels is reasonable. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can give no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

     In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note ("Note"), which bears interest at the rate of 9% per year (as of November 18, 2005), which is subject to adjustment as described below under "Description of Business," and which is due and payable on June 30, 2008, and which $250,000 of principal is payable on the first day of each month beginning on January 1, 2006 and ending on June 30, 2008, at which time the remaining principal amount, of approximately $7,500,000 is due and payable. Additionally, on September 19, 2005, we sold
Laurus a separate Secured Term Note (the "Term Note") in the amount of $9,500,000, of which approximately $8,750,000 was immediately used to purchase additional interests in the Wishbone field (as described in greater detail below under "Description of Business"). The Term Note bears interest at the rate of twenty percent (20%) per year, based on a 360 day year and is payable monthly in arrears. We paid the first interest payment on November 1, 2005. The Term Note is due six (6) months from the date of issuance, or March 19, 2006. While, we do have sufficient cash on hand to pay the January 1, 2006 payment of $250,000 of principal on the Note, and have made our required payment of interest on the Term Note, there can be no assurance that we will continue to have enough money to pay any principal or interest on the Note and Term Note when due, and we do not have funds available to repay the full $15,000,000 remaining on the Note and/or the $9,500,000 remaining on the Term Note as of the filing of this Report. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal, which we may not have sufficient funds to pay, and conversions) when due, and/or the interest on or the principal amount of the Term Note when due, we will be in default and Laurus may take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities"). As a result, we will need to raise or otherwise generate approximately $15,000,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our Common Stock) by June 30, 2008 and $9,500,000 to repay the Term Note (not including any interest which is accruing) by March 19, 2006. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE RELY HEAVILY ON EDWARD R. DESTEFANO, OUR SOLE OFFICER AND DIRECTOR, AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

     Our success depends upon the personal efforts and abilities of Edward R. DeStefano, our sole Director and our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. DeStefano and our ability to attract qualified contractors on an as-needed basis. We face continued competition for such contractors. We do have an employment contract with Mr. DeStefano which is effective for three years ending on September 1, 2008; however, we do not currently have any key man insurance on Mr. DeStefano. Mr. DeStefano is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. DeStefano and/or attract and retain such contractors in the future and/or that he will not terminate his employment agreement with us. The loss of Mr. DeStefano and/or our inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on our business and operations.

EDWARD R. DESTEFANO OWNS APPROXIMATELY 68.7% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

     Edward R. DeStefano, our sole director and sole executive officer, holds 37,500,000 shares of our Common Stock, representing approximately 68.7% of the outstanding shares of our Common Stock prior to our Form SB-2 offering (and which will represent approximately 35.5% of our outstanding Common Stock assuming the sale of all of the shares issued upon conversion of Laurus' Note and the exercise of Laurus' Warrant and Option, provided that Laurus may not convert the Note, or exercise the Warrant or Options if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock. This restriction, however, does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by Laurus, as Mr. DeStefano will likely continue to be our largest shareholder. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors you should take into account the fact that any vote of shares purchased through will have limited effect on the outcome of corporate decisions.

WE MAY FACE POTENTIAL LIABILITIES IN CONNECTION WITH MONIES OWED TO OUR FORMER EMPLOYEES, INCLUDING BACK WAGES AND LOAN AMOUNTS, WHICH MAY CAUSE US TO EXPEND RESOURCES IN LITIGATION OR SETTLEMENT NEGOTIATIONS.

     In February 2005, we received correspondence from four (4) of our former employees, which alleged that we owed them approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans. In July 2005, we entered into a Settlement, Release and Indemnification Agreement with three (3) of these individuals, whereby those three individuals agreed to release us from any and all claims in return for an aggregate of 58,000 shares of our restricted common stock. Although three of the four individuals have settled with us, there is still one individual whose claims are still outstanding, and who is currently in litigation with us. Our wholly-owned subsidiary, ERC Solutions, Inc., which we have agreed to spin-off into a separate, stand alone entity, has assumed these liabilities; however, we can make no assurances that we will not be held liable for these amounts to our former director and employee in the future. Additionally, we and our employees, including our Chief Executive Officer, may be forced to spend resources and time on the defense of this claim. If we are held liable for amounts which the former director and employee have alleged are due, or our Chief Executive Officer is forced to expend substantial amounts of his effort and time in defending this claim, it could, although it is not likely to, have a materially adverse effect on our business operations.

WE ARE CURRENTLY IN A DISPUTE WITH OUR FORMER CHIEF EXECUTIVE OFFICER, WILLIAM MASON REGARDING THE REVERSE MERGER TRANSACTION AND THE CONVERSION OF MR. MASON'S SHARES OF CONVERTIBLE PREFERRED STOCK.

     On September 30, 2004, our current Chief Executive Officer, Edward R. DeStefano entered into an Agreement and Plan of Reorganization with us and our former Chief Executive Officer, William Mason, whereby we acquired 100% of the issued and outstanding common stock of Century Resources, Inc., which was at that time solely owned by Mr. DeStefano ("Century"), and Mr. Mason resigned as our Chief Executive Officer, pursuant to which Century became our wholly-owned subsidiary (the "Exchange"), which is described below in greater detail under "Description of Business."Prior to the Exchange, Mr. Mason represented to Mr. DeStefano that we would have no liabilities at the time of the Exchange, when in fact we had more than $1,200,000 in liabilities, and could have other liabilities which we are not currently aware of. Subsequently, Mr. Mason, as Chief Executive Officer of our wholly owned subsidiary, ERC Solutions, Inc. ("ERC"), entered into an agreement with us, whereby ERC agreed to assume these outstanding liabilities and has discussed canceling a portion of these shares in connection with his failure to cause us to have no in liabilities at the time of the Exchange. Additionally, Mr. Mason has contacted us regarding the conversion of his 5,000 shares of Series A Convertible Preferred Stock into 1,500,000 shares of our common stock. In the event that Mr. Mason or ERC does not assume the debt still on our books attributable to our former pre-Exchange operations, these amounts will affect our financial condition. We anticipate settling our dispute with Mr. Mason shortly after the filing of this report by issuing Mr. Mason 1,100,000 shares of our Common Stock in exchange for the conversion of his 5,000 shares of Series A Convertible Preferred Stock. Additionally, in the event that Mr. Mason converts his 5,000 shares of Series A Convertible Preferred Stock into 1,100,000 shares of Common Stock in connection with a settlement, it will dilute our then current shareholders and any sale of such shares could decrease the market value of our common stock.

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

WE ARE CURRENTLY IN ONGOING DISCUSSIONS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING COMMENTS TO OUR PREVIOUSLY FILED UNAUDITED QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005.

     In connection with the filing and subsequent Securities and Exchange Commission (the "Commission") review of our Form SB-2 Registration Statement (which we are currently in the process of filing an amendment of), the Commission reviewed our audited financial statements for the year ended December 31, 2004 and the unaudited financial statements for the quarters ended March 31, 2005 and June 30, 2005. In connection with such review and ongoing conversations with the Commission, we restated both our audited annual financial statements and March 31, 2005 unaudited quarterly financial statements. Additionally, concurrent with this filing, we have filed a Form 10-QSB/A for the three and six months ended June 30, 2005, which restated our financial statements for the quarter ended June 30, 2005. As such, the financial statements included in this Report, may need to be amended subsequent to the filing of this Report based on the Commission's review of our amended and restated annual and quarterly financial information. Consequently, the Company can make no assurances that the financial disclosures included in this Quarterly Report will not change and/or that the Company will not be forced to file a subsequent amendment to this Quarterly Report. Any changes to our financials could result in us increasing our outstanding liabilities, decreasing our assets or results of operations, among other things, which could result in the value of our Common Stock decreasing in the marketplace.

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

     Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. In the short-term our production on a barrel of oil equivalent (BOE) is weighted towards natural gas and over the long term we believe that natural gas prices are likely to affect us more than oil prices because as of September 30, 2005 (on a BOE using 6 MCF equals 1 barrel of oil), more than approximately 90% of our current proved reserves were gas. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

OUR FINANCIAL STATEMENTS, INCLUDING OUR QUARTERLY LIABILITIES AND STATEMENT OF OPERATIONS ARE SUBJECT TO QUARTER BY QUARTER CHANGES IN OUR DERIVATIVE ACCOUNTING OF THE LAURUS NOTE, WARRANT, OPTION, AND SINGLE COMPOUND EMBEDDED DERIVATIVES.

     The value of the liabilities relating to the Laurus' Note, Warrant, Option and single compound embedded derivatives in our quarterly financial statements, as well as the net fair value of the Laurus Note, Warrant, Option, and single compound embedded derivatives in our Statement of Operations, are subject to the changes in the trading value of the Company's securities. As a result, our quarterly financial statements and results of operations may fluctuate quarter to quarter based on factors, such as the trading value of the Company's common stock and the amount of shares converted by Laurus in connection with the Note and exercised in connection with the Warrant and Option. Consequently, our liabilities and statement of operations may vary quarter to quarter, based on factors other than the Company's revenues and expenses.

                   RISKS RELATING TO THE COMPANY'S SECURITIES

A DEFAULT BY US UNDER THE SECURED CONVERTIBLE TERM NOTE, COMMON STOCK PURCHASE WARRANT, OPTION, OR THE SECURED TERM NOTE WOULD ENABLE LAURUS MASTER FUND, LTD., TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

     The Convertible Secured Term Note, Common Stock Purchase Warrant and Option, as well as the Secured Term Note entered into on September 19, 2005 are secured by Laurus Master Funds, Ltd. by a continuing security interest in all of our assets, including without limitation, cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we own or at any time in the future may acquire right, title or interest to. As a result, if we default under any provision of the Note, Warrant, Option or Term Note, or fail to pay any amounts due to Laurus, Laurus may take control of substantially all of our assets. If this were to happen, we could be left with no revenue producing assets, and the value of our Common Stock could become worthless.

     Additionally, under the Stock Pledge Agreement between Laurus and us, we pledged all of the outstanding stock of our wholly owned subsidiary, Century Resources, Inc. ("Century"), as collateral for the Securities Purchase Agreement and Note. As a result, if we default under any provision of the Note, Warrant, Option, Term Note or any other agreement entered into in connection with the Closing, Laurus may take control of Century. If this were to happen, it could force us to abandon or curtail our business plan, and could result in our securities becoming worthless.

WE MAY BE REQUIRED TO PAY PENALTIES TO LAURUS MASTER FUND, LTD. UNDER THE REGISTRATION RIGHTS AGREEMENT, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF THE MONEY WE HAVE PREVIOUSLY RAISED.

     We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Note, Warrant and Option, pursuant to a Registration Rights Agreement, and such shares are being registered pursuant to an SB-2 Registration Statement. We originally agreed to give our best efforts to obtain effectiveness of this Registration Statement by October 28, 2005 (120 days from the date of the closing of the Securities Purchase Agreement), which date was extended to December 12, 2005, pursuant to an Amendment Agreement entered into with Laurus on November 4, 2005 and to January 31, 2006, pursuant to a Second Amendment Agreement entered into with Laurus on December 14, 2005. If we do not obtain effectiveness of our SB-2 Registration Statement by the amended date, or such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of the Registration Statement, or our Common Stock is not listed or quoted, or is suspended from trading for a period of three days from the OTC Bulletin Board, which we have been unable to cure within 30 days of notice thereof, we will be forced to pay Laurus, as liquidated damages, an amount equal to 1.5% per day that such event listed above exceeds the time period given. As a result, if we fail to obtain effectiveness of our SB-2 Registration Statement by January 31, 2006, or our Common Stock ceases to trade on the OTC Bulletin Board, we will be forced to pay substantial penalties to Laurus, which would cause us to spend a substantial amount of the money raised in connection with the sale of the Note and Term Note, and could force us to abandon or scale back our current planned operations.

THE NOTE, WARRANT AND OPTION CONTAIN PROVISIONS WHEREBY LAURUS MASTER FUND, LTD. MAY HOLD MORE THAN 9.99% OF OUR COMMON STOCK, PROVIDED THEY PROVIDE US SEVENTY-FIVE (75) DAYS NOTICE OR AN EVENT OF DEFAULT OCCURS.

     Although Laurus may not convert its Note and/or exercise its Warrant and/or Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock, the Note, Warrant and Option also contain provisions which provide for the 9.99% limit to be waived provided that Laurus provides us with 75 days notice of its intent to hold more than 9.99% of our Common Stock or if there is an event of default (as defined under the Note, Warrant and/or Option). As a result, if we receive 75 days notice from Laurus and/or an event of default occurs and this Registration Statement is declared effective, Laurus may fully exercise the Option and Warrant and fully convert the Note, and become the beneficial owner of up to approximately 45% of our then outstanding Common Stock. If that were to happen, Laurus would have significant control over us, including the election of Directors and ability to cause or prevent a change in control and/or our business operations. If Laurus were to take control over approximately 45% of our outstanding Common Stock, it could force us to change our business focus, sell all or substantially all of our assets, or abandon our business plan. Any such event, if it were to occur would likely cause the value of our Common Stock to decline, and could lead to our Common Stock becoming worthless.

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


THE ISSUANCE AND SALE OF COMMON STOCK IN CONNECTION WITH THE SECURED CONVERTIBLE TERM NOTE, COMMON STOCK PURCHASE WARRANT AND OPTION MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of December 16, 2005, we had 54,610,612 shares of Common Stock issued and outstanding. We are registering 54,921,171 shares of Common Stock pursuant to our Form SB-2 Registration Statement, which consists of 36,290,322 shares representing 150% of the shares which Laurus Master Fund, Ltd.'s Secured Convertible Term Note is convertible into at the current conversion price of $0.62 per share; 10,222,784 shares underlying Laurus' Option, which is exercisable at a cost of $0.001 per share (of which a portion of our Option was exercised to purchase 3,675,000 shares of our Common Stock for an aggregate consideration of $3,675); 7,258,065 shares underlying Laurus' Common Stock Purchase Warrant and 900,000 shares underlying Energy Capital Solutions, LP's warrants to purchase 900,000 shares of our Common Stock, which are both exercisable at $0.80 per share; and 250,000 shares of our Common Stock which are held by Core Concepts, LLC. Although Laurus may not convert its Note and/or exercise its Warrant and/or Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock (unless Laurus gives us 75 days notice and/or an event of default occurs), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. As a result, as sequential conversions and sales take place, the price of our Common Stock may decline to the detriment of the investors in this Offering. All of the shares issuable upon conversion of the Note, Warrant and Option, may be sold without restriction once our Registration Statement is declared effective. We are currently in ongoing discussions with the SEC regarding comments they had to our Registration Statement. The sale of these shares may adversely affect the market price of our Common Stock.

THE ISSUANCE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTE, OPTION AND COMMON STOCK PURCHASE WARRANT WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

     The issuance of Common Stock upon conversion of the Secured Convertible Note ("Note"), Common Stock Purchase Warrant ("Warrant") and Option will result in immediate and substantial dilution to the interests of other stockholders since Laurus Master Fund, Ltd., may ultimately receive and sell the full amount issuable on conversion and/or exercise of the Note, Warrant and Option. Although Laurus may not convert its Note and/or exercise its Warrant and/or Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock (unless Laurus gives us 75 days notice and/or an event of default occurs), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. In this way, Laurus could sell more than this limit while never actually holding more shares than this limit prohibits. If Laurus chooses to do this, it will cause substantial dilution to our Common Stock, and could cause the value of our Common Stock to decline precipitously.

                       RISKS RELATING TO OUR COMMON STOCK

WE HAVE NOT PAID ANY CASH DIVIDENDS IN THE PAST AND HAVE NO PLANS TO ISSUE CASH DIVIDENDS IN THE FUTURE, WHICH COULD CAUSE THE VALUE OF OUR COMMON STOCK TO HAVE A LOWER VALUE THAN OTHER SIMILAR COMPANIES WHICH DO PAY CASH DIVIDENDS.

     We have not paid any cash dividends on our Common Stock to date and do not anticipate any cash dividends being paid to holders of our Common Stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our Common Stock could be less desirable to other investors and as a result, the value of our Common Stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

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

IF WE CONTINUE TO BE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

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

CONTROLS  AND  PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. As disclosed in previous filings, due to certain restatements of our December 31, 2004, March 31, 2005 and June 30, 2005 consolidated financial statements, the Company has added a certified public accountant to its staff as well as additional outside certified public accountants to assist management with certain accounting issues. There were no other significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

     On August 26, 2005, we received correspondence from an attorney on behalf of our former Chief Executive Officer and Director, William Mason regarding his intention to convert his 5,000 shares of Series A Convertible Preferred Stock into 1,500,000 shares of our common stock. As of the filing of this report, such shares have not been converted and we have discussed with Mr. Mason on numerous occasions and Mr. Mason has verbally agreed to cancel a portion of these shares in consideration for the fact that in contradiction of Mr. Masons oral assertions and provisions in the Agreement and Plan of Reorganization in connection with the Exchange (described in further detail under Description of Business), we had and continue to have liabilities on our books from our pre-Exchange business operations. We believe that Mr. Mason owed us fiduciary obligations as a Director and officer of us, but we can provide no assurance that we will not have any liability to Mr. Mason in connection with the above transactions. We have made a proposal to Mr. Mason, based on our discussions with him regarding the conversion and cancellation of a portion of his shares, however we have not come to any definitive agreement as of the date of this filing. We are currently in negotiations with Mr. Mason to settle this matter, with an aggregate of 1,100,000 shares being issued to Mr. Mason in connection with the conversion of his 5,000 shares of Series A Convertible Preferred Stock, which we anticipate settling shortly after the filing of this report.

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

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

     Prior to our entry into the Second Amendment, we were in default of the Registration Rights Agreement, due to the fact that we failed to obtain effectiveness of our Form SB-2 Registration Statement by December 12, 2005, as was required by the First Amendment and, we were in default of the Secured
Convertible Term Note (the "Note") and the Secured Term Note ("Term Note"), which we sold to Laurus on June 30, 2005 and September 19, 2005, respectively, because we failed to file this September 30, 2005, quarterly report by its due date, November 21, 2005, and failed to cure such failure to file within fifteen
(15) days of such failure (December 6, 2005), pursuant to the cure periods Described in the Note and Term Note.

     Due to the amendments made to the Registration Rights Agreement and the SPA's we are no longer in default of those agreements.

     Had we remained in default of the Registration Rights Agreement, we would have had to pay Laurus, as liquidated damages, an amount equal to one-thirtieth (1/30th) of the outstanding amount of the Note multiplied by one and one-half percent (1.5%). As of the date of this Report, such penalty would be equal to approximately $7,500 per day that we were in default.

     Had we remained in default of the Note and the Term Note (collectively the "Notes"), we would have been required to pay Laurus default interest on the Notes in an amount equal to two percent (2%) per month. Additionally, if we had remained in default of the Notes, Laurus could have required us to repay the outstanding amount of the Notes, plus any accrued and unpaid interest thereon and to pay an additional thirty percent (30%) of such amount to Laurus, which amount would have totaled approximately $30,000,000 (not taking into account any accrued and unpaid interest) as of the date of this Report.

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

10.5(2) First Amendment of Purchase and Sale & Exploration Agreement with Aquatic

10.6(3) Development Agreement with Strong (with all confidential information removed)

10.7(4)           Settlement  Agreement  and  Mutual  Release

10.8(5)           Securities Purchase Agreement between Laurus Master Fund, Ltd.
                  and  New  Century  Energy Corp.

10.9(5)           Secured  Convertible  Term  Note

10.10(5)          Common  Stock  Purchase  Warrant;

10.11(5)          Master  Security  Agreement;

10.12(5)          Registration  Rights  Agreement.

10.13(5)          Option  Agreement

10.14(5)          June  2005  Purchase  and  Sale  Agreement

10.15(6)          Finder's  Warrant

10.16(7)          First  Amendment  to  the  Note,  Warrant  and  Option

10.17(8)          September 2005 Purchase and Sale Agreement [9/7/05 - 8k]

10.18(9)          Securities Purchase Agreement [9/22/05 - 8k]

10.19(9)          Secured Term Note

10.20(9)          Reaffirmation and Ratification Agreement

10.21(9)          Funds Escrow Agreement (September 2005)

10.22(9) Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas

10.23(9) Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas

10.24(9) Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Matagorda County, Texas

10.25(10)         Purchase  and  Sale  Agreement  dated  November 1, 2005 and exhibits

10.26(10)         Amendment  to Purchase  and  Sale  Agreement  dated
                  November 2, 2005

10.27(10)         Amendment  Agreement  to  June  2005  Securities  Purchase
                  Agreement

10.28*            Funds Escrow Agreement (June 2005)

10.29*            Edward R. DeStefano Employment Agreement

10.30(11)Second Amendment Agreement with Laurus

31.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(12)          Glossary  of  Oil  and  Gas  Terms

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

(6) Filed as exhibit 10.15 to our Registration on Form SB-2, filed on August 5, 2005.

(7)  Filed  as  exhibit  10.8  to our Report on Form 8-K, filed on July 28,
     2005.

(8) Filed as an exhibit to the Company's Report on Form 8-K filed with the Commission on September 7, 2005, and incorporated herein by reference.

(9) Filed exhibits to the Company's Report on Form 8-K, filed with the Commission on September 22, 2005, and incorporated herein by reference.

(10) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on November 7, 2005, and incorporated herein by reference.

(11) Filed as exhibit 10.1 to the Company's Report on Form 8-K filed with the Commission on December 19, 2005, and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 31, 2005, and incorporated herein by reference.

*  Filed  herein

 b.)  REPORTS  ON  FORM  8-K

The Company filed the following Reports on Form 8-K during the period covered by this Quarterly Report:

o The Company filed a report on Form 8-K on July 8, 2005, to report that effective on June 27, 2005, the Company entered into a Purchase and Sale Agreement with various sellers and acquired certain working interests, overriding royalty interests, and term royalty interests, which together entitle New Century to a 6.2% working interest and a 5.464% net revenue interest in production from the Lindholm-Hanson Gas Unit and certain other leases in the Wishbone Field in McMullen County, Texas; and that on June
     30, 2005, the Company entered into a Securities Purchase Agreement with Laurus Master fund, Ltd., ("Laurus"), whereby the Company sold a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000) which is convertible into an aggregate of 24,193,548 shares of the Company's Common Stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of Common Stock at $.80 per share; issued an option to Laurus to purchase up to 10,222,784 shares of the Company's Common Stock; and entered into a Master Security Agreement, Registration Rights Agreement, Stock Pledge Agreement and Funds Escrow Agreement with Laurus and that Century Resources, Inc., the Company's wholly owned subsidiary, entered into a Subsidiary Guaranty with Laurus.

o The Company filed an amended report on Form 8-K on July 28, 2005, to report that on July 25, 2005, the Company entered into the "First Amendment to the Note, Warrant and Option," with Laurus (the "Amendment"), which Amendment was consented and agreed to by Century Resources, Inc., our wholly owned subsidiary with an effective date of June 30, 2005, whereby we modified the terms of the Note, Warrant and Option to adjust the limitation on the amount of our outstanding shares which Laurus is able to hold at any one time from 4.99% of our issued an outstanding stock to 9.99% of our issued and outstanding stock, to change the exercise price of the Option from an aggregate of $1.00 for 10,222,784 shares of our common stock to $0.001 per share and to clarify that Laurus is not able to sell any shares held in connection with the Option until both (a) payment in full of all of the obligations and liabilities of us to Laurus under the Securities Purchase Agreement and the Note have been paid in full and (b) the exercise of the Warrant by Laurus unless an event of default occurs.

o The Company filed a Report on Form 8-K on September 7, 2005, to report that effective September 2, 2005, we entered into a Purchase and Sale Agreement with certain Sellers, whereby we agreed to purchase certain interests in leases that have been pooled into the Lindholm-Hanson Gas Unit together with interests in certain contiguous leases, for an aggregate of $8,750,000.

o The Company filed an Amended Report on Form 8-K on September 16, 2005, to include the Audited Financial Statements and Pro Forma financial information for our June 2005 acquisition of the Lindholm-Hanson Gas Unit; to include a discussion of the Funds Escrow Agreement and Disbursement Letter in connection with the Closing; to add a discussion of the First Amendment to the Note, Warrant and Option; and to add a Management's Discussion and Analysis of Financial Condition discussion regarding the acquisition of the Lindholm-Hanson Gas Unit.

o The Company filed a Report on Form 8-K on September 22, 2005, to report that on September 19, 2005 we entered into a Securities Purchase Agreement with Laurus pursuant to which we sold Laurus a Secured Term Note in the amount of $9,500,000 (the "Term Note") and that on September 19, 2005, we closed the September 2, 2005 Purchase and Sale Agreement.

     The Company filed the following Reports on Form 8-K subsequent to the time period covered by this Report:

o The Company filed a Report on Form 8-K on November 7, 2005 to report that on November 1, 2005, we entered into a Purchase and Sale Agreement with Mr. Gerald W. Green, whereby we agreed to purchase certain interests in and to certain oil and gas leases which are located within and adjacent to the Lindholm-Hanson Gas Unit for $1,890,000; that on November 3, 2005, we concluded that the Company's unaudited consolidated balance sheet as of June 30, 2005, which is included in the Company's Form 10-QSB for that period, can no longer be relied upon; and that on November 4, 2005, we entered into an Amendment Agreement with Laurus Master Fund, Ltd. ("Laurus"), whereby Laurus agreed to extend the date which we were required to have our Form SB-2 Registration Statement declared effective, without being in default to December 12, 2005.

o The Company filed a report on Form 8-K on November 21, 2005 to report that it would be delayed in filing its Form 10-QSB for the quarter ended September 30, 2005, as it was in the process of making revisions to is prior quarterly reports, which changes effected the accounting for its September 30, 2005 period as well.

o The Company filed an amended report on Form 8-K on December 5, 2005 to amend a prior Form 8-K filing made to report the Company's 2nd acquisition in the Lindholm-Hanson Gas Unit, by including the Audited Financial Statements for such acquisition; to add a Management's Discussion and Analysis of Financial Condition discussion regarding the acquisition; to update the Closing date of the Company's September 2, 2005 acquisition; to add Item 2.01 Completion of Acquisition or Disposition of Assets regarding the closing of the Company's September 2, 2005 acquisition; and to disclose the source of the funds used by the Company to purchase the interests.

o The Company filed an amended report on Form 8-K on December 6, 2005 to amend a prior Form 8-K filing made to report its belief that certain financial statements should no longer be relied upon. The amended report clarified the Company's position regarding the non-reliance on the Company's audited December 31, 2004, unaudited March 31, 2005 and June 30, 2005 financial statements to state that such restatements will be material; disclosed that its Chief Executive Officer and Chief Financial Officer concluded that our financial statements for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005 can no longer be relied upon; and stated the effect that the knowledge of such required changes will have on the Company's conclusion regarding the effectiveness of its Controls and Procedures in the Company's amended 10-KSB for the year ended December 31, 2004, amended 10-QSB for the quarter ended March 31, 2005 and the amended 10-QSB for the quarter ended June 30, 2005.

o The Company filed a Form 8-K on December 14, 2005 to report the Company's entry into the Second Amendment Agreement with Laurus.



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