Form 10KSB
period 2005-12-31
New Century Energy Corp.
filed 2006-04-17
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             FORM 10-KSB (Mark One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________  to ___________


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

                                 Yes [ ] No [X].

Check  whether  the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the most recent fiscal year ended December 31, 2005 were $7,017,065.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of December 31, 2005, was approximately $3,951,615.

     As of March 31, 2006, the issuer had 55,810,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock"),

     Documents Incorporated by Reference:

                                      NONE

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

                            NEW CENTURY ENERGY CORP.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2005
                                      INDEX

                                     Part I

    Item 1.             Description of Business                            4

    Item 2.             Description of Property                           24

    Item 3.             Legal Proceedings                                 33

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                                  35


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                               35

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                                 37

    Item 7.             Financial Statements                              62

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                        96

    Item 8A.            Controls and Procedures                           97

    Item 8B.            Other Information                                 98


                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                 98

    Item 10.            Executive Compensation                           100

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters                                          101

    Item 12.            Certain Relationships and Related
                        Transactions                                     102

    Item 13.            Exhibits and Reports on Form 8-K

                        (a)   Exhibits                                   102
                        (b)   Reports on Form 8-K                        105

    Item 14.            Principal Accountant Fees and Services           106

                                    PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of New Century Energy Corp. ("New Century", the "Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2005.

     Information regarding certain technical oil and gas exploration terms which are used throughout this Form 10-KSB can be found on in the "Glossary of Oil and Gas Terms," incorporated by reference into this Form 10-KSB as exhibit 99.1.

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

AVAILABLE  INFORMATION:

The Company files Annual Reports on Form 10-KSB, Quarterly Reports on Form 10QSB, current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (SEC). You may read and copy any reports, statements, or other information we file at the SEC's public reference room at 100 F. Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Company also provides internet links to its SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.newcenturyenergy.com. Our SEC filings are also available to the public on the SEC's Internet site at http://www.sec.gov.

HISTORY

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

     On February 1, 2002, the Company's charter was automatically revoked by the Colorado Secretary of State for failure to file a periodic report. Because of the Colorado statute at that time, once a charter was revoked it could not be renewed and the Company was forced to file new a new Articles of Incorporation with the Colorado Secretary of State, which it did on December 22, 2003, as Vertica Software, Inc. The Company filed a Statement of Merger with the Colorado Secretary of State to merge its former Colorado filings as Perfection Development Corporation/Vertica Software, Inc., with its current filings as New Century Energy Corp.

     On January 28, 2004, the Company filed Articles of Amendment to the Company's Articles of Incorporation to authorize 5,000 shares of Series A Convertible Preferred Stock. On June 30, 2004, the Company filed Articles of Amendment to the Company's Articles of Incorporation to amend the Series A Convertible Preferred Stock ("Series A") designation and to authorize 2,000,000 shares of Series B Convertible Preferred Stock ("Series B"). Each share of Series A Preferred Stock is able to vote an amount equal to 300 shares of Common Stock. All shares of preferred stock rank prior to all other stock of the Company, as to payments of dividends and to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary. Each share of Series B Preferred Stock is able to vote an amount equal to 2,958 shares of Common Stock. Each share of Series A Preferred Stock can be converted into 300 shares of the Company's Common Stock at the option of the holder, provided that there are a sufficient number of shares authorized but unissued and unreserved. Each share of Series B Preferred Stock can be converted into 98.6 shares of the Company's Common Stock at the option of the holder, provided that there are a sufficient number of shares authorized but unissued and unreserved. As of the date of the filing of this report there are no shares of Series A Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

     On September 30, 2004, the Company acquired 100% of the issued and outstanding common stock of Century Resources, Inc., a Delaware Corporation ("Century"), which was originally established for the acquisition, development, production, exploration for, and the sale of oil and natural gas in Texas, in exchange for 37,500,000 newly issued post 1:100 reverse split (described below) shares of the Company's Common Stock, pursuant to an Agreement and Plan of Reorganization whereby Century became a wholly-owned subsidiary of the Company (the "Exchange"). Also on September 30, 2004, the Company affected a 1:100 reverse stock split. Unless otherwise stated, all share amounts in this quarterly report on Form 10-KSB are provided in post reverse split shares.

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

DESCRIPTION  OF  THE  COMPANY'S  BUSINESS  FOCUS

OVERVIEW:

     New Century Energy Corp. is a small independent oil and gas exploration and production company, with daily net production to its working interest of approximately 5.8 million cubic feet of gas per day (Mcfgpd) and 55 barrels of oil per day (Bopd). The Company's proved reserves as of December 31, 2005 are
8.06 billion cubic feet (Bcf) of natural gas and 121,000 barrels of crude oil. The Company's major areas of operations are located in the United States primarily in Matagorda, Wharton and McMullen counties in Texas. During 2005, the Company's proved reserves increased by over 700% due to acquisition and drilling success of new natural gas reserves in the Wishbone Field in McMullen County, Texas, and also from success in an ongoing gas well recompletion program in the Sargent South Field in Matagorda County, Texas. Proved developed reserves comprise 45% of the Company's total proved reserves.

     The Company's estimates of proved reserves and proved undeveloped reserves at December 31, 2005 and 2004, and changes in proved reserves during the last two years are contained in the Supplemental Information on Oil and Gas
Exploration and Production Activities in the Company's 2005 Consolidated Financial Statements of this Form 10-KSB. Proved reserve estimates were made by R.A. Lenser and Associates, an independent petroleum evaluation and consulting firm, and were prepared in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

     The Company earns revenues and income and generates operating cash flows primarily from the sale of natural gas and crude oil at market prices of those products at the time of sale. An important element in understanding the Company's future operating performance are trends and uncertainties in natural gas and crude oil prices that may have a material impact on future cash flows. The tightening of the natural gas supply and demand fundamentals has resulted in extremely volatile natural gas prices, which volatility is expected to continue. The Energy Information Administration "EIA" of the U.S. Government projects "[c]ontinued steady world oil demand growth, combined with only modest increase in world spare oil production capacity, and with continuing risks of geopolitical instability, are expected to keep crude oil prices high through 2006. The price of West Texas Intermediate (WTI) crude oil is projected to average $64 per barrel in 2006 and $61 in 2007." (EIA "Short-Term Energy Outlook," March 7, 2006 Release (the "EIA Release"),

     Regarding natural gas prices, the EIA Release states, "[t]he expected average 2006 Henry Hub spot price of $8.11 per mcf is about 10 percent lower than in 2005, but it is expected to move back toward an average of $8.74 in 2007 as demand picks up and the domestic market tightens again." The EIA Release also states that, "[t]otal natural gas demand in 2006 is projected to remain near 2005 levels, then increase by 2.4 percent in 2007."

     With the uncertainties in product prices, and possible changes in sales volumes that may increase or decrease as a result of future operations, these factors can impact cash flow from operating activities in the short and long term. If there are significant changes in crude oil or natural gas prices in 2006 and 2007 beyond those projected by the EIA, this factor may have a material impact on future revenues, income and operating cash flows for the Company.

     The discussion found below describes our activities and operations in more detail.

                        BUSINESS STRATEGY FOR 2006 & 2007

     As part of our corporate strategy, we expect to remain focused in the following operational and project areas:

     1.   remain focused in the Texas Gulf Coast onshore region;

     2. acquire properties and proven reserves where we believe additional value can be created through a combination of exploitation, development, exploration drilling and expanding marketing opportunities;

     3. acquire properties that give us a majority working interest and operational control or where we believe we can ultimately obtain it;

     4. maximize the value of our properties by increasing production and reserves while reducing cost through the use of 3D seismic and attribute analysis technologies;

     5. maintain a highly experienced team of operations and exploration consultants using state of the art technology; and

     6. develop drilling prospects and acquire acreage positions over new drilling areas, for future drilling by the Company or farmout to qualified industry partners.

                      2005 FUNDING AND RELATED ACQUISITIONS

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

SECURITIES  PURCHASE  AGREEMENT

     On June 30, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus" and the "Closing"), whereby we sold a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000)(the "Note" or "Convertible Note"), which is convertible into an aggregate of 24,193,548 shares of our Common Stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of Common Stock at $0.80 per share (the "Warrant"); issued an option to Laurus to purchase up to 10,222,784 shares of our Common Stock
(representing 20% of our outstanding Common Stock on a fully-diluted basis [prior to the issuance of shares in connection with the Purchase and Sale Agreement]), for $0.001 per share (as amended)(the "Option"); and entered into a Master Security Agreement, Registration Rights Agreement, Stock Pledge Agreement and Funds Escrow Agreement with Laurus and Century Resources, Inc., our wholly owned subsidiary, entered into a Subsidiary Guaranty with Laurus. The Note, the Warrant, the Option, the Master Security Agreement, the Registration Rights Agreement, the Subsidiary Guaranty, the Stock Pledge Agreement, the Funds Escrow Agreement and all other documents, instruments and agreements entered into in connection with the Closing, are referred to herein as the "Related Agreements."

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

SECURED  CONVERTIBLE  NOTE

     In connection with the Securities Purchase Agreement, we issued Laurus a three year Secured Convertible Note in the amount of $15,000,000, which was subsequently replaced by an Amended and Restated Secured Convertible Term Note (the "Convertible Term Note" or the "Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 9.5%, with the prime rate at 7.5% as of March 22, 2006, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note shall be payable monthly, in arrears, commencing on September 1, 2005 (each monthly date being a "Determination Date"). Additionally, if the Registration Statement covering the shares which the Note and Warrant are convertible into has been declared effective and our Common Stock has traded at least 25% above the "Fixed Conversion Rate," which is currently $0.62 and which is subject to adjustment as described below, for the five trading days immediately preceding a Determination Date, then the Contract Rate shall be reduced by 1%, and shall be reduced by 1% for each incremental 25% increase in the market price of our Common Stock above the then applicable Fixed Conversion Rate (for example, if our Common Stock has traded at $0.93 for the five trading days preceding a Determination Date, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our Common Stock traded above the Fixed Conversion Rate), but, in no event shall the Contract Rate at any time be less than 0%.

     Additionally, we agreed to make payments of the principal amount owing under the Note, as amended, to Laurus on July 1, 2006, and on the first business day of each month thereafter, including the Maturity Date of the Note ("Principal Payment"). Each Principal Payment shall be in the amount of $250,000 together with any accrued and unpaid interest on such portion of the unpaid portion of the Notes (together with any other amounts to be paid, including the Contract Rate, the "Monthly Amount") and to pay Laurus an amount equal to the outstanding principal amount of the Note and any accrued and unpaid interest on the Maturity Date.

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

REGISTRATION  RIGHTS  AGREEMENT

     We gave Laurus registration rights to the shares issuable to Laurus in connection with the Note, Warrant and Option, pursuant to a Registration Rights Agreement. The Registration Rights Agreement provided for us to file a Registration Statement with the Securities and Exchange Commission within 30 days of the Closing; however, we were able to obtain a one week extension from Laurus, and as a result, the filing of our Registration Statement past the 30 day deadline did not cause an event of default to occur. Additionally, under the Registration Rights Agreement, we agreed to give our best efforts to obtain effectiveness of our Registration Statement within 120 days of the Closing. If we do not obtain effectiveness of this Registration Statement within 120 days of the Closing; such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of the Registration Statement; or our Common Stock is not listed or quoted, or is suspended from trading for a period of three days, which we have been unable to cure within 30 days of notice thereof, we agreed to pay Laurus, as liquidated damages, an amount equal to 1.5% per day that such event listed above exceeds the time period given. As a result of the First Amendment, Second Amendment and Third Amendment agreements with Laurus, described below, the date by which we now have to file a Registration Statement covering all the securities issuable to Laurus is 10 days from the date we filed this report on Form 10-KSB, and the date we have to obtain effectiveness of our Registration Statement by under the Registration Rights Agreement was extended to July 1, 2006.

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

SEPTEMBER  19,  2005,  CLOSING  WITH  LAURUS

     On September 19, 2005, we entered into a Securities Purchase Agreement with Laurus (the "September 2005 SPA"), pursuant to which we sold Laurus a Secured Term Note in the amount of $9,500,000 (the "Term Note"). We also entered into a Reaffirmation and Ratification Agreement and an Escrow Agreement with Laurus in connection with the September 19, 2005 Securities Purchase Agreement and Term Note. The interest rate of the Term Note was originally twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears, with the first interest payment due on November 1, 2005, additionally, the Term Note was originally due on March 19, 2006; however, the Term Note has since been amended by our entry into the Fourth Amendment (as defined and described below under "Recent Events") with Laurus, whereby the yearly interest rate was amended to twelve and one half percent (12.5%), which is payable by us by way of 100% of the production payment of our 7.5% interest in the Lindholm-Hanson Gas Unit, which we purchased pursuant to the September 2005 Purchase and Sale Agreement, described above, and whereby we amended the due date of the Term Note to January 2, 2007.

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

     Upon the occurrence of an event of default under the Securities Purchase Agreement entered into in June 2005 or any other agreement entered into in connection with such Securities Purchase Agreement (as described above under "Convertible Term Note"), the Securities Purchase Agreement entered into in connection with the Term Note (described above under "September 19, 2005 Closing with Laurus"); or the Mortgage itself, Laurus may direct the Trustee to:

     (a) exercise all of the rights, remedies, powers and privileges of Laurus with respect to the Mortgage;
     (b) execute and deliver to any person designated by Laurus, appropriate powers of attorney to act for an on behalf of Laurus in connection with the Mortgage;
     (c) exercise any and all other rights or remedies granted to Laurus pursuant to the provisions of the June 2005 Note or Related agreements, or the September 19, 2005 Securities Purchase Agreement or Term Note;
     (d)  perform or attempt to perform any covenant under the Mortgage;
     (e) Laurus, may at its option, without notice, demand, presentment, notice of intent to accelerate or of acceleration, or notice of protest, declare the entire unpaid balance of the amount indebtedness owed to Laurus or any part thereof, immediately due and payable, and the liens granted pursuant to the Mortgage shall then be subject to foreclosure; and
     (f) upon the occurrence of an event of default, the Mortgage may be foreclosed as to the items covered in the Mortgage or any part thereof, in any manner permitted by law.

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

     The effective date of the sale of the Seller's November 2005 Interest was October 1, 2005 (the "November 2005 Purchase and Sale Effective Date"). The closing date for the purchase was November 22, 2005, but was subsequently extended to January 3, 2006, through an Amendment to Purchase and Sale Agreement dated November 2, 2005 (the "November 2005 Purchase and Sale Amendment" and the "November 2005 Purchase and Sale Closing"). The November 2005 Purchase and Sale Amendment also provided that we would equally share the net revenue of the November 2005 Interest with the Seller for the month of October 2005; provided that we would wire Seller a deposit in the amount of 10% of the purchase price of the November 2005 Interest, which deposit is refundable to us only in the event that Seller does not have clear title to the November 2005 Interest at the time of closing; that we will be responsible for all Approval for Expenditures ("AFE") on the new proposed Lindholm-Hanson #9 well, which is planned to spud within thirty days of the November 2005 Purchase and Sale Amendment; that any monies paid by Seller in connection with the #9 well prior to October 1, 2005, will be repaid to Seller by us; that we will be responsible for all AFE charges from the date of the November 2005 Purchase and Sale Amendment for the workover on the #4 well; and that Seller shall be refunded for all unused and prepaid expenses with U.S. Enercorp, Ltd. for drilling the #11 and Fee #1 wells.

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

     On January 3, 2006, we closed the November 2005 Purchase and Sale Agreement. At the closing and in accordance with the provisions of the November 2005 Purchase and Sale Agreement, the November 2005 Seller paid us the proceeds actually received by November 2005 Seller and attributable to production during the period between the November 2005 Purchase and Sale Effective Date and the closing. At the time of closing, we reimbursed the November 2005 Seller approximately $154,750 for drilling and development costs assumed by us and attributable to the ownership and operation of the purchased leases which were paid by November 2005 Seller and incurred at or after the November 2005 Purchase and Sale Effective Date.

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

     The Second Amendment amended the date which we are required to obtain effectiveness of our Form SB-2 Registration Statement by, from December 12, 2005 (as was the previous date for us to obtain effectiveness of our Form SB-2 Registration Statement under our First Amendment with Laurus entered into on November 4, 2005, as described above to January 31, 2006 without being in default of the Registration Rights Agreement).

     Additionally, the Second Amendment also revised both the June 2005 SPA and the September 2005 SPA (the "SPA's") to exclude the timely filing of certain of the reports we are required to file with the Commission from the covenants we agreed to under the SPA's.

The reports which Laurus agreed under the Second Amendment are no longer required to be filed on a timely basis include:

     (i) The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 (the "Quarterly Report");

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

DECEMBER  2005  AGREEMENTS  WITH  LAURUS

     On December 30, 2005, we entered into a Third Amendment Agreement ("Third Amendment"), an Amended and Restated Secured Convertible Term Note ("Restated Note," described in greater detail below) and an Option (the "December Option," described in greater detail below), with Laurus.

THIRD  AMENDMENT  AGREEMENT

     The Third Amendment amended the Registration Rights Agreement to add a definition of the December Option; changed the date which we are required to obtain effectiveness of our Registration Statement, which we are required to file under the Registration Rights Agreement to register the Securities, to July 1, 2006; and added a provision whereby we are required to file a Registration Statement covering the shares exercisable in connection with the December Option, no later than ten (10) business days after the date which we file this Form 10-KSB for the year ended December 31, 2005 or April 25, 2006, whichever date is earlier.

DECEMBER  OPTION

     In connection with the Third Amendment, we agreed to issue Laurus the December Option, which provides Laurus the right to purchase up to 5,061,392 shares of our common stock at $0.001 per share, representing ten percent (10%) of our fully diluted issued and outstanding shares of Common Stock prior to the date of the June 2005 SPA (June 30, 2005). Laurus agreed under the December Option not to exercise any rights under the December Option until: (a) payment in full of all of the obligations and liabilities of the Company to Laurus under the June 2005 SPA and Restated Note have been paid in full and (b) the exercise of the Warrant by Laurus, provided however that Laurus may sell all or any portion of the Common Stock issuable upon the December Option following an event of default (as defined in the Amended Note), or upon 75 days notice to us.

     Under the December Option, if the Company effects a reorganization, consolidation, merger or dissolution, Laurus has the right to receive the amount of stock or other property (including cash) which Laurus would have been entitled, if Laurus had exercised the December Option in full immediately prior to the reorganization, consolidation, merger or dissolution, and the December Option shall continue to be binding upon such issuer and/or the person acquiring substantially all of the properties and/or assets of the Company. Additionally, under the December Option, in the event the Company issues additional shares of common stock as a dividend or other distribution on common stock or preferred stock, subdivides its outstanding shares of common stock, or combines its outstanding shares of common stock into a smaller number of shares of common stock, the number of shares that Laurus shall receive in connection with the exercise of the December Option shall be increased or decreased by multiplying the number of shares of common stock that would be issuable after such event and dividing that number by the issued and outstanding shares of common stock issued and outstanding immediately prior to such event.

     Laurus is not able to exercise any part of the December Option, if such exercise shall cause it to hold in excess of 9.99% of the Company's issued and outstanding common stock, provided however that Laurus may sell all or any portion of the common stock issuable upon the December Option following an event of default (as defined in the Amended Note), or upon 75 days notice to us.

     As a result of the December Option, Laurus has the right to convert the Restated Note, and exercise the Warrant, June Option and December Option into an aggregate of approximately 46,735,789 shares of the Company's common stock (assuming the full conversion of the Amended Note, Warrant, June Option and December Option and without taking into account any conversion for interest) which would constitute approximately 45.6% of the Company's then outstanding common stock (assuming the issuance of no additional shares of common stock other than in connection with the conversion of the Restated Note, and exercise of the Warrant, June Option and December Option); however, Laurus has contractually agreed not to hold more than 9.99% of the Company's issued and outstanding common stock, unless an event of default occurs or upon 75 days prior notice to the Company.

RESTATED  NOTE

     The Restated Note, which replaced and superseded the Convertible Note, but which had an effective date of June 30, 2005, the date of the original
Convertible Note, added a section to the original Convertible Note, which provided that the events of default set forth in the Restated Note are subject to the express waiver of certain events of default by Laurus in favor of the Company as provided in the Amendment and the Second Amendment entered into with Laurus on November 3, 2005 and December 14, 2005. The Restated Note provided that such events of default expressly waived pursuant to the First Amendment and the Second Amendment shall remain waived in accordance with the express terms of the First Amendment and the Second and shall not be deemed to constitute events of default for purposes of the Restated Note, the June 2005 SPA or related agreements, the September 2005 SPA and/or related agreements.

     Additionally, under the Restated Note, Laurus agreed to amend the date on which we were required to begin making payments of principal under the original Convertible Note from January 1, 2006, until July 1, 2006, in consideration for us entering into the Restated Note, the December Option and the Third Amendment.

The payments of principal under the Restated Note are due monthly at the rate of $250,000 per month, until June 30, 2008, the maturity date of the Restated Note (the "Maturity Date"). On the Maturity Date, the $9,000,000 remaining outstanding under the Restated Note (assuming Laurus does not convert any principal amount of the Restated Note into shares of our common stock), plus any accrued and unpaid interest is due and payable.

                            OTHER INDUSTRY AGREEMENTS
                            -------------------------

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

     The Company expects to acquire additional acreage in 2006 relating to the Exploration Agreement and expects to commence drilling operations on certain of the leases and prospects in 2006, of which there can be no assurance.

     To minimize leasing costs relating to the ongoing oil and gas leasing program in Wharton and Jackson County, Texas, relating to the Exploration Agreement, on October 27, 2004, an agreement was signed with Lone Star Natural Resources, LLC. ("Lone Star"). Under the Loan Star agreement, Lone Star committed to provide all land, leasing and title services to put together the necessary acreage for certain undrilled 3D prospects in Wharton and Jackson County, Texas. Lone Star will be compensated for services in the form of an overriding royalty on each oil and gas lease acquired. The Company is responsible for funding any lease bonus to be paid for each lease. The Company believes that this arrangement will help the Company limit land and title research expenses relating to acquiring leases on the various tracts. Offers have already been made to mineral owners on various tracts, and the first leases have been acquired in Jackson County on two separate prospects. The Company expects to lease additional prospectus drilling throughout 2006 and 2007.

GEOPHYSICAL INTERPRETATION AGREEMENT:

     In July 2005, the Company executed a Geophysical Interpretation & Exploration Agreement ("Seismic Agreement") with Viking International Petroleum, L.L.C. ("Viking"). Under the Seismic Agreement, Viking committed to reprocess the Company's 3-D seismic data base in Matagorda County, Texas using its proprietary technology for the purpose of reprocessing the seismic data, identifying new well locations and to provide structural interpretations and mapping as requested by the Company. In return for the reprocessing and interpretation work, the Seismic Agreement provides for Viking to earn an overriding royalty as its sole compensation. On any drilling prospects developed using the Company's seismic data, Viking may have the right, but not obligation, to participate to the extent of a ten percent (10%) working interest in drilling and completion of new well(s).

BROOKSHIRE  DOME  FIELD  AREA:

     The Company has concluded its oil and gas leasing program in Waller County, Texas in the area of the Brookshire Dome Field. The Company has acquired a total of 26 leases in Waller County where ongoing exploration and development drilling is planned. The Company commenced drilling activities on the first well on June 15, 2005 and the well was temporarily plugged and abandoned at a depth of 5,200 feet on June 27, 2005, as no hydrocarbons were encountered in this well bore. The Company has decided to not pursue further drilling on this prospect area at this time and does not anticipate renewing or extending any of the leases comprising the 25 acre lease hold in this area.

     Seventeen of the original 26 leases taken over this prospect have expired. These leases are subject to the provisions of an agreement with Aquatic Cellulose International Corp., which is publicly traded ("Aquatic" and the "Aquatic Agreement"). The Aquatic Agreement was subsequently amended by the First Amendment of Purchase and Sale & Exploration Agreement on March 7, 2005, which had an effective date of January 1, 2005 (the "Amendment"). The Amendment gives Aquatic an exclusive, non-transferable right, but not the obligation to participate with the Company in the first two drilling prospects developed under the Exploration Agreement with Viking in Wharton and Jackson County, Texas, by acquiring up to a 75% interest in these two prospects. Additionally, pursuant to the Amendment, Aquatic, participated as a 50% working interest owner in drilling of the initial test well, the Weido #1 well, on the 25 acre Isaac Holiday tract in the William Cooper Survey in the Brookshire Dome field area, described in more detail above. Additionally, under the original Aquatic Agreement, Aquatic was granted the option to extend its participation for successive one year periods. The Amendment removed this provision and the Aquatic Agreement expired on December 31, 2005, without further obligation on the part of the Company or Aquatic, except for those obligations arising from any work-in in progress or yet to be fulfilled terms of the said agreement, namely Article I, Section A), wherein it details the option for Aquatic Cellulose International Corp to acquire up to a seventy-five (75%) working interest in up to two new drilling prospects developed by the Company under the Exploration Agreement with Viking, described above. Additionally, the Amendment changed the original Aquatic Agreement to allow the Company to receive shares in Aquatic, instead of the Company's Chief Executive Officer, as was provided under the original Aquatic

Agreement, and to reduce the Company's shares in Aquatic from 15% under the original Aquatic Agreement to 7.5% under the Amendment, upon its reorganization and re-capitalization.

     Additionally, under the Aquatic Agreement, Aquatic purchased a 20% working interest and 16% net revenue interest in the Hamill Lease in the Sargent South Field, described below, effective March 1, 2004.

                                  RECENT EVENTS
                           --------------------------

     On or about March 20, 2006, we entered into a Settlement and Release Agreement with our former officer and employee, Hans Nehme ("Nehme" and the "Nehme Settlement"). Pursuant to the Nehme Settlement, Nehme agreed to file all necessary pleadings to dismiss his previously filed lawsuit against us, with prejudice and we agreed to pay Nehme $25,483.09 and to issue him 100,000 shares of our restricted common stock. Additionally, pursuant to the Nehme Settlement, we, Nehme, our agents, representatives, and assigns agreed to release, acquit and forever discharge each other, together and our employees, affiliates, representatives, assigns, and in Nehme's release of us, our directors and officers and parent and subsidiary organizations, from and against any and all claims, demands, obligations, liabilities and causes of action, of any nature whatsoever, at law or equity, asserted or unasserted, known or unknown, fixed or contingent, liquidated or unliquidated, including but not limited to Nehme's previously disclosed lawsuit against us. The Nehme Settlement, however, did not include the release by Nehme of any claim against any third parties in connection with his ownership of rights or interests in intellectual property that was previously possessed or owned by Vertica Software, Inc., which was our former name up to the date of the Exchange, described above.

AMENDED AND RESTATED SECURED TERM NOTE

     On or about March 30, 2006, with an effective date of September 19, 2005, we entered into the Amended and Restated Secured Term Note (the "Amended Term Note") with Laurus. Pursuant to the Amended Term Note, the maturity date of the September 2005 Secured Term Note ("Term Note") with Laurus was extended to January 2, 2007. Additionally, a section was added to the Amended Term Note which provided for the Amended Term Note to be repaid by way of a production payment on certain of our oil and gas property (described below). The interest rate of the Term Note, which rate was not changed by the Amended Term Note, is twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears.

     The Amended Term Note provides for the payment of amortizing payments ("Amortizing Payments") of principal and interest due under the Amended Term Note equal to eighty percent (80%) of the gross proceeds paid to us in respect of oil, gas and/or other hydrocarbon production arising from our 7.25% working interest in the Wishbone Field in the Lindholm-Hanson Gas Unit, located in McMullen County, Texas, purchased by us pursuant to the Purchase and Sale Agreement dated September 2, 2005 (the "September Interests" and the "Production Payments"). Pursuant to the Amended Term Note, each such Amortizing Payment shall be made by us to Laurus not later than five (5) days following the date on which we receive the Production Payment, commencing with all Production Payments received by us after March 1, 2006, with respect to the production month of January 2006 and each month thereafter. Our payment of the Amortizing Payments to Laurus will be in lieu of the monthly payments of interest accruing under the Term Note, which we had previously been making since November 1, 2005.

     Notwithstanding anything contained in the Amended Term Note to the contrary, if during the 2006 calendar year the Company drills one or more wells in the Wishbone Field, then so long as no Event of Default shall have occurred and be continuing the Company shall be permitted to deduct from each Amortizing Payment in respect of the principal amount then required to be made an amount sufficient to cover not more than the Company's then owing 7.25% pro-rata share of the drilling and completion costs associated with such drilling, provided that in no event shall any such drilling and completion costs be deducted from the interest payments then due and owing by the Company to Laurus.

ITEM  2.  DESCRIPTION  OF  PROPERTY

                                  OFFICE SPACE

     The Company entered into an amended lease with Essex Tanglewood Investors, L.P., a Texas limited partnership, in connection with its office space lease at 5851 San Felipe, Houston, Texas, on August 17, 2005 (the "Lease"). The Lease term is until September 30, 2010. The monthly rent under the Lease is $1,952.17 per month from September 1, 2005 until March 31, 2006, $2,958.65 per month from April 1, 2006 to June 30, 2006 and $3,042.28 a month from July 1, 2007 until September 30, 2010. The Lease may not terminated by us prior to its stated expiration. We increased the square footage we rent during 2005 and 2006, in connection with increases of the number of personnel on our staff.

                             OIL AND GAS PROPERTIES

1.)      OPERATED PROPERTIES:

          The Company operates primarily in Texas and operates under the name of Century Resources, Inc., a wholly owned subsidiary of the Company. Our Railroad Commission of Texas Operator number is 141835. Of the properties we operate, our working interest ownership ranges from 80% in the Sargent South Field, to 100% in the San Miguel Creek and Tenna Fields.

SARGENT  SOUTH  FIELD-  MATAGORDA  COUNTY.  TEXAS

     The Company acquired 100% of the working interest in the Sargent South Field from Calpine Natural Gas (NYSE) and its partner ("Calpine") in January 2004. The Sargent South Field is located in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres.

     At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345' sand. One of the original producing wells acquired from Calpine, the Hamill #19 ceased flowing gas after producing 615 MMCF of gas from the original completion at 3,917', in May 2004. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. The Hamill #19 is currently being worked over with a completion attempt to be tried at the 6,700 sand level. Work on the Hamill #19 is expected to be completed and production testing to commence in the second quarter of 2006. If this completion attempt is unsuccessful we may attempt a possible deepening outside of the casing.

     At present, there are five (5) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17., with daily production in excess of approximately 2,500 MCF of gas per day, (MCFGPD) however, the Company can give no assurances that the wells will continue to produce at this rate, if at all.

     A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, and the final interpretation work will be completed in the second quarter of 2006. New drilling locations have been identified on this lease for drilling in 2006. The 3-D interpretation process will be an ongoing process, over 2006 and 2007 with results from any new wells drilled being integrated into and used to update our ongoing interpretation project.

     During January 2005, work over operations were commenced on the Hamill #17 well which had been shut-in since 2001, by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; and is currently producing gas at the rate of 250 MCF per day on a 8/64" choke with a flowing tubing pressure of 700 pounds per square inch ("psi"). Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, if/when the current completion at 4,230 feet depletes.

     During June 2005, work over operations commenced on the Hamill #14 well, which had been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet and tests were run in the well to evaluate potential productive sands in this well. In July 2005, the Hamill #14 was recompleted in a sand at 4,209 feet at the rate of 250 MCF of gas per day on a 8/64" choke with flowing tubing pressure of 1000 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, when the current completion at 4,209 feet depletes. This well is currently producing at the rate of 275 MCF per day on a 8/64" choke with a flowing tubing pressure of 700 pounds per square inch ("psi").

     During July 2005, work over operations commenced on the Hamill #10 well after the well ceased producing gas earlier in the month. Remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 3,515 feet but encountered collapsed casing at this depth. The bottom section of the well bore was plugged off and tests were run in the well to evaluate potential productive sands in this well above 3,515 feet. In October 2005, the Hamill #10 was recompleted in a stray sand at 3,270 feet at the rate of approximately 340 MCF of gas per day on a 8/6 inch choke with flowing tubing pressure of 1350 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #10 well for future recompletions attempts, when the current completion at 3,270 feet depletes. This well is currently producing at the rate of 450 MCF per day on a 7/64" choke with a flowing tubing pressure of 1350 pounds per square inch ("psi").

     During August 2005 work over operations commenced on the Hamill #2 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. The well is currently producing at the rate of 1300 MCF per day on a 7/64" choke with a flowing tubing pressure of 1900 pounds per square inch ("psi").

     During November of 2005 work over operations commenced on the Hamill #11 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,000 feet. In February of 2006, the Hamill #11 was recompleted in the 2760 foot sand at the rate of 275 MCF per day. The well is currently producing at the rate of 200 MCF per day on a 7/64" choke with a flowing tubing pressure of 700 pounds per square inch ("psi").

SAN MIGUEL CREEK FIELD- MCMULLEN COUNTY. TEXAS

     The San Miguel Creek Field is located in north central McMullen County near its border with Atascosa County, approximately 75 miles due south of San Antonio, Texas. The Company currently owns and operates the 200 acres Herrera Lease and the 40-acre Wheeler #2 lease in this field (240 acres total). The Company now controls 100% of the working interest in the wells. A new 3D seismic survey was recently completed in this field, to help identify further drilling locations in the Wilcox formation at 6,000 feet and possibly deep seated targets down to 14,000 feet on our acreage. During 2006, the Company plans to acquire a portion of this new 3-D seismic survey to help delineate additional drilling prospects on our acreage, of which there can be no assurance.

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

2.)     NON-OPERATED  PROPERTIES:  WISHBONE  FIELD  - LINDHOLM HANSON GAS UNIT-
McMULLEN  COUNTY,  TEXAS:

     As of January 3, 2006, the Company owns a 15.20% non-operated working interest with a 12.214% net revenue interest in the Wishbone Field in McMullen County, Texas, which is operated by U.S. Enercorp, LTD, headquartered in San Antonio, Texas. The Company acquired its interest in the Wishbone Field through three (3) separate transactions. In June of 2005 it acquired a 6.2% working interest and 5.464% net revenue interest. In September of 2005 it acquired a 7.25% working interest and 5.4375 net revenue interest. In January of 2006 it acquired a 1.75% working interest and 1.3125% net revenue interest. The total combined interest now owned by the Company is a 15.20% working interest and 12.214% net revenue interest.

     The field was discovered in 2004 after the successful drilling of the Linholm-Hanson Gas Unit #1 Well, operated by U.S. Enercorp LTD of San Antonio Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Linholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 proppant. Initial producing rates after stimulation in a number of wells has exceeded 15,000 Mcfgpd per well. As of January 1, 2006 there are ten (10) producing wells in the 640 acre unitized Linholm-Hanson Gas Unit. Cumulative production in the field has been approximately 15 billion cubic feet of gas
(Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

     Since the Company acquired its working interest in the Wishbone field, we have participated in drilling an additional three (3) new wells with in the unitized Wishbone field. LH Gas Unit #10 was drilled in July of 2005. LH Gas Unit #11 was drilled in September of 2005. LH Gas Unit #9 was drilled in December of 2005. The Company also participated in drilling of the Lindholm Fee #1 in September of 2005, this well is not a part of the Lindholm-Hanson Gas unitized gas field and our working interest is smaller in this well at 12.10%.

     The following chart represents the net revenue interest to the Company in L-H Gas Unit and Lindholm Fee #1 for the year ended December 31, 2005. This includes all revenues from the First Acquisition from July 1, 2005 to December 31, 2005 and from the Second Acquisition from September 20, 2005 to December 31, 2005.

                     Revenue      Production     Lease Operating        Net
                                     Taxes          Expenses          Revenue
                    ---------      ---------       ----------      -----------
LH-Gas Unit #1     $  151,235     $ (11,353)       $  (8,626)       $  131,256
LH-Gas Unit #2        405,814       (30,463)         (17,894)          357,457
LH-Gas Unit #3        280,778       (21,077)         (13,717)          245,984
LH-Gas Unit #4        302,618       (22,717)         (12,161)          267,740
LH-Gas Unit #5        824,168       (61,868)         (30,089)          732,211
LH-Gas Unit #7          8,877          (666)          (2,402)            5,809
LH-Gas Unit #8        233,988       (17,565)         (12,474)          203,949
LH-Gas Unit #9        113,846        (8,546)          (2,146)          103,154
LH-Gas Unit #10       928,657       (69,707)         (19,277)          839,673
LH-Gas Unit #11     1,342,855      (100,804)         (22,814)        1,219,237
Lindholm Fee #1        22,498        (1,689)         (28,884)           (8,075)
                    ---------      ---------       ----------      -----------
Total              $4,615,334     $(346,455)       $(170,484)       $4,098,395
                    =========      =========       ==========      ===========

Current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 at March 1, 2006:

                                              Daily 8/8THS        Net Revenue
Well Number                    Status       Production (Mcf)     Interest(Mcf)
-------------                 ---------     ----------------     --------------
LH-Gas Unit #1                Producing             709                 87
LH-Gas Unit #2                Producing           2,409                294
LH-Gas Unit #3                Producing           1,838                224
LH-Gas Unit #4-C              Producing           2,600                318
LH-Gas Unit #4-T              Producing           1,201                147
LH-Gas Unit #5                Producing           3,575                437
LH-Gas Unit #7                 Shut-in                0                  0
LH-Gas Unit #8                 Shut-in                0                  0
LH-Gas Unit #9                Producing           4,034                493
LH-Gas Unit #10               Producing           3,109                380
LH-Gas Unit #11               Producing           7,134                871
Lindholm Fee #1               Producing             150                 13
                                                -------              -----
Daily totals in MCF of Gas                       26,759              3,264
                                                =======              =====

PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS.

     In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas ("JMI"). As of January 1, 2006 there were currently four (4) active wells on this lease and twenty (20) inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from the Company.

DEVELOPMENTS IN THE PRADO FIELD DURING 2005

     On April 26, 2005, the Company and Aquatic entered into a Development Agreement relating to the Prado Field interests with Strong Petroleum Group, Inc. (a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's Prado field interests (the "Prado Assets" and the "Development Agreement"). The Development Agreement had an effective date of April 1, 2005. The Development Agreement called for Strong to invest at least $2.0 million in an initial work program in 2005 and to pay a signing bonus to the Company and Aquatic Cellulose International ("Aquatic"). Additionally, Strong was to pay all of the initial work program expenditures while providing the Company and Aquatic a 12.5% carried working interest. The scope of the "Work Program" was at a minimum to include the following activities: Strong was to conduct a comprehensive study in the Prado Field and perform workovers as needed or in lieu of working over wells, Strong had the option to substitute the drilling of new wells(s), or the workover of other wells in adjacent acreage later acquired from the Kenedy Memorial Foundation of Corpus Christi, Texas and/or re-enter wells that were shut-in or plugged and abandoned. These alternative operations were to be pursued as necessary in combination with other workovers until the Work Program required expenditure of $2,000,000 was met, and Strong was to drill, test and complete, if commercially viable, a minimum of two
(2)  new  wells  to  a  true  vertical  depth  ("TVD") not to exceed 5,500 feet.

     Under the original Development Agreement, Strong was entitled to receive a Partial Assignment of the interests we originally purchased from JMI Energy, Inc., if Strong completed the Work Program before December 31, 2005, expended no less than two million dollars ($2,000,000) in accordance with the terms of the Work Program, did not breach the Development Agreement, and had no outstanding debt which would or could support a lien on the Prado Field interests. However, none of the required tasks were completed in accordance with the original required schedule. While, we were not legally required to provide an additional extension to Strong, we did sign an extension in December 2005, which provided an extension for Strong to accomplish the required Work Program until March 31, 2006. On March 22, 2006 the Company sent notice to Strong that it was unwilling to provide any further unconditional extensions.

     On April 6, 2006 a new Extension Agreement was executed between the Company, Aquatic and Strong with an effective date of March 31, 2006, which extended the deadline for Strong's required accomplishment of all of Work Program which was revised by the Extension Agreement until 5:00 p.m. September 21, 2006 (the "Extended Deadline"). The "Revised Work Program" changed the original Work Program, to require Strong to drill, test and complete, if commercially viable, a minimum of two (2) new wells to a true vertical depth ("TVD") not to exceed 4,000 feet; to require Strong to perform casing integrity operations on certain wells described in the Development Agreement, and to plug and abandon wells that are not commercial to workover; and to require Strong to complete a minimum of five workovers on various wells described in the Development Agreement.

     Under the Extension Agreement, the Development Agreement was modified as follows with respect to our interests and rights:

A. We shall, during and after the Revised Work Program, assuming such Revised Work Program is completed, retain a twenty-five percent (25%) working interest (as opposed to the 12.5% working interest previously provided under the Development Agreement) in the Prado Assets. Accordingly, the Partial Assignment, instead of being 87.5%, shall be 75% of the working interest and effective April 1, 2006, we shall be entitled to twenty-five percent (25%) of all net production proceeds;

B. We shall have the option with Aquatic, or if Aquatic elects not to, then by our self, to acquire up to an additional fifteen percent (15%) working interest in the Prado Assets for $20,000 per percentage point of working interest acquired, which if exercised in full, would make sure the owner of a 40% working interest in the Prado interests;

C. Strong and we agreed that if we and Aquatic, or if Aquatic elects not to, then just us, shall have an option to acquire up to fifty-percent (50%) of any interest in certain additional acreage leased from the Kenedy Foundation by Strong in return for paying Strong one-half of any lease bonus actually paid by Strong for such acreage. This right shall survive the termination and/or completion of the Extension Agreement and/or the Development Agreement; and

D. In the event that Strong shall elect to drill one or more of the two wells it is obligation to drill on any newly acquired acreage and we have exercised our right to acquire fifty-percent (50%) of such newly acquired acreage, then we, with respect to our fifty-percent (50%) working interest and if and to the extent that we elect to participate, shall be obligated to pay only for twenty-five percent (25%) of the drilling and completion expenses associated with the well(s).

     Strong acknowledged that its failure to perform each and every one of the task associated with the Revised Work Program on or before the Extended Deadline shall result in Strong not being able to earn any assignment in the Prado Assets and as such, Strong will be required to redeliver to the Company all of the property and documents associated with the Prado Assets in accordance with the original terms of the Development Agreement.

     If Strong is not entitled to the assignment, Strong's rights will terminate with respect to any and all producing wells associated with the Prado Assets, effective September 21, 2006, and Strong shall execute a release of rights indicating that it does not own or claim any interest in the Prado Assets. Additionally, all right title and interest in any and all equipment installed on the Prado Assets shall become our property and our partner Aquatic.

          OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY
                      DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE LAST THREE FISCAL YEARS OPERATED AND NON-OPERATED PROPERTIES:

                              2003     2004       2005
                           ---------  -------   --------
AVERAGE SALE PRICE OF OIL
(Per bbl.)                   $28.74    $39.78    $53.63

AVERAGE SALE PRICE OF GAS
(PER MCF)                    $ 4.04    $ 5.08    $ 7.10

ANNUAL 8/8THS GROSS OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

                              2003      2004     2005
                            Barrels   Barrels   Barrels
                           ---------  -------   --------
SAN MIGUEL CREEK FIELD      15,589    14,756     12,704

TENNA FIELD                 13,362     9,066      11,710
                           ---------  -------   --------
    ANNUAL TOTALS           28,951    26,121      24,414
                           =========  =======   ========

ANNUAL 8/8THS GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE
                                          --------
FISCAL YEARS:

                              2003      2004      2005
                           ---------  -------   --------
SARGENT SOUTH FIELD(MCF)    41,389    236,671    255,758


ANNUAL 8/8THS GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THE LAST THREE
                                  ------------
FISCAL YEARS:

                              2003       2004       2005
                           ---------  ---------  ----------
WISHBONE FIELD-
LINDHOLM HANSON
GAS UNIT(MCF)                    0    5,137,646  11,255,571

     The above table relates to the Company's interest in the Wishbone Field in McMullen County, Texas as of December 31, 2005. As of the date of filing this Report, the Company has a 15.2% working interest and a 12.214% net revenue interest.

OIL AND GAS ACREAGE

     In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's acreage position at December 31, 2005:

                            Developed                    Undeveloped
                    --------------------------     ------------------------
                     GROSS            NET           GROSS             NET
Jackson County, Tx        0            0             265              265

Jim Hogg County, Tx   1,280          640               0                0

Matagorda County, Tx  3,645        2,916               0                0

McMullen County, Tx     960          335               0                0

Waller County, Tx         0            0              25               13

Wharton County, Tx      100          100               0                0
                       =====        =====           =====           =====
Total                 5,985        3,991             290              278

     The Company's net undeveloped acreage which is subject to expiration over the next three years is approximately 100 % in 2006 and 0 % in 2007.

PRODUCTIVE WELLS

     The following table sets forth our gross and net productive oil and natural gas wells at December 31, 2005:

                      Producing  Oil  Wells       Producing  Gas  Wells
                       Gross          Net          Gross        Net
                    ------------- ------------  ----------- -----------
Jim Hogg County, Tx     2               1            0           0

Matagorda County, Tx    0               0            5           4

McMullen County, Tx     7               7           10          1.52

Waller County, Tx       0               0            0           0

Wharton County, Tx      2               2            0           0
                     =======         =======      ========    =======
     TOTAL             11              10           15          5.52

DRILLING  ACTIVITY:

     The following table sets forth the results of our drilling activities over the last year.:

                                        Oil  Wells          Gas  Wells
                                       Gross     Net       Gross    Net
                                      -------  -------    -------  ------
Exploratory Wells-Productive(1)(2):      0        0          4     .608

Exploratory Wells-Non-productive(1)(3):  1       .5          1     .0419

Development Wells:                       0       .0          0     .0
                                      -------  -------    -------  ------

(1) An exploratory well is a well drilled either in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the know limits of a previously discovered reservoir. A development well is a well drilled with the presently proved productive area of an oil or natural gas reservoir, as indicated by reasonable interpretations of available data, with the objective of completing in that reservoir.
(2) A productive well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
(3) A non-productive well is an exploratory or development well that is not a producing well.

SIGNIFICANT  OIL  AND  GAS  PURCHASERS  AND  PRODUCT  MARKETING

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the year ended December 31, 2005, we had three purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties: Flint Hills Resources purchased 100% of our crude oil production on a month to month competitive contract basis and two separate purchasers accounted for 79% and 20% of sales of our natural gas production, respectively.

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

ITEM 3.  LEGAL PROCEEDINGS

     On November 5, 2004, our former transfer agent, Corporate Stock Transfer, Inc. ("Corporate"), filed a lawsuit for $4,535.25 against us in Denver, Colorado relating to the payment of fees associated with stock transactions and termination fees. On December 13, 2004, we filed a counterclaim against Corporate in the 11th District Court of Texas, alleging breach of contract and breach of fiduciary duty. On or about December 28, 2005, we finalized and made final payment on a Settlement Agreement and Mutual Release with Corporate, whereby, we and Corporate agreed to release, acquit and forever discharge each other, each others current and former agents, officers, directors, servants, attorneys, representatives, successors, employees and assigns from any and all rights, obligations, claims, demands and causes of action, whether in contract, tort, under state and/or federal law, or state and/ or federal securities regulations, whether asserted or unasserted, whether known or unknown, suspected or unsuspected, arising from or relating to the disputes which we had or the lawsuits described above. In connection with the Settlement Agreement and Mutual Release, we agreed to pay Corporate $2,750 and Corporate and we agreed to dismiss our lawsuits against each other with prejudice, which lawsuits have since been dismissed.

     In February 2005, we received correspondence from four individuals who are our former employees, which alleged that we owed those former employees approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans and interest. We denied the individual's claims, but choose to enter into a Settlement, Release and Indemnification Agreement with three of the four individuals in July 2005. In consideration for us issuing those individuals an aggregate of 58,000 restricted shares of our Common Stock, those three individuals agreed to acquit, release and forever discharge us, our principals, directors, officers, shareholders, employees, agents, representatives, successors, insurers and attorneys from any all claims, remedies, demands, debts, liens, causes of action or liabilities. We filed suit against the fourth individual, our former officer and Director, Hans Nehme, in October 2005, in Harris County, Texas, alleging that Mr. Nehme agreed to settle the claims by exchange of written correspondence on May 10, 2005, and later agreed upon the form of a final settlement, but failed to sign with the other three plaintiffs. In the lawsuit, we sought a declaratory judgment that Mr. Nehme breached his agreement to sign the release, and that the claims he continues to try to assert have been released by the release agreement Mr. Nehme agreed to enter into.

     Mr. Nehme filed suit against us on October 21, 2005, claiming $15,000 owed in connection with monies loaned to us, $113,733.42 in connection with accrued wages, $1,458 in 401(k) payments that Mr. Nehme claims he is due, and the loss of the value of the shares of our stock which he owns as a result of our reverse stock split effected in September 2004, as described under the section entitled "Description of Business" On November 11, 2005, Mr. Nehme filed an amended complaint, which removed his previous claim regarding the loss of the value of the shares of his stock which he owns as a result of our reverse stock split. On or about March 20, 2006, we entered into a Settlement and Release Agreement with Mr. Nehme (the "Nehme Settlement"). Pursuant to the Nehme Settlement, Mr. Nehme agreed to all necessary pleadings to dismiss his previously filed lawsuit against us, with prejudice and we agreed to pay Mr. Nehme $25,483.09 and to issue him 100,000 shares of our restricted common stock. Additionally, pursuant to the Nehme Settlement, we, Mr. Nehme, our agents, representatives, and assigns agreed to release, acquit and forever discharge each other, together and our employees, affiliates, representatives, assigns, and in Mr. Nehme's release of us, our directors and officers and parent and subsidiary organizations, from and against any and all claims, demands, obligations, liabilities and causes of action, of any nature whatsoever, at law or equity, asserted or unasserted, known or unknown, fixed or contingent, liquidated or unliquidated, including but not limited to Mr. Nehme's previously disclosed lawsuit against us. The Nehme Settlement, however, did not include the release by Nehme of any claim against any third parties in connection with his ownership of rights or interests in intellectual property that was previously possessed or owned by Vertica
Software, Inc., which was our former name up to the date of the Exchange, described above.

     On or about December 23, 2005, we finalized a Settlement Agreement with William F. Mason, our former Chief Executive Officer and Director ("Mason" and the "Mason Settlement"). In connection with the Mason Settlement, we and Mason agreed to rescind the Agreement between us and ERC Solutions, Inc. ("ERC"), our wholly owned subsidiary, which was entered into in March 2005, and which provided for ERC to indemnify us against certain liabilities, and to rescind certain provisions of the Reorganization (as defined below) and related agreements entered into between us and Mason; we and Mason agreed to release, acquit, and forever discharge each other from any and all claims, debts, demands, actions, cause of actions, suits, contracts, agreements and liabilities whatsoever, in law or equity (other than the terms of the Mason Settlement) and other than those claims or liabilities which arise or relate to any business operated by Mason for the period from October 1, 2004 forward; and Mason agreed to make himself available and help the Company in connection with any subsequent claims or lawsuits made against the Company which date back prior to the September 30, 2004 Plan of Reorganization ("Reorganization") entered into between the Company and Century Resources, Inc. In connection with the Mason Settlement, Mason agreed to convert his 5,000 shares of Series A Preferred Stock into 1,100,000 shares of our common stock, which shares were previously convertible into 1,500,000 shares of our Common Stock, as each share of Series A Preferred Stock was able to convert into 300 shares of our Common Stock.
Additionally, the Mason Settlement amended the Agreement and Plan of Distribution ("Distribution Agreement") entered into in connection with the Reorganization, to remove the requirement that the shares of common stock of ERC be registered and distributed to our shareholders of record as of the prior distribution date. As a result of this amendment, it is unlikely that a Registration Statement will be filed to register and distribute the shares of ERC. Mason has since been issued the 1,100,000 shares of common stock pursuant to the Mason Settlement.

     In February 2006, the Board of Directors approved the dissolution of ERC Solutions, Inc., one of our former wholly owned subsidiaries. The State of Delaware authorized the dissolution on February 9, 2006.

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

                                         BID PRICES(1)
             QUARTER ENDED          HIGH             LOW
             -------------          ----             ---

             December 31, 2005      $0.50           $0.15
             September 30, 2005     $0.57           $0.325
             June 30, 2005          $1.70           $0.53
             March 31, 2005         $1.75           $0.70

             December 31, 2004      1.25            $0.55
             September 30, 2004(1)  1.30            $0.06
             June 30, 2004          1.90            $0.70
             March 31, 2004         3.40            $1.10

(1) The Company affected a 1 for 100 reverse stock split effective September 30, 2004, and the bid prices for the quarters ended March 31, 2003 to September 30, 2004 retroactively reflect this split.

     There were 476 holders of record of the common stock as of March 31, 2006. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 19, 2005, we issued 1,100,000 shares of our restricted common stock to William F. Mason, in connection with his conversion of 5,000 shares of our Series A Convertible Preferred Stock pursuant to the Settlement Agreement entered into between us and Mason on December 19, 2005 (described in greater detail above). We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

     On December 30, 2005, we granted Laurus the December Option, which allows Laurus to purchase up to 5,061,392 shares of our common stock at an exercise price of $0.001 per share. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section
(k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

     In March 2006, we issued our former officer and employee, Hans Nehme, 100,000 restricted shares of our restricted common stock in connection with our entry into a Settlement and Release Agreement with Mr. Nehme, as described above under Item 1.01, Description of Business, "Recent Events," and Item 3, Legal Proceedings. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

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

                               PLAN OF OPERATIONS
OVERVIEW

     During 2005, we enjoyed the benefit of strong oil and gas price increases as the year progressed. We also grew our operations externally through two successful acquisitions of mineral interests in a producing gas property known as the Lindholm-Hanson Gas Unit & Wells ("L-H Gas Unit"), located south of San Antonio, Texas. A third acquisition of working interest in the same property was also completed early in January 2006. Our consolidated balance sheet as of December 31, 2005, reflects approximately $29 million in total assets; and our total oil and gas proved reserves as of January 1, 2006 are 1,464,667 equivalent barrels, of which 1,110,166 equivalent barrels were contributed by the first two L-H Gas Unit acquisitions.

     We achieve production and proved reserve growth primarily through producing property acquisitions, followed by low-risk development generally funded by cash flow from operating activities. In a trend that began in 2004 and accelerated during 2005, prices for natural gas, natural gas liquids and oil increased significantly. The higher prices have led to increased activity in the industry and, consequently, rising costs. Drilling rig counts are at levels not seen since the last boom in the early 1980s and labor to run the rigs is in short supply. This was further aggravated by the damage in the Gulf of Mexico as a result of the August and September hurricanes. These cost trends have put pressure not only on our operating costs, but also our capital costs. With the increased activity, there is also increased demand for oil and gas properties which has resulted in higher acquisition prices.

     Like all oil and gas exploration and production companies, we face the challenge of natural production decline. An oil and gas exploration and production company depletes part of its asset base with each unit of oil and gas it produces. Despite this natural decline, we have been able to grow our production through acquisitions and development of existing fields, adding more reserves than we produce. Future growth will depend on our ability to continue to add reserves in excess of production.

     We were able to finance our acquisition growth by securing two debt instruments during 2005: a Convertible Note for $15.0 million and a Secured Term Note for $9.5 million. The Convertible Note contained freestanding and embedded derivatives which resulted in the recording of over $7 million in non-cash income due to the net decrease in the fair value of these derivative liabilities. This net decrease in fair value was primarily driven by a fall in the price of our common stock during the second half of 2005. Therefore, our results of operations in the future could be favorably or adversely affected by the change in our stock price, so long as the Convertible Note remains outstanding. The non-cash gain on the derivatives was substantially offset by $11.2 million of charges related to the Convertible Note, namely interest expense, amortization of discount and an early debt extinguishment related to the third amendment to the Convertible Note.

     We were also successful in reaching settlements on certain legal matters during 2005 and early 2006, arising from the reverse merger in 2004, which will provide for increased focus on oil and gas operations in 2006.

     Our goal for 2006 is to increase reserves by 100% to 150%. To achieve future production and reserve growth, we will continue to pursue acquisitions that meet our criteria, and to complete development projects in our inventory of potential drilling locations. Our 2006 development drilling budget is $4,700,000. While an acquisition budget has not been formalized, we plan to actively review additional acquisition opportunities during 2006. We cannot ensure that we will be able to find properties that meet our acquisition criteria, that we can purchase such properties on acceptable terms, or secure the necessary funding to close additional acquisitions.

OPERATED  PROPERTIES:

     As of December 31, 2005, we estimated that our daily deliverability was approximately 2,000 Mcf of gas per day, and 70 Bpd of crude oil on Company operated properties. Due to a subsequent work-over in Sargent South, as of March 1, 2006, our daily gas deliverability increased to 2,600 MCF of gas per day. We plan to continue our recompletion and drilling program on our owned and operated properties and undeveloped acreage throughout 2006 and beyond.

     During 2005, we continued interpretation of our 3-D seismic data base in Matagorda County, Texas. We received results of our first reprocessed seismic data in the first quarter of 2005 and completed the first phase of our structural and stratigraphic interpretation in the fourth quarter of 2005. We believe that the reprocessed 3-D seismic data allows us to better locate and optimize the structural placement of our new drilling locations.

     While it is extremely difficult to accurately forecast future production, we believe that our recompletion and drilling program in Matagorda County will provide long-term production growth potential and will be an important source of our reserve growth for the foreseeable future.

NON-OPERATED  PROPERTIES:

     On June 30, 2005, we closed the acquisition of the various non-operated working, term royalty and overriding royalty interests in the Wishbone Field in McMullen County, Texas, with an effective date for ownership of April 1, 2005. On September 19, 2005, we closed the acquisition of additional various non-operated working interests in the Wishbone Field in McMullen County, Texas, with an effective date for ownership of July 1, 2005. On January 3, 2006, we closed the acquisition of an additional working interest in the Wishbone Field in McMullen County, Texas with an effective date for ownership of October 1, 2005. The purchase of the June 2005, September 2005 and January 2006 interests are described in greater detail above under "Description of Business."

     As of December 31, 2005, we estimate that daily gas deliverability from Wishbone Field was approximately 40 MMCF of gas per day to the 8/8 ths interest, with net production to the Company's working interest (13.45%) of approximately
5.38  MMCF  of  gas  per  day.

     We believe this was a significant acquisition for us as we added considerable natural gas reserves, which we believe will increase our cash flow significantly. As of January 1, 2006, our third party engineers have attributed over 6.661 billion cubic feet of net proved gas reserves in the Wishbone Field to us, with approximately $46 million of undiscounted future net income attributed to our interests in the Wishbone Field. The acquisition of the Wishbone interest helped to increase our proved gas reserves by over 700% from a total of 1.0 billion cubic feet of gas to a total of over 8.0 billion cubic feet of gas.

     We currently have development plans in the Wishbone Field to drill additional new well locations to exploit proven, probable and possible gas reserves. In July 2005, drilling operations commenced on the Lindholm-Hanson Gas Unit #10 well, which reached total depth on July 21, 2005 and commenced production on August 15, 2005. In August 2005, drilling operations commenced on the Lindholm-Hanson Gas Unit #11 well, which commenced production on September 17, 2005. In September 2005, drilling operations commenced on the Lindholm Fee #1 well, which commenced production on October 10, 2005. In November 2005, drilling operations commenced on the Lindholm-Hanson Gas Unit #9 , which commenced production on December 17, 2005. In addition to these recent wells there is the possibility of two additional new locations to be drilled in 2006.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if: (a) it requires assumptions to be made that were uncertain at the time the estimate was made, and (b) changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. All other significant accounting policies that we employ are presented in the notes to the consolidated financial statements. The following discussion presents information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate.

Oil  and  Gas  Properties.  -

     We follow the successful efforts method of accounting for our investment in oil and natural gas properties. Under the successful efforts method, the costs of successful exploratory wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip developmental wells, including unsuccessful development wells, are capitalized. Other costs such as geological and geophysical costs and the drilling costs of unsuccessful exploratory wells are expensed.

All capitalized costs are accumulated and recorded separately for each field and allocated to leasehold costs and well costs. Leasehold costs are depleted on a units-of-production basis based on the estimated remaining equivalent proved oil and gas reserves of each field. Well costs are depleted on a units-of-production basis based on the estimated remaining equivalent proved developed oil and gas reserves of each field.

Proved  Reserve  Estimates.  -

     Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and work-over costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. When converting proved gas reserves to barrel of oil equivalent, we use a conversion factor of 6,000:1, or 6,000 cubic feet of gas equaling 1 barrel of oil.

Long-Lived  Assets  -

     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets, including oil and gas properties, used in operations when the estimated cash flows to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels, operating performance, and with respect to our oil and gas properties, future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas and other factors. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

Asset  Retirement  Obligations  -

     We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. We adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations effective January 1, 2003, as discussed in Note 2 to our Consolidated Financial Statements. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets ("asset retirement obligations" or "ARO"). Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. new well drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted-risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost; therefore, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

Derivatives  -

     We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF-19") and EITF No. 05-2 "The Meaning of 'Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.

     We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. As a result, our financial statements may fluctuate from quarter to quarter based on the change in fair value of the derivatives and therefore our consolidated financial position and results of operations may vary significantly from quarter to quarter, based on factors other than the Company's revenues and expenses.

     We utilize the Black-Scholes option-pricing model to determine the fair value of our freestanding derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. We also determined a fair value for our various embedded derivatives within our $15 million convertible note by using a layered discounted probability-weighted cash flow model. The assumptions used in both modeling techniques required significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates. The reader should reference
Note 5 in the "Notes to Consolidated Financial Statements" for further details in regards to our derivative liabilities.

     We have developed the following chart which shows the positive and negative effects on our net loss if there was a change in the value of our common stock at December 31, 2005, which was $0.17 per share. With the possibility of only the share price changing in the valuation of the derivative liabilities, the following chart shows the net effect on our net loss from a change of plus or minus a 10% or 50% of the value of our common shares on December 31, 2005.

                                         +10%          +50%          -10%        -50%
                                       -------       --------      --------    ---------
Possible company stock price             $.187          $.225         $.153        $.85
Increase (decrease) in fair value
 of the derivative liabilities*       $294,461     $1,483,673     $(293,027)  ($1,455,540)
                                       =======      =========      ========    =========

Extinguishment  of  Debt  -

     We follow the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") along with related interpretations from Emerging Issues Task Force No. 96-19 ("EITF No. 96-19"). The Task Force reached a consensus that an exchange of debt instruments with substantially different terms is a debt extinguishment and should be accounted for in accordance with paragraph 16 of SFAS No. 140. The Task Force also observed that a debtor could achieve the same economic effect by making a substantial modification of terms of an existing debt instrument. Accordingly, the Task Force reached a consensus that a substantial modification of terms should be accounted for like, and reported in the same manner as, an extinguishment of debt.

     From the debtor's perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different in the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. With the Third Amendment to the Convertible Note and the December Option, the Company feels that a substantial modification in terms of the Convertible Note has occurred. Upon further analysis, the Company has determined that a greater than 10% difference in the net present value of the remaining cash flows of both the original Convertible Note and the New Convertible Note has occurred. Therefore, the Company has extinguished the original Convertible Note, along with the related unamortized discounts and deferred loan costs, and recorded the New Convertible Note at its fair value on December 30, 2005. The extinguishment required the Company to record an extinguishment debt expense of $8,309,759.

Income  Taxes  -

     The amount of income taxes recorded by us requires the interpretation of complex rules and regulations of various taxing jurisdictions throughout the world. We have recognized deferred tax assets and liabilities for all significant temporary differences, operating losses and tax credit carryforwards. We routinely assess the realizability of our deferred tax assets and reduce such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We routinely assess potential tax contingencies and, if required, establish accruals for such contingencies. The accruals for deferred tax assets and liabilities are subject to a significant amount of judgment by us and we review and adjust routinely our estimates based on changes in facts and circumstances. Although we believe our tax accruals are adequate, material changes in these accruals may occur in the future, based on the progress of ongoing tax audits, changes in legislation and resolution of pending tax matters.

Stock-Based  Compensation.-

     On December 16, 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We  have  elected  the  modified  prospective  transition  method.

     In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for us on January 1, 2006.

Accounting  pronouncements

     In  March  2005,  the  Financial  Accounting  Standards  Board  issued FASB
Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations". Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred-generally upon acquisition, construction, or development and/or through the normal operation of the asset. We have adopted FIN No. 47 as of December 31, 2005.

     Adoption of this pronouncement did not have a significant effect on our 2005 consolidated financial statements, and we do not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

     In July 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting for Changes and Error Corrections" - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We are implementing this new standard as of January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or earnings.

RESULTS OF OPERATIONS:

Comparison of the Results of Operations for the Years Ended December 31, 2005 and 2004

Revenues -

Our revenues are summarized as follows for the year ended December 31:

                                                      2005              2004
                                                 ----------          ----------
Oil sales                                        $1,108,613          $  761,581
Gas sales                                         5,810,271             952,862
                                                 ----------          ----------
Oil and gas sales                                 6,918,884           1,714,443
Gain on sale of oil and gas interest                 98,181             101,138
Gain on sale to participate in future
  Property acquisitions                                                 290,000
                                                 ----------          ----------
          Total revenues                         $7,017,065          $2,105,581
                                                 ==========          ==========

     Our oil and gas sales are principally to two gas customers and one oil customer in the State of Texas. Oil and gas sales increased by approximately $5.2 million, or 304% for the year ended December 31, 2005, compared to oil and gas sales for the prior year, principally due to $4,615,334 of increased gas sales from our acquisitions of the Lindolm-Hanson Gas Unit (the "L-H Gas Unit"); increases of $400,205 in our oil production in our Herrera and Tenna fields; and $242,074 of increased gas production in our Sargent South field, during the year ended December 31, 2005, compared to the year ended December 31, 2004. For the year ended December 31, 2005, average oil prices per barrel were $53.63 as compared to average oil prices per barrel of $39.78 for the year ended December 31, 2004; and average gas prices increased from $5.08 per MCF for the year ended December 31, 2004, to $7.10 per MCF for the year ended December 31, 2005.

Expenses-

Our expenses comprised the following for the year ended December 31:

                                                      2005              2004
                                                 ----------          ----------
Operating expenses                               $1,168,124          $  634,445
Depreciation, depletion and amortization          2,177,485             335,586
General and administrative                        2,296,879           4,158,022
                                                 ----------          ----------
            Total expenses                       $5,642,488          $5,128,053
                                                 ==========          ==========

     Operating expenses (lease operating, production taxes and exploration costs) increased by $533,679, or 84% for the year ended December 31, 2005, compared to the year ended December 31, 2004, which increases were mainly attributed to additional production taxes of $346,456 and additional lease operating costs of $170,435 arising from the L-H Gas Unit Acquisitions.

     Depreciation, depletion and amortization increased by $1,841,899 for the year ended December 31, 2005, compared to the year ended December 31, 2004, due to the $22,315,018 increase in our depletable asset base in oil and gas properties as a result of our two acquisitions of interests in the L-H Gas Unit.

     General and administrative expenses decreased by $1,861,143, or 45%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, which decrease was primarily associated with greater consulting expenses during the year ended December 31, 2004, due to common stock issued for services.

Other Income (Expense)-

Other income (expense) consisted of the following for the year ended December
31:

                                                      2005             2004
                                                 ----------         ----------
Net decrease in fair value of derivative
    liabilities                                 $ 7,117,882        $         -
Loss on early extinguishment of debt             (8,309,759)                 -
Interest and amortization of discount
    on debt expense                              (3,872,265)          (250,590)
Vertica-related items                               312,895           (718,488)
All other, net                                      (22,154)                 -
                                                 ----------         ----------
          Other income (expense), net           $(4,773,401)        $  (969,078)
                                                 ==========         ==========

     The convertible note financing for the first acquisition of the L-H Gas Unit during the year ended December 31, 2005, comprised freestanding derivatives of warrants and options issued to the lender, and embedded derivatives relating to a conversion feature, a contract rate adjustment and an optional redemption provision which were bundled together into a single compound embedded derivative. These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our income statement. For the year ended December 31, 2005, the net decrease in fair value, or increase in income, by derivative was as follows:

Single compound embedded derivative within Convertible Note       $  675,637
Laurus Stock Option                                                3,571,005
Laurus Warrant                                                     2,871,240
                                                                   ---------
          Net decrease in fair value of derivative liabilities    $7,117,882
                                                                   =========

     The Black-Scholes Method is utilized in determining fair value of the Laurus Stock Option and Laurus Warrant. As a result of a decrease in the price of our common stock during the second half of 2005, the fair value of these derivative liabilities decreased sharply over the six month period beginning on the date they were issued and ending on December 31, 2005. A layered discounted probability-weighted expected cash flow method is used for determining the fair value of the single compound embedded derivative. The effect of the smaller initial assigned fair market value to the single compound embedded derivative, together with our stock price representing only one component of the methodology, resulted in the effect on income not being as great as the freestanding derivatives. So long as the Convertible Note remains outstanding, the quarterly mark-to-market adjustments to these derivative liabilities could produce wide fluctuations in our financial position and results of operations.

     On December 30, 2005, we executed a Third Amendment to the Convertible Note, whereby additional options were granted to the lender as consideration for a deferral of scheduled principal payments and registration "effectiveness" with the SEC. This amendment triggered an early extinguishment of the Convertible Note for financial reporting purposes, and resulted in a loss of $8,309,759, representing the fair value of the additional options granted and the change in fair value of the single compound embedded derivative and the extinguishment of the related unamortized discounts to the note and related deferred financing costs.

     Interest and amortization of discount on debt expense of $3,872,265 for the year ended December 31, 2005, primarily related to the Convertible Note and includes the following:

                                                                      2005
                                                                   ----------
Interest expense on notional balance                               $1,215,556
Accretion of note discount                                          2,034,910
Amortization of deferred loan costs                                   558,627
                                                                   ----------
Subtotal                                                            3,809,093
Other interest expense                                                 63,172
                                                                   ----------
Total interest expense                                             $3,872,265
                                                                   ==========

     The interest expense on notional balance during 2005 represents the stated interest on the Convertible Note, the Secured Term Note and a production payment loan from the prior year which was paid off in 2005.

     The accretion of note discount in 2005 refers to the accretion of the unamortized discount originally established for the derivative liabilities and financing cost paid to the lender at the inception of the Convertible Note, which is amortized over its life, 36 months.

     Amortization of deferred loan costs comprises financing fees paid to non-lenders in connection with the Convertible Note and Secured Term Note, which are capitalized as deferred financing costs, and amortized over their respective lives, or three years and six months.

     In connection with the reverse merger with Vertica Software, Inc., in September 2004, we assumed pre-merger liabilities of Vertica in the amount of $717,540, which liabilities were recorded in our results of operations for the year ended December 31, 2004. During 2005, we actively pursued resolution of these assumed liabilities through settlement and the passage of the statutory aging limits, whereby such amounts owed were reduced to $175,558 as of December 31, 2005. The change in the Vertica liabilities in the amount of $541,982 relates to $509,028 of other income, $7,434 cash payment for various prior year taxes and $25,520 in common stock for legal settlement of outstanding claims. Additionally, we incurred Vertica-related expenses subsequent to the merger in the amount of $196,133, which related to a settlement with outside consultants and legal and other consulting fees.

Income taxes-

     No federal income taxes have been paid since inception of the Company, due to our net operating loss carryforwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carryforwards, no provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.

Net Loss -

     The Company had a net loss of $3,398,824 for the year ended December 31, 2005, as compared to a net loss of $3,991,550 for the year ended December 31, 2004. It should be noted that approximately $7.1 million of gain from the net decrease in fair value of derivative liabilities was recorded in 2005 due to the mark-to-market accounting of our derivative liabilities. We also recorded an extinguishment of debt expense in 2005 of approximately $8.3 million due to the Third Amendment to the Convertible Note and the December Option which we believe triggered an extinguishment of the original Convertible Note. The Company also issued stock for services in the amount of $1,602,500 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents -

     We believe our cash and cash equivalents balance of $3,311,665 as of December 31, 2005, is sufficient to meet our working capital requirements in 2006. On January 3, 2006, we paid $1,855,749 to the seller in connection with the third acquisition of the L-H Gas Unit. The remaining cash and cash equivalents balance of $1,455,916 after consideration of the third acquisition, is anticipated to be supplemented by positive cash flows from operations with favorable demand and pricing of our oil and gas products. Furthermore, the six-month deferral of principal payments under the Convertible Note, together with the deferral of the Secured Term Note until January 2, 2007, will have a favorable effect on our projected 2006 cash flows. We also plan to pursue attractive financing opportunities to enable us to pursue our oil and gas exploration and production program, including external growth through acquisition.

Total Assets -

     We had total assets of $28,649,490 as of December 31, 2005, which included $6,247,902 of current assets, mainly comprised of $3,311,665 of cash and $2,387,004 of accounts receivable; $72,490 of land; $62,650 of equipment, net of $4,115 of accumulated depreciation; $22,177,965 of oil and gas properties net of accumulated depreciation of $2,934,821; and deferred loan costs of $88,483.

Working capital -

     At December 31, 2005, we had a working capital deficit of $1,130,315. Additionally, as of December 31, 2005, we had current liabilities of $7,378,217, which included $2,606,607 of notes payable relating to the Convertible Note and the Secured Term Note and $3,358,747 in derivative liabilities which are subject to wide fluctuations from quarter-to-quarter. Our current assets of $6,247,902 at December 31, 2005, are substantially liquid as they comprise cash and cash equivalents of $3,311,665 and accounts receivable of $2,387,004. We believe these current assets are sufficient, together with our anticipated positive cash flow from operations in 2006, to enable us to meet our financial obligations.

Liabilities -

     Total liabilities as of December 31, 2005 were $26,306,843, and included current liabilities of $7,378,217; notes payable in connection with amounts loaned to us by Laurus, less current portion and loan costs of $18,623,553; and asset retirement obligation of $305,073.

Off-balance sheet financing -

     We have not entered into any off-balance sheet financing arrangements.

Change in prices -

     Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond our ability to control or predict.

Inflation -

     Although certain of our costs and expenses are affected by the level of inflation, inflation has not had a significant effect on our results of operations since inception.

Cash flows-

Sources and Uses of Cash                                2005         2004
                                                    ----------    ----------
Net cash provided by /(used in)
  Operating activities                             $  2,044,147   $  642,205
  Investing activities                              (21,762,897)  (1,106,477)
  Financing activities                               22,577,634      840,476
                                                    ----------    ----------
Increase/(decrease) in cash and cash equivalents   $  2,858,884   $  376,204
                                                    ===========    =========

Year ended December 31,                                 2005          2004
                                                     ----------    ---------
Cash and cash equivalents                          $  3,311,665   $  452,781
                                                    ===========    =========

Operating activities -

2005

     Cash flows from operating activities of $2,044,147 for the year ended December 31, 2005, were adversely impacted by a net loss for the year ended

December 31, 2005, of $3,398,824 and benefited by non-cash charges to our results of operations for depletion, depreciation and amortization of $2,177,485 and stock for services of $1,602,500. The Company also benefited from positive cash flows in regards to the Convertible Note-related non-cash adjustments netting to $3,785,414 (change in fair value of derivative liabilities, the loss on early extinguishment of debt and accretion of discount and loan cost on debt), and changes in working capital components netting to $1,497,589, and other non-cash credits netting to $624,839 for the year ended December 31, 2005.

     For so long as the Convertible Note is outstanding, our cash flows from operations will be subject to wide fluctuations as a result of mark-to-market accounting of the derivative liabilities.

2004

     Cash flows from operating activities of $642,205 for the year ended December 31, 2004 were driven by non-cash charges, namely stock for services of $3,885,000, assumed Vertica liabilities in connection with the reverse merger of $717,540, and depletion, depreciation and amortization-$335,586; which more than offset the net loss for the year of $3,991,550, and other items including working capital components netting to $304,371. The assumption of Vertica liabilities is a one-time event; however, the issuance of stock for services occurred in both 2004 and 2005, as well as in 2006.

Investing Activities -

2005

     Cash flows used in investing activities of $21,762,897 for the year ended December 31, 2005, were primarily attributed to the first and second acquisitions of the L-H Gas Unit, which totaled $18,840,592. Additionally, we made capital expenditures for oil and gas properties of $2,639,997 during 2005 in accordance with our exploration and production program. Other investing activities netted to a cash outflow of $282,308 during the year ended December 31, 2005.

     In early January 2006, we completed a third acquisition of the L-H Gas Unit for approximately $1,700,000 million in cash, excluding an initial deposit of $189,000 paid in 2005. We will be pursuing other oil and gas properties in 2006 and beyond that meet our acquisition criteria. Additionally, we will continue to make capital expenditures in the exploration and production area to further exploit our oil and gas properties.

2004

     Cash flows used in investing activities of $1,106,477 for the year ended December 31, 2004, comprised our oil and gas program capital expenditures of $1,672,981, partially offset by proceeds received on the sale of one of our oil and gas properties of $569,983, and a minor capital expenditure of $3,479.

     These expenditures are expected to reoccur in the future based our planned oil and gas development program.

Financing activities -

2005

     Cash flows from financing activities of $22,577,634 for the year ended December 31, 2005, were generated from proceeds totaling $24,500,000 on the Convertible Note and Secured Term Note in connection with the first and second acquisitions of the L-H Gas Unit. These proceeds were reduced by the deferred financing costs paid at closing of $1,805,156, and retirement of existing long-term debt of $776,158. Additionally, our sale of unregistered common stock netted $655,273 of proceeds during the year.

     The Convertible Note contained freestanding and embedded derivatives which resulted in the recording of derivative liabilities with quarterly mark-to-market adjustments through earnings, which creates volatility in our financial position and results of operations. Additionally, these derivative liabilities have produced a higher effective interest rate when compared with the stated interest rate in the agreement.

     The Secured Term Note used to finance the second acquisition was originally due in March 2006, and we successfully refinanced the debt on a long-term basis in March 2006, whereby the maturity date of such Secured Term Note is now January 2, 2007. The amendment calls for interest and principal of the Secured Term Note to be paid monthly through 80% of the income received by the Company from our 5.4375% net revenue interest in the Second Acquisition. Such payments shall commence with gas sales received after March 1, 2006 for the production month of January 2006. The Company expects to pay approximately $1.1 million under this amendment during 2006.

2004

     Cash flows from financing activities of $840,476 for the year ended December 31, 2004, were principally generated from acquisition financing of $1,304,500 and proceeds from the sale of common stock of $467,630; which was partially offset by payments on long-term debt of $734,953 and other net cash outflows of $196,701.

OUTLOOK-

     Our objective in 2006 is to continue our profitability, whereby we generate positive cash flows from operations to meet our working capital requirements and service our debt, namely the principal and interest payments under the Convertible Note and the Amended Secured Term Note.

     Our strategy with respect to our capital program is to maintain a steady level of activity. We have plans to continue our redevelopment of our Sargent South Field, as well as continued discussions with possible joint interest partners regarding acquisitions of underdeveloped reserves. The L-H Gas Unit will continue its development plan with an additional drilling program for two new wells. We also continue to reevaluate our Herrera and Tenna fields for possible improvement in production through added development and exploration.

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

     We believe we can repay our $15,000,000 Secured Convertible Term Note and $9,500,000 Secured Term Note with Laurus, and interest thereon, with our current cash flows in connection with the sale of oil and gas, and that even after repaying the amounts owed to Laurus, we will be able to continue our planned oil and gas operations until approximately the end of 2006, assuming that our level of oil and gas production remains constant or expands and that the prices of oil and gas remain constant or increases. However, we may choose to purchase additional properties in the future, expand our oil and gas operations and/or may find substantially less oil and gas on our properties than we expect, which could force us to raise additional financing and/or scale back or curtail our business operations.

                        RISKS RELATING TO OUR OPERATIONS

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN AND DRILL, RECOMPLETE AND STUDY ADDITIONAL WELLS, WHICH FINANCING, IF WE ARE UNABLE TO
RAISE  MAY  FORCE  US  TO  SCALE  BACK  OR  ABANDON  OUR  BUSINESS  PLAN.

     We raised approximately $1,122,903 from the sale of our Common Stock under an exemption provided by Regulation S of the Securities Act of 1933 in 2004 and 2005; and raised $15,000,000 from the sale of a Secured Convertible Term Note to Laurus Master Fund, Ltd.; $3,675 from Laurus' exercise of a portion of the Option; and $9,500,000 from the sale of a separate Secured Term Note to Laurus in 2005. However, approximately $23,951,097 of the aggregate of $24,503,675 which was raised from Laurus, was immediately used to purchase interests in the Wishbone field, pay closing costs and fees in connection with the funding, and to repay amounts previously owed (as described in greater detail below under "Description of Business"). As a result, as of December 31, 2005, we had approximately $3,311,665 of cash on hand.

     We believe this cash on hand as of December 31, 2005, and the revenues which we expect to generate from the sale of oil and gas this year will allow us to pay our outstanding liabilities and continue our business operations through 2006. However, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we give any assurances that if found that the oil and/or gas will be commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, and the amount of money we receive from the sale of oil and gas, we may need to raise additional capital substantially faster than the one year, which we currently estimate such monies and production of oil and gas will last. As such, we may need to raise additional capital much sooner than the two year estimate which our management currently feels is reasonable. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can give no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

     In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note, later amended and replaced by the Restated Note, described above (the "Note"), which bears interest at the rate of 9.5% per year (as of March 22, 2006), which is subject to adjustment as described below under "Description of Business," and which is due and payable on June 30, 2008, and which $250,000 of principal is payable on the first day of each month beginning on July 1, 2006 and ending on June 30, 2008, at which time the remaining principal amount, of approximately $9,000,000 is due and payable. Additionally, on September 19, 2005, we sold
Laurus a separate Secured Term Note (the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, based on a 360 day year and is payable monthly in arrears through 80% of the production payments on our 7.5% working interest on the Lindholm-Hanson Gas Unit property purchased in September 2005. The Term Note is currently due on January 2, 2007. While, we do have sufficient cash on hand to pay the July 1, 2006 payment of $250,000 of principal on the Note, and have made our required payments of interest on the Term Note to date, there can be no assurance that we will continue to have sufficient funds to pay any principal or interest on the Note and Term Note when due. Additionally, we do not have funds available to repay the full $15,000,000 remaining on the Note and/or the $9,500,000 remaining on the Term Note as of the filing of this Report. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal, which we may not have sufficient funds to pay, and conversions) when due, and/or the interest on or the principal amount of the Term Note when due, if not sufficiently repaid through the production payments described above, we will be in default and Laurus may take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities"). As a result, we will need to raise or otherwise generate approximately $15,000,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our Common Stock) by June 30, 2008 and $9,500,000 to repay the Term Note (not including any interest which is accruing) by January 2, 2007. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE RELY HEAVILY ON EDWARD R. DESTEFANO, OUR SOLE OFFICER AND DIRECTOR, AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

     Our success depends upon the personal efforts and abilities of Edward R. DeStefano, our sole Director and our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. DeStefano and our ability to attract qualified contractors on an as-needed basis. We face continued competition for such contractors. We do have an employment contract with Mr. DeStefano which is effective for three years ending on August 30, 2008; however, we do not currently have any key man insurance on Mr. DeStefano. Mr. DeStefano is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. DeStefano and/or attract and retain such contractors in the future and/or that he will not terminate his employment agreement with us. The loss of Mr. DeStefano and/or our inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on our business and operations.

EDWARD R. DESTEFANO OWNS APPROXIMATELY 67.2% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

     Edward R. DeStefano, our sole director and sole executive officer, holds 37,500,000 shares of our Common Stock, representing approximately 67.2% of the outstanding shares of our Common Stock prior to our Form SB-2 offering (and which will represent approximately 37.9% of our outstanding Common Stock assuming the sale of all 43,060,789 of the shares issuable upon conversion of Laurus' Note and the exercise of Laurus' Warrant, Option and December Option, provided that Laurus may not convert the Note, or exercise the Warrant or Options if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock. This restriction, however, does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by Laurus, as Mr. DeStefano will likely continue to be our largest shareholder. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors you should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

BECAUSE OF THE SPECULATIVE NATURE OF OIL AND GAS EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO ADDITIONAL COMMERCIALLY EXPLOITABLE OIL OR GAS WILL BE FOUND AND THAT OUR BUSINESS WILL FAIL.

     The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that our properties contain commercially exploitable quantities of oil and/or gas. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or gas and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration and often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

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

     Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. In the short-term our production on a barrel of oil equivalent (BOE) is weighted towards natural gas and over the long term we believe that natural gas prices are likely to affect us more than oil prices because as of December 31, 2005 (on a BOE using 6 MCF equals 1 barrel of oil), more than approximately 92% of our current proved reserves were gas. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

     The value of the liabilities relating to the Laurus' Note, Warrant, Option, December Option and single compound embedded derivatives in our quarterly financial statements, as well as the net fair value of the Laurus Note, Warrant, Option, December Option and single compound embedded derivatives in our Statement of Operations, are subject to the changes in the trading value of our securities. As a result, our quarterly financial statements and results of operations may fluctuate quarter to quarter based on factors, such as the trading value of our common stock on the OTCBB and the amount of shares converted by Laurus in connection with the Note and exercised in connection with the Warrant, Option and December Option. Consequently, our liabilities and statement of operations may vary quarter to quarter, based on factors other than the Company's revenues and expenses.

                   RISKS RELATING TO THE COMPANY'S SECURITIES

A DEFAULT BY US UNDER THE SECURED CONVERTIBLE TERM NOTE, COMMON STOCK PURCHASE WARRANT, OPTION, OR THE SECURED TERM NOTE WOULD ENABLE LAURUS MASTER FUND, LTD., TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

     The Convertible Secured Term Note, Common Stock Purchase Warrant, Option and December Option, as well as the Secured Term Note are secured by Laurus by a continuing security interest in all of our assets, including without limitation, cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we own or at any time in the future may acquire right, title or interest to. As a result, if we default under any provision of the Note, Warrant, Option, December Option or Term Note, or fail to pay any amounts due to Laurus, Laurus may take control of substantially all of our assets. If this were to happen, we could be left with no revenue producing assets, and the value of our Common Stock could become worthless.

     Additionally, under the Stock Pledge Agreement between Laurus and us, entered into in connection with the June 30, 2005, Securities Purchase Agreement, we pledged all of the outstanding stock of our wholly owned subsidiary, Century Resources, Inc. ("Century"), as collateral for the Securities Purchase Agreement and Note. As a result, if we default under any provision of the Note, Warrant, Option, Term Note or any other agreement entered into in connection with the Closing, Laurus may take control of Century. If this were to happen, it could force us to abandon or curtail our business plan, and could result in our securities becoming worthless.

WE MAY BE REQUIRED TO PAY PENALTIES TO LAURUS MASTER FUND, LTD. UNDER THE REGISTRATION RIGHTS AGREEMENT, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF THE MONEY WE HAVE PREVIOUSLY RAISED.

     We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Note, Warrant and Option, pursuant to a Registration Rights Agreement, and such shares are being registered pursuant to an SB-2 Registration Statement. We originally agreed to give our best efforts to obtain effectiveness of this Registration Statement by October 28, 2005 (120 days from the date of the closing of the Securities Purchase Agreement), which date was extended to December 12, 2005, pursuant to an Amendment Agreement entered into with Laurus on November 4, 2005, to January 31, 2006, pursuant to a Second Amendment Agreement entered into with Laurus on December 14, 2005, and to July 1, 2006, pursuant to the Third Amendment Agreement entered into on December 30, 2005. If we do not obtain effectiveness of our SB-2 Registration Statement by the amended date, or such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of the Registration Statement, or our Common Stock is not listed or quoted, or is suspended from trading for a period of three days from the OTC Bulletin Board, which we have been unable to cure within 30 days of notice thereof, we will be forced to pay Laurus, as liquidated damages, an amount equal to the amount outstanding under the original principal amount of the Note times one-thirtieth (1/30) times 1.5% (which as of the date of this filing would be equal to approximately $7,500), per day that such event listed above exceeds the time period given. As a result, if we fail to obtain effectiveness of our SB-2 Registration Statement by July 1, 2006, or our Common Stock ceases to trade on the OTC Bulletin Board, we will be forced to pay substantial penalties to Laurus, which would cause us to spend a substantial amount of the money raised in connection with the sale of the Note and Term Note, and could force us to abandon or scale back our current planned operations.

THE NOTE, WARRANT, OPTION AND DECEMBER OPTION CONTAIN PROVISIONS WHEREBY LAURUS MASTER FUND, LTD. MAY HOLD MORE THAN 9.99% OF OUR COMMON STOCK, PROVIDED THEY PROVIDE US SEVENTY-FIVE (75) DAYS NOTICE OR AN EVENT OF DEFAULT OCCURS.

     Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock, the Note, Warrant. Option and December Option also contain provisions which provide for the 9.99% limit to be waived provided that Laurus provides us with 75 days notice of its intent to hold more than 9.99% of our Common Stock or if there is an event of default (as defined under the Note, Warrant, Option and/or December Option). As a result, if we receive 75 days notice from Laurus and/or an event of default occurs and our Registration Statement coving Laurus' securities is declared effective, Laurus may fully exercise the Warrant, Option and December Option and fully convert the Note, and become the beneficial owner of up to approximately 43.6% of our then outstanding Common Stock, not including the conversion of interest on the Note. If that were to happen, Laurus would have significant control over us, including the election of Directors and ability to cause or prevent a change in control and/or our business operations. If Laurus were to take control over approximately 43.6% of our outstanding Common Stock, it could force us to change our business focus, sell all or substantially all of our assets, or abandon our business plan. Any such event, if it were to occur would likely cause the value of our Common Stock to decline, and could lead to our Common Stock becoming worthless.

WE HAVE THE ABILITY TO ISSUE ONLY A LIMITED NUMBER OF SHARES AS WE HAVE AGREED PURSUANT TO THE CONVERTIBLE TERM NOTE, WARRANT AND OPTIONS WITH LAURUS, TO RESERVE A SUFFICIENT NUMBER OF SHARES OF OUR AUTHORIZED BUT UNISSUED COMMON STOCK TO ALLOW LAURUS TO FULLY CONVERT THE CONVERTIBLE TERM NOTE AND EXERCISE THE WARRANT AND OPTIONS.

     Pursuant to our Convertible Term Note, Warrant and Options with Laurus, we agreed to maintain a sufficient number of authorized but unissued shares, such that Laurus would be able to fully convert the Term Note, Warrant and Options. As of the filing of this report, and not including any accrued and unpaid interest on the Convertible Term Note, Laurus has the ability to convert the Convertible Term Note and exercise the Warrant and Options into an aggregate of approximately 43,060,789 shares of our common stock. We have 55,810,612 shares of common stock issued and outstanding as of the filing of this report, and have 100,000,000 shares of common stock authorized pursuant to our Articles of Incorporation. Additionally, we have granted 900,000 warrants to ECS, which if exercised will further decrease the amount of unreserved shares we have authorized under our Articles of Incorporation. As such, we are only able to issue a maximum of 228,599 shares of our common stock in connection with the issuance of stock for services, to settle claims and/or for other corporation purposes and still have enough shares of authorized but unissued common stock reserved for issuance to Laurus and ECS. If we issue more than 228,599 shares of our common stock prior to increasing our authorized shares of common stock, we may be found to be in default of the Convertible Term Note, Warrant and Options and may face penalties associated with such potential default. Our inability to issue shares of common stock to certain consultants, employees and/or in consideration for the repayment of debt or for services rendered may make it more costly for us to settle such debts and/or obtain and pay such consultants. While we currently have plans to seek shareholder approval to increase our authorized shares subsequent to the filing of this report, if we are unable to increase our authorized shares, we may be forced to pay cash instead of stock for certain services rendered, which could decrease our current assets and may force us to curtail some portion of our current business plans. Additionally, if we are not able to keep a sufficient amount of shares reserved for issuance to Laurus in connection with the conversion of the Convertible Term Note and exercise of the Warrant and Options, we may be liable to Laurus for a default of such agreements and may face substantial penalties.

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

     As of March 31, 2006, we had 55,810,612 shares of Common Stock issued and outstanding. We will register 59,982,563 shares of Common Stock pursuant to our Form SB-2 Registration Statement, which we are required to file within ten (10) business days of the date we file this Form 10-KSB, which registered shares will consist of 36,290,322 shares representing 150% of the shares which Laurus' Secured Convertible Term Note is convertible into at the current conversion price of $0.62 per share; 10,222,784 shares underlying Laurus' Option, which is exercisable at a cost of $0.001 per share (of which a portion of our Option was exercised to purchase 3,675,000 shares of our Common Stock for an aggregate consideration of $3,675); 5,061,392 shares underlying the December Option, as described above, which is exercisable at a cost of $0.001 per share; 7,258,065 shares underlying Laurus' Common Stock Purchase Warrant and 900,000 shares underlying Energy Capital Solutions, LP's warrants to purchase 900,000 shares of our Common Stock, which are both exercisable at $0.80 per share; and 250,000 shares of our Common Stock which are held by Core Concepts, LLC. Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock (unless Laurus gives us 75 days notice and/or an event of default occurs), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. As a result, as sequential conversions and sales take place, the price of our Common Stock may decline to the detriment of our then shareholders. All of the shares issuable upon conversion of the Note, Warrant, Option and December Option, may be sold without restriction once our Registration Statement is declared effective and the sale of these shares may adversely affect the market price of our Common Stock.

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

IF WE CONTINUE TO BE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

     Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
New Century Energy Corp.

We have audited the accompanying consolidated balance sheet of New Century Energy Corp. (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Century Energy Corp. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.


HELIN, DONOVAN, TRUBEE & WILKINSON, LLP

/s/ Helin, Donovan, Trubee & Wilkinson, LLP

March 16, 2006
Houston, Texas

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Century Energy Corp.
Houston, Texas

We have audited the consolidated statements of operations, stockholders' equity (deficit) and cash flows of New Century Energy Corp. for the year ended December 31, 2004. These financial statements are the responsibility of New Century's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of New Century Energy Corp. for year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the consolidated financial statements have been restated.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 22, 2005
(November 11, 2005 as to the effects of the restatement discussed in Note 2)

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2005

ASSETS
Current Assets
  Cash                                                                $ 3,311,665
  Accounts receivable                                                   2,387,004
  Inventory                                                                47,790
  Drilling and completion advances                                        262,343
  Prepaid expenses and other                                              239,100
                                                                       ----------
  Total Current Assets                                                  6,247,902
                                                                       ----------
Land                                                                       72,490
Equipment, net of $4,115 accumulated depreciation                          62,650
  Oil and gas properties, net of accumulated depletion,
  depreciation, and amortization of $2,934,821, using
  successful efforts method of accounting                              22,177,965
Deferred loan costs                                                        88,483
                                                                       ----------
TOTAL ASSETS                                                          $28,649,490
                                                                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                    $   690,488
  Accrued liabilities                                                     546,817
  Liabilities related to purchase of Vertica shell                        175,558
  Current portion of notes payable                                      2,606,607
  Derivative liability for Laurus Warrant                                 797,059
  Derivative liability for Laurus Stock Option                          1,112,447
  Single Compound Embedded Derivatives within Convertible Note            589,327
  Derivative liability for Laurus December Option                         859,914
                                                                       ----------
  Total Current Liabilities                                             7,378,217
                                                                       ----------
Notes payable, less current portion (net of unamortized
  discount and loan costs of $3,269,840)                               18,623,553
Asset retirement obligation                                               305,073
                                                                       ----------
Total liabilities                                                      26,306,843
                                                                       ----------
Contingencies                                                                   -

Stockholders' Equity
  Preferred stock, $.001 par, 20,000,000 shares authorized,
    Series A convertible preferred shares, 0 shares
    issued and outstanding                                                      -
    Series B convertible preferred shares, 2,000,000 shares
    designated, none issued                                                     -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 55,710,612 shares issued and outstanding                   55,711
  Additional paid in capital                                            9,873,043
  Retained deficit                                                     (7,586,107)
                                                                       ----------
  Total Stockholders' Equity                                            2,342,647
                                                                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $28,649,490
                                                                       ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                              NEW CENTURY ENERGY CORP.
                        (formerly  Vertica  Software,  Inc.)
                         CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                     Years  ended  December  31,  2005  AND  2004

                                                             2005          2004
                                                          ---------     --------
                                                                       (Restated)
Revenues
  Oil and gas sales                                     $ 6,918,884   $ 1,714,443
  Gain on sale of oil and gas interest                       98,181       101,138
  Gain on option to participate in future
    property                                                      -       290,000
                                                          ---------      --------
  Total Revenues                                          7,017,065     2,105,581
                                                          ---------      --------
Expenses
  Lease operating                                           640,455       516,253
  Production taxes                                          393,090       107,698
  Exploration costs                                         134,579        10,494
  Depreciation, depletion
    and amortization                                      2,177,485       335,586
  General & administrative                                2,296,879     4,158,022
                                                          ---------     ---------
  Total expenses                                          5,642,488     5,128,053
                                                          ---------     ---------
Operating income (loss)                                   1,374,577    (3,022,472)
                                                          ---------     ---------
Other income (expense)

  Net decrease in fair value of derivative
    liabilities                                           7,117,882             -
  Loss on early extinguishment of debt                   (8,309,759)            -
  Interest and amortization of discount on debt expense  (3,872,265)     (250,590)
  Purchase and write down of Vertica liabilities            509,028      (717,540)
  Other Vertica expenses                                   (196,133)         (948)
  Other income                                               64,708             -
  Other expenses                                           (104,492)            -
  Gain on sale of equipment                                  17,630             -
                                                          ---------      --------
  Total other income (expense)                           (4,773,401)     (969,078)
                                                          ---------      --------
Loss before income taxes                                 (3,398,824)   (3,991,550)
  Income tax expense (benefit)                                    0             0
                                                          ---------       -------
  NET LOSS                                              $(3,398,824)  $(3,991,550)
                                                         ==========    ==========

Loss per share                                                $(.07)        $(.11)
                                                               ====          ====

Weighted average common shares
  used in computing basic loss per share                 50,961,205    37,694,704
                                                         ==========    ==========

Diluted loss per share                                        $(.13)        $(.11)
                                                               ====          ====

Weighted average common shares
  used in computing diluted loss per share               54,275,225    37,694,704
                                                         ==========    ==========

       The  accompanying  notes  are  an  integral  part  of  these consolidated financial  statements.

                                                   NEW CENTURY ENERGY CORP.
                                               (formerly Vertica Software, Inc.)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            Years Ended December 31, 2005 and 2004

                                       Series A                                       Additional      Retained
                                     Preferred Stock           Common Stock             Paid In       Earnings
                                  Shares       Amount        Shares      Amount         Capital       (Deficit)        Totals
                                 --------    ----------    ----------  ----------    ------------   -----------     -----------
Balances,
December 31, 2003 (restated)            -     $       -    37,500,000     $37,500    $   (25,950)   $   (194,638)   $ (183,088)

Conversion of debt                  5,000             5             -           -              -               -             5
Reverse merger                          -             -       484,559         485           (490)              -            (5)
Stock for services                      -             -     5,550,000       5,550      3,879,450               -     3,885,000
Stock for cash                          -             -     1,099,107       1,099        466,531               -       467,630
Stock for debt                          -             -       856,000         856        427,144               -       428,000
Imputed interest                        -             -             -           -          7,076               -         7,076
Net loss                                -             -             -           -              -      (3,991,550)   (3,991,550)
                                 --------    ----------    ----------  ----------    -----------    ------------     ---------

Balances,
December 31, 2004 (restated)        5,000             5    45,489,666      45,490      4,753,761      (4,186,188)      613,068

Stock for cash                          -             -     1,721,946       1,722        653,551               -       655,273
Stock for services                      -             -     2,300,000       2,300      1,600,200               -     1,602,500
Stock for debt                          -             -        46,000          46         29,954               -        30,000
Stock for property                      -             -     1,320,000       1,320        830,280               -       831,600
ECS Warrant issued                      -             -             -           -        326,577               -       326,577
Options exercised                       -             -     3,675,000       3,675      1,653,258               -     1,656,933
Stock for legal
  settlement                            -             -        58,000          58         25,462               -        25,520
Stock for conversion
  of preferred stock               (5,000)          (5)     1,100,000       1,100              -          (1,095)            -
Net loss                                -            -              -           -              -      (3,398,824)   (3,398,824)
                                 --------    ----------    ----------  ----------    -----------    ------------     ---------
Balances,
December 31, 2005                       -    $       -     55,710,612     $55,711    $ 9,873,043    $ (7,586,107)   $2,342,647
                                 ========    ==========    ==========  ==========    ===========    ============    ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended December 31, 2005 and 2004

                                                             2005          2004
                                                          ----------     --------
                                                                        (Restated)
Cash flows from operating activities
  Net loss                                               $(3,398,824) $(3,991,550)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation, depletion and amortization               2,177,485      335,586
    Liabilities incurred (subsequent write off)
     on purchase of Vertica shell                           (509,028)     717,540
    Gain on sale of oil and gas properties                   (98,181)    (101,138)
    Gain on sale of equipment                                (17,630)           -
    Gain on option to participate in future
     property acquisitions                                         -     (290,000)
    Imputed interest                                               -        7,076
    Stock for services                                     1,602,500    3,885,000
    Loss on early extinguishment of debt                   8,309,759
    Net decrease in fair value of derivatives             (7,117,882)           -
    Accretion of discount and loan
     cost on debt to interest expense                      2,593,537            -

  Changes in:
    Accounts receivable                                   (2,293,664)      26,258
    Inventory                                                 17,913      (65,703)
    Prepaid expenses and other                              (174,716)     (64,384)
    Accounts payable                                         427,113      120,540
    Accrued liabilities                                      514,508       42,439
    Asset retirement obligation                               11,257       20,541
                                                          ----------    ---------
  Net cash provided by operating activities                2,044,147      642,205
                                                          ----------    ---------

Cash flows from investing activities
  Drilling advances                                         (262,343)           -
  First Acquisition of Lindholm Hanson Gas Unit
   and Wells, net of cash acquired                       (10,394,361)           -
  Second Acquisition of Lindholm Hanson Gas Unit
   and Wells, net of cash acquired                        (8,446,231)           -
  Capital expenditures on oil and gas properties          (2,639,997)  (1,672,981)
  Proceeds from sale of oil and gas property
   and equipment                                             115,811      569,983
  Purchase of land                                           (72,490)           -
  Purchase of equipment                                      (63,286)      (3,479)
                                                          ----------    ---------
  Net cash used in investing activities                  (21,762,897)  (1,106,477)
                                                          ----------    ---------
Cash flows from financing activities
  Proceeds from acquisition financing                     24,500,000    1,304,500
  Proceeds from the sale of common stock                     655,273      467,630
  Proceeds from the exercise of Laurus options                 3,675            -
  Payments to reduce long-term debt                         (776,158)    (734,953)
  Payments for deferred loan costs                        (1,805,156)           -
  Investor payments received for drilling                          -      (27,578)
  Repayments to sole shareholder                                   -     (169,123)
                                                          ----------    ---------
Net cash provided by financing activities                 22,577,634      840,476
                                                          ----------    ---------
Net increase in cash                                       2,858,884      376,204

Cash at beginning of the year                                452,781       76,577
                                                          ----------    ---------

Cash at end of the year                                  $ 3,311,665    $ 452,781
                                                          ==========     ========

Supplemental disclosures of cash flow information:

Interest paid                                           $ (1,100,220)   $(250,590)
Income taxes paid                                                  -            -

Supplemental disclosures of noncash investing and financing activities (See Notes 11 and 12)

       The accompanying notes are an integral part of these consolidated financial statements.

                            NEW CENTURY ENERGY CORP.
                        (formerly Vertica Software, Inc.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION AND BUSINESS

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

Since the date of the Exchange, the Company has focused on oil and gas exploration and production. The Company's major business focus for the year 2005 was to make two acquisitions of mineral interests in the Lindholm Hanson Gas Unit and Wells ("L-H Gas Unit"). The primary reason for the two acquisitions was to add to our "Proved" developed and undeveloped reserves as well as generate significant future cash flows for the Company.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

The consolidated financial statements include the accounts of New Century Energy Corp., its wholly owned subsidiaries, and its proportionate share of the assets, liabilities, revenues and expenses. All significant intercompany accounts and transactions have been eliminated in consolidation.

2004  Restatement

In December 2005, the Company restated its consolidated balance sheet, statement of operations, statement of stockholders' equity, statement of cash flows, and summary of accounting policies in connection with its audited consolidated financial statements as of December 31, 2004 and 2003. The restatements include adjustments to (a) record the asset retirement obligation effective as of January 1, 2003 and the depreciation and depletion and accretion expenses related thereto; and (b) correct an error in the calculation of depreciation and depletion of certain oil and gas properties in 2004. Additionally, the Company added a note to the consolidated financial statements regarding the Company's benefit plans. The Company also revised notes to the consolidated financial statements to clarify the nature of its operations and organization, and updated its subsequent events. The Supplemental Oil and Gas Information note was updated with additional language regarding the Company's (a) capitalized costs incurred in property acquisition, exploration, and development activities as of December 31, 2004, and (b) costs incurred for property acquisition, exploration, and development activities.

Use  of  estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash  and  Cash  Equivalents

For purposes of the statements of cash flows, cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less.

Concentration  of  credit  risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the federal insured limit of $100,000 from time to time and exceeded that balance at December 31, 2005 by $3,518,641. The terms of these deposits are on demand to minimize risk. We have not incurred losses related to these deposits.

Revenue  recognition  and  accounts  receivable

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.

The Company periodically reviews its accounts receivable for collectibility, and has determined that no allowance for doubtful accounts is warranted at December 31, 2005.

Inventory

The Company carries small inventories of crude oil in its pipelines from the well to the purchaser of its product. Crude oil inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges (including depreciation) directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Inventories of materials and supplies are valued at cost or less.

Oil  and  gas  properties

We follow the successful efforts method of accounting for our oil and gas activities, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. As of December 31, 2005, we have no capitalized costs for exploratory wells pending determination of proved reserves. We generally pursue acquisition and development of proved reserves as opposed to exploration activities. A significant portion of the property costs reflected in the accompanying consolidated balance sheet are from acquisitions of proved properties from other oil and gas companies.

Depreciation, depletion and amortization of proved producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves. Other property and equipment is generally depreciated using either the unit-of-production method for assets associated with specific reserves or the straight-line method over estimated useful lives which range from 3 to 40 years. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

If conditions indicate that long-term assets may be impaired, the carrying value of the property is compared to management's future estimated pre-tax cash flow from properties generally aggregated on a field-level basis. If impairment is necessary, the asset carrying value is written down to fair value. Cash flow estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant unproved properties is assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis. The Company has not capitalized any interest in 2005 relating to expenditures for significant exploration and development projects.

Long-lived  assets

Long lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amount or fair value less cost to sell.

Other  assets

Other assets primarily include deferred loan costs that are amortized to interest expense over the term of the related debt.

Derivative  instruments

New Century accounts for all derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Derivative financial instruments are recorded as liabilities in the consolidated balance sheet and are measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, New Century estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

New Century utilizes the Black-Scholes option-pricing model to determine the fair value of its freestanding derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. We also determined a fair value for our various embedded derivatives within our $15 million convertible note by using a layered discounted probability-weighted cash flow model. The assumptions used in both modeling techniques required significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates. The reader should reference
Note 5 for further details in regards to our derivative liabilities.

Extinguishment  of  Debt  -

We follow the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") along with related interpretations from Emerging Issues Task Force No. 96-19 ("EITF No. 96-19"). The Task Force reached a consensus that an exchange of debt instruments with substantially different terms is a debt extinguishment and should be accounted for in accordance with paragraph 16 of SFAS No. 140. The Task Force also observed that a debtor could achieve the same economic effect by making a substantial modification of terms of an existing debt instrument. Accordingly, the Task Force reached a consensus that a substantial modification of terms should be accounted for like, and reported in the same manner as, an extinguishment of debt.

From the debtor's perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the net present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. With the Third Amendment to the Convertible Note and the December Option, the Company feels that a substantial modification in terms of the Convertible Note has occurred. Upon further analysis, the Company has determined that a greater than 10% difference in the net present value of the remaining cash flows of both the original Convertible Note and the New Convertible Note has occurred. Therefore, the Company has extinguished the original Convertible Note, along with the related unamortized discounts and deferred loan costs, and recorded the New Convertible Note at its fair value on December 30, 2005. The extinguishment required the Company to record an extinguishment debt expense of $8,309,759.

Asset  retirement  obligation

For asset retirement obligations, we follow SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible long-lived asset, including the asset retirement cost, is depreciated over the useful life of the asset.

Asset retirement obligations primarily relate to the potential abandonment of oil and gas producing facilities. The fair value of the asset retirement obligation is recognized in the period in which the liability is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations include costs to dismantle and relocate wells and related structures, and restoration costs of land, including those leased. Depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation are recorded over time. The depreciation on the capitalized asset will generally be determined on a unit-of-production basis, while the accretion of the liability will be recognized over the life of the producing assets.

Contingencies

We account for loss contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." Accordingly, when management determines that it is probable that an asset has been impaired or a liability has been incurred, we accrue our best estimate of the loss if it can be reasonably estimated. Our legal costs related to litigation are expensed as incurred.

Stock-based  compensation

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123 - "Accounting for Stock Based Compensation", which is measured as of the date required by EITF Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the "valuation date," which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period.

Income  taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. The effect of changes in tax rates is recognized in the period of enactment.

Loss  per  share

In accordance with SFAS No. 128, "Earnings Per Share," we report basic loss per common share, which excludes the effect of potentially dilutive securities, and diluted loss per common share, which includes the effect of all potentially dilutive securities unless their impact is antidilutive.

Fair  Value  of  Financial  Instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable and derivative liabilities. The fair values of our accounts receivable, accounts payable, notes payable and derivative liabilities, in our opinion, reflect their respective carrying amounts. We believe the fair value of the Convertible Note, as amended, reflects the amount as presented in Note 7 to the consolidated financial statements as of December 31, 2005.

Recent  accounting  pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004 - "SFAS No. 123(R)"), "Share-Based Payment", which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements. This pronouncement replaces SFAS No. 123, "Accounting for
Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." We are adopting SFAS No. 123(R) as of January 1, 2006 and, for stock awards on and after that date, we will be using the Black-Scholes model to value these stock awards which will then be recorded in our consolidated financial statements. We have previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby no compensation was recognized for most stock option awards. We expect that stock option grants will not be a significant part of employee compensation, and, therefore, SFAS No. 123(R) will not have a significant impact on our consolidated financial statements. We do not expect SFAS No. 123(R) to significantly change recorded compensation expense related to grants of performance and unrestricted shares. We are using the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005. As of December 31, 2005, the Company has no employee stock options outstanding.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 ("FIN No. 47"), "Accounting for Conditional Asset
Retirement Obligations - An Interpretation of FASB Statement No. 143." Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and /or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred - generally upon acquisition, construction, or development and /or through the normal operation of the asset. We have adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on our 2005 consolidated financial statements, and we do not expect this pronouncement to have a significant effect on our future reported financial position or results of operations.

In July 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting for Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." Under the provisions of SFAS No. 154, a voluntary change in accounting principles requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion NO. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We are implementing this new standard as of January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or results of operations.

Effective July 1, 2005, the Company adopted SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board ("APB") Opinion No. 29 ("SFAS 153"). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company's consolidated financial statements.

NOTE 3 - FIRST ACQUISITION OF MINERAL INTERESTS IN THE LINDHOLM HANSON GAS UNIT AND WELLS

We acquired certain working interests, overriding royalty interests, and term royalty interests, which together entitled New Century to a 6.2% working interest and a 5.464% net revenue interest in production from the L-H Gas Unit. New Century paid the sellers $10,753,255 in cash and also issued 1,320,000 shares of common stock towards the purchase price of the L-H Gas Unit. The fair market common share price was $.63 a share for this transaction. The common shares issued for the purchase were valued at $831,600. Also, the effective date of the agreement regarding the L-H Gas Unit's revenue and expenses was agreed upon by both New Century and the sellers as April 1, 2005. These revenues and expenses, which netted to $683,662, were accounted for as an adjustment to the purchase price.

The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed, which may be adjusted within one year of the purchase date for changes in estimates of their fair value.

Assets acquired:
     Cash                                                         $    246,745
     Accounts receivable                                               470,585
     L-H Gas Unit
        Leasehold costs                           $10,438,692
        Equipment                                     787,269
                                                   -----------      11,225,961
                                                                   -----------
Total assets acquired                                               11,943,291
Liabilities assumed
    Accounts payable                                                   107,299
    Accrued liabilities                                                  4,392
                                                                   -----------
Net assets acquired                                               $ 11,831,600
                                                                   ===========

A summary of the acquisition consideration at December 31, 2005 is as follows:

Purchase price                                                    $ 11,831,600
    Common stock issued (1,320,000 shares at $.63 per share)          (831,600)
     Cash received from the net of revenues and
       expenses from April 1 to June 30, 2005                         (683,662)
     Other closing costs                                                78,023
                                                                   -----------
Total acquisition consideration                                   $ 10,394,361
                                                                   ===========

NOTE 4 -SECOND ACQUISITION OF MINERAL INTERESTS IN THE LINDHOLM HANSON GAS UNIT AND WELLS

Acquisition  -

On September 19, 2005, New Century entered into a Purchase and Sale Agreement with certain "Sellers" whereby New Century agreed to purchase certain mineral interests that have been pooled together in the L-H Gas Unit for an aggregate purchase price of $8,750,000. The interests purchased total a 7.25 percent working interest and a 5.4375 percent net revenue interest in the leases. The effective date of the agreement regarding the L-H Gas Unit's revenues and expenses was agreed upon by both New Century and the Sellers as July 1, 2005. These revenues and expenses, which netted to $300,941, were accounted for as an adjustment to the purchase price.

The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed, which may be adjusted within one year of the purchase date for changes in estimates of their fair value.

Assets acquired:
     Accounts receivable                                          $    902,083
     L-H Gas Unit
        Leasehold costs                           $ 7,669,451
        Equipment                                     779,608
                                                   -----------       8,449,059
                                                                   -----------
Total assets acquired                                                9,351,142

Liabilities assumed
    Accounts payable                                                   341,453
    Accrued liabilities                                                259,689
                                                                   -----------
Net assets acquired                                               $  8,750,000
                                                                   ===========

This acquisition was financed by the Secured Term Note (See Note 6)

A summary of the acquisition consideration at December 31, 2005 is as follows:

Purchase price                                                      $8,750,000
Cash received from the net of revenues and
  expenses from July 1 to September 19, 2005                          (300,941)
Remaining payable for acquisition                                       (2,828)
                                                                   -----------
Total acquisition consideration                                     $8,446,231
                                                                   ===========

NOTE  5  -  FINANCING  FOR  THE  FIRST  ACQUISITIONS

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

The Convertible Note bears interest at the prime rate (as published in the Wall Street Journal) plus 2% (the "Contract Rate"). As of June 30, 2005, the Contract Rate was 8%. The interest on the Convertible Note shall be payable monthly, in arrears, commencing on September 1, 2005 (each monthly date being a "Determination Date"). Monthly principal payments of $250,000 were to commence January 1, 2006 along with any accrued and unpaid interest. On June 30, 2008 (the "Maturity Date"), New Century will pay Laurus an amount equal to the outstanding principal amount of the Convertible Note, plus any accrued and unpaid interest.

The Contract Rate shall be calculated on the last business day of each calendar month hereafter (other than for increases or decreases in the prime rate) until the Maturity Date and shall be subject to adjustment as follows: (i)New Century shall have registered the shares of the common stock underlying the conversion of the Convertible Note, the Laurus Stock Option and the Laurus Warrant on a registration statement declared effective by the Securities and Exchange Commission ("SEC") and (ii)the market price of the common stock as reported by Bloomberg, L.P. on the principal market for the five (5) trading days immediately preceding a Determination Date exceeds the applicable Fixed Conversion Price by at least 25%, the Contract Rate for the succeeding calendar month shall automatically be reduced by 100 basis points, or 1%, for each incremental 25% increase in the market price of the common stock above the applicable Fixed Conversion Price. In no event shall the Contract Rate at any time be less than zero percent.

The monthly amount of the Convertible Note payment may be made in cash or common stock. When the monthly amount is paid in cash, New Century shall pay Laurus an amount in cash equal to 102% of the cash portion of the payment. The monthly amount may be converted into shares of common stock. The shares will be issued to Laurus and the number shall be determined by dividing the portion of the monthly amount converted into shares of common stock, by the applicable Fixed Conversion Price of $0.62. The following criteria must be met in order to convert common stock for payment of the monthly amount. The average closing price of the common stock as reported by Bloomberg L.P. on the principal market for the five trading days immediately preceding such amortization date shall be greater than or equal to 110% of the Fixed Conversion Price, or $0.682. In addition, shares shall not be converted which would exceed the difference between (i)4.99% of the outstanding shares of common stock and (ii)the number of shares of common stock beneficially owned by Laurus. Finally, shares shall not be converted if the value of the shares exceeds twenty-five percent (25%) of the gross trading volume of the stock for the previous twenty-two (22) trading days.

The Company has a redemption option in regard to the Convertible Note and, if exercised, will pay 125% of the principal amount outstanding at the time of such prepayment up to the first anniversary date. If New Century exercises the redemption option after the first anniversary date but before the second anniversary date, the Company will pay 120% of the principal amount outstanding at the time of such prepayment. If New Century exercises the redemption option after the second anniversary date but before the Maturity date, the Company will pay 115% of the principal amount outstanding at the time of such prepayment.

The Convertible Note has a Registration Rights Agreement ("RRA") whereby New Century was to have its registration statement declared effective by the SEC no later than 120 days after the Closing (June 30, 2005). Further, New Century must maintain the registration statement in an effective status and not have the trading of its common stock suspended beyond a specified period. New Century is subject to a liquidated damages provision under the RRA, whereby it will be liable to pay 1.5% of the product of the original principal amount of the Convertible Note per month until the event is cured. As of this date, New Century's registration statement on Form SB-2 has not yet been declared effective by the SEC and withdrew its filing on December 30, 2005. The Company plans to refile the Form SB-2 upon the filing of this report. On November 4, 2005, New Century and Laurus executed an Amended Agreement, whereby the grace period for the registration statement being declared effective by the SEC was extended to December 12, 2005. On December 14, 2005, New Century and Laurus executed a Second Amended Agreement effective December 12, 2005, whereby the grace period for the registration statement being declared effective by the SEC was extended to January 31, 2006. On December 30, 2005, we entered into a Third Amended Agreement, which further deferred the grace period for the registration statement to be declared effective to July 1, 2006. As of December 31, 2005, no amount has been assessed or accrued for liquidated damages in New Century's accompanying consolidated balance sheet.

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

Events of default under the Convertible Note include, among other provisions, cross-default, bankruptcy, material adverse event, breach of Covenant, change in control, stock trading stop-order, and failure to deliver the common stock to Laurus free of restrictions and other conditions, whereby upon occurrence, Laurus may demand immediate repayment of the Convertible Note and accrued interest. Following the occurrence and during the continuance of an Event of Default, Laurus, at its option, may demand repayment in full of all obligations and liabilities owing by New Century. The default payment shall be 130% of the outstanding principal amount of the Convertible Note. Additionally, New Century must pay additional interest on the Convertible Note equal to 2% per month on all outstanding amounts until the events of default are cured or waived. Subsequent to June 30, 2005, the Company was in technical default of certain covenants within the Securities Purchase Agreement, including lack of timely filing of certain reports required to be filed with the SEC pursuant to the Exchange Act and effectiveness of its associated registration statement within 120 days of Closing. The Company obtained a waiver for these defaults through the Amended Agreement dated November 4, 2005 and the Second Amended Agreement dated December 14, 2005. As such, no amount has been accrued for liquidated damages, default payment or default interest in New Century's accompanying consolidated balance sheet as of December 31, 2005.

The Convertible Note is a hybrid instrument which contains both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS No. 133. The freestanding derivative financial instruments include the Laurus Warrant and the Laurus Stock Option, which were valued individually, and totaled $3,668,299 and $6,338,126, respectively, at inception on June 30, 2005. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and is referred to as the "Single Compound Embedded Derivatives Within Convertible Note". The single compound embedded derivative features include the conversion feature within the Convertible Note, the premium for cash payment, the early redemption option and the Contract Rate adjustment. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of $1,716,420 at inception on June 30, 2005. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note, or 36 months.

Additionally, the ECS Warrant also resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note. It was valued at $326,577 was allocated to additional paid-in capital, as it is not subject to the RRA.

New Century also incurred closing costs of $1,204,596 in connection with the closing of the Securities Purchase Agreement. Net fees and costs to non-lenders in the amount of $629,596 were capitalized as deferred loan costs at inception on June 30, 2005, and shall be recognized over the life of the Convertible Note, or 36 months, by using the effective interest method. The remaining financing costs of $575,000 paid to Laurus were recorded to unamortized discount on the Convertible Note and are amortized to interest expense over 36 months under the effective interest method.

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

Probability-Weighted  Expected  Cash  Flow  Methodology - at inception (June 30,
2005):

Assumptions                              Single  Compound  Embedded
                                     Derivatives  within  Convertible  Note
------------                  --------------------------------------------------
Risk  -  free  interest  rate                                         3.67%

Prime  rate                                                           6.00%
  Increasing  .25%  each  quarter  of  first  year

Timely  registration                                                 95.00%
  Increasing  by  1%  monthly  up  to  99%

Default  status                                                       5.00%
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

On June 30, 2005, New Century also granted Energy Capital Solutions, L.P., a three-year common stock Purchase Warrant ("ECS Warrant") to purchase 900,000 shares of New Century's common stock at an exercise price of $.80 per share, with piggyback registration rights pursuant to a finder's agreement in connection with the closing of the Securities Purchase Agreement between New Century and Laurus. The ECS Warrant allows Energy Capital Solutions, L.P. to purchase the shares until 5:00 PM CST, June 30, 2008. The ECS Warrant is not subject to the RRA and is expected to be settled in the Company's common stock.

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

Since the ECS Warrant is not subject to the RRA, the ECS Warrant was allocated to additional paid-in capital whereas the Laurus Stock Option, Laurus Warrant, December Option and the Single, Compound Embedded Derivatives within the Convertible Note have all been allocated to derivative liabilities.

Stock  option  agreement-

On June 30, 2005, in connection with the Securities Purchase Agreement, New Century granted an option to Laurus ("Laurus Stock Option") which vested immediately, to purchase any time or from time to time, up to 10,222,784 shares of New Century's common stock at an initial exercise price of an aggregate of $1.00. The Laurus Stock Option has an indefinite life per the terms of the Option. Each exercise of this Option by Laurus was limited to Laurus initially owning an aggregate maximum of 4.99% of the outstanding common stock of New Century. Laurus agreed under the agreement not to sell any shares of common stock exercisable upon exercise of the options until: (a) payment in full of all of the obligations and liabilities of New Century to Laurus under the Securities Purchase Agreement and Convertible Note have been paid in full and (b) the exercise of the Laurus Warrant; provided, however that Laurus may sell all or any portion of the common stock issuable upon the exercise of the Laurus Stock Option following an event of default. On July 25, 2005, New Century amended the Laurus Stock Option to adjust the limitation on the amount of outstanding shares which Laurus could hold at any one time from 4.99% to 9.99% and to change the exercise price of the Laurus Stock Option from an aggregate of $1.00 for 10,222,784 shares of New Century's common stock to $.001 per share of New Century's common stock. The amendment also clarified that Laurus is not able to sell any shares held in connection with the Laurus Stock Option until both (a) payment in full of all of the obligations and liabilities of New Century to Laurus under the Securities Purchase Agreement and the Convertible Note has been paid in full; and (b) the exercise of the Laurus Warrant by Laurus.

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

The components of Notes payable at inception and at December 31, 2005 are as follows:

Convertible  Note  at  Inception  (June  30,  2005)  -

As a result of these contract provisions, the Convertible Note balance at Inception (June 30, 2005) was adjusted as follows:

Notional balance of Convertible Note at June 30, 2005                $15,000,000
Adjustments:
     Discount relating to ECS Warrant                                  (326,577)
     Discount for derivative liability-Convertible Note
       with Compound Embedded Derivatives                            (1,716,420)
     Discount for derivative liability-Laurus Stock Option           (6,338,126)
     Discount for derivative liability-Laurus Warrant                (3,668,299)
     Discount for deferred loan costs paid to Laurus
          on Convertible Note                                          (575,000)
                                                                     ----------
Subtotal of adjustments                                             (12,624,422)
                                                                     ----------
Convertible Note balance, as adjusted, at June 30, 2005               2,375,578
    Less current portion of Convertible Note                         (1,500,000)
                                                                     ----------
Convertible Note balance, net of current portion
    and unamortized discount at June 30, 2005                      $    875,578
                                                                     ==========

Convertible  Note  at  December  31,  2005  -

The Convertible Note balance on the consolidated balance sheet as of December 31, 2005 is comprised of the following:

Notional balance of Convertible Note at December 31, 2005           $15,000,000
Adjustments:
     Discount for derivative liability-Convertible Note
       with Compound Embedded Derivatives                              (589,327)
     Discount for current market yield of Convertible Note           (2,506,863)
                                                                     ----------
Subtotal of adjustments                                              (3,096,190)
                                                                     ----------
Convertible Note balance, as adjusted, at December 31, 2005          11,903,810
    Less current portion of Convertible Note                         (1,500,000)
                                                                     ----------
Convertible Note balance, net of current portion
    and unamortized discount at December 31, 2005                  $ 10,403,810
                                                                     ==========

Secured  Term  Note  at  Inception  (September 19,  2005 - see Note 6)  -

Notional balance of the Secured Term Note at September 19, 2005    $  9,500,000
Adjustment -
     Discount for deferred loan costs paid to Laurus
          on Secured Term Note                                         (395,000)
                                                                     ----------
Secured Term Note balance, as adjusted, at September 19, 2005         9,105,000
    Less current portion of Secured Term Note                        (9,105,000)
                                                                     ----------
Secured Term Note balance, net of current portion
    and unamortized discount at September 19, 2005                 $          -
                                                                     ==========

Secured  Term  Note  at  December 31, 2005  (See terms of amendment in Note 6)-

Notional balance of the Secured Term Note at December 31, 2005     $  9,500,000
Adjustments -
     Discount for deferred loan costs paid to Laurus
          on Secured Term Note                                         (173,650)
                                                                     ----------
Secured Term Note balance, as adjusted, at December 31, 2005          9,326,350
    Less current portion of Secured Term Note                        (1,106,607)
                                                                     ----------
Secured Term Note balance, net of current portion
    and unamortized discount at December 31, 2005                  $  8,219,743
                                                                     ==========

At December 31, 2005, the current and long-term portions of the Notes payable balances in the accompanying consolidated balance sheet consist of the following:

Notes payable on Convertible Note, current portion                 $  1,500,000
Notes payable on Secured Term Note, current portion                   1,106,607
                                                                     ----------
Notes payable, current portion at December 31, 2005                $  2,606,607
                                                                     ==========

Notes payable on Convertible Note, net of current portion
    and unamortized discount                                       $ 10,403,810
Notes payable on Secured Term Note, net of current portion
    and unamortized discount                                          8,219,743
                                                                     ----------
Notes payable, less current portion at December 31, 2005           $ 18,623,553
                                                                     ==========

Change  in  unamortized  discount  and  loan  costs  of  Note  payable  -

For the year ended December 31, 2005, the discount on Notes payable changed for amortization of discounts for derivative liabilities related to the Convertible Note and ECS Warrant, for amortization of loan costs paid to Laurus in connection with both the Convertible Note and the Secured Term Note and for extinguishment of debt relating to the December Option. The total discount in 2005 on Notes payable changed from $13,019,422 to $3,269,840 at December 31, 2005.

Accretion of unamortized discounts to Convertible Note
  and Secured Term Note for derivative liabilities                  $(2,361,065)
A change in the underlying terms of the Laurus
  Stock Option Agreement                                                 (1,416)
Discounts relating to extinguishment of debt                        (10,483,291)
Discount relating to fair value of
  single compound embedded derivative of Convertible Note               589,327
Discount relating to fair value of market yield
  on Convertible Note                                                 2,506,863
                                                                      ---------
Total change in discount on Notes Payable during 2005               $(9,749,582)
                                                                      =========

Future payments under outstanding notes payable at their notional amounts as of December 31, 2005 are as follows:


YEAR ENDED DECEMBER 31:
-----------------------
2006                     $  2,606,607
2007                       11,393,393
2008                       10,500,000
2009 and Thereafter                 -
                          -----------
Total                    $ 24,500,000
                          ===========

The following assumptions were used in the preparation of the above valuations at December 31, 2005:


Black-Scholes Methodology:
                                       Laurus                    Laurus
                                       Stock        Laurus      December
Assumptions                            Option       Warrant      Option*
------------                           ------       -------     --------
Dividend yield                          0.00%         0.00%        0.00%
Risk-free interest rate                 4.61%         4.36%        4.61%
Volatility                            100.00%       100.00%      100.00%
Expected Term                         20 years    6.50 years     20 years

*  See  Note  -  7

Probability-Weighted  Expected  Cash  Flow  Methodology  -

Assumptions                        Single  Compound  Embedded
                             Derivatives  within  Convertible  Note

Risk  -  free  interest  rate                                         4.37%

Prime  rate                                                           7.25%
  Increasing  .25%  each  quarter  of  first  year

Timely  registration                                                 95.00%
  Increasing  by  1%  monthly  up  to  99%

Default  status                                                       5.00%
  Increasing  by  0.1%  monthly

Alternative  financing  available  and  exercised                     0.00%
  Increasing  2.5%  monthly  up  to  25%

Trading  volume,  gross  monthly  dollars                             4.00%
  Monthly  increase

Annual  growth  rate  of  stock  price                               31.90%

Future  projected  volatility                                       100.00%

Change  in  fair  value  of  derivatives  instruments-

For the year ended December 31, 2005, the fair value of the Company's derivative liabilities decreased as follows:

    Single  Compound  Embedded
      Derivatives  within Convertible Note                          $    675,637
    Laurus  Stock Option                                               3,571,005
    Laurus  Warrant                                                    2,871,240
                                                                      ----------
    Decrease  in  fair  value  of  derivative
       liabilities  (marked-to market)                              $  7,117,882
                                                                      ==========

The net decrease in derivative liabilities (marked-to-market) of $7,117,882 for the year ended December 31, 2005, has been recorded under Other income in the accompanying consolidated statements of operations.

The values of these derivative liabilities are subject to the changes in the trading value of the Company's common stock. As a result, our financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of New Century's common stock and the amount of shares which may be converted by Laurus in connection with the Laurus Convertible Note or exercised in connection with the Laurus Warrants and Laurus Stock Options. Consequently, our consolidated financial position and results of operations may vary significantly from quarter to quarter, based on factors other than New Century's revenues and expenses.

NOTE  6  -  FINANCING  FOR  THE  SECOND  ACQUISITION

On September 19, 2005, New Century sold to Laurus Master Funds, LTD. ("Laurus") a Secured Term Note (the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, based on a 360 day year and is payable monthly in arrears. The first interest payment is due November 1, 2005. The principal amount of the Term Note was originally due six
(6) months from the date of issuance, or March 19, 2006. New Century may prepay the Term Note together with accrued interest to Laurus at any time before the due date of March 19, 2006, but must give written notice 7 days before the redemption date.

In connection with the closing of the Term Note, New Century agreed to pay Laurus Capital Management, L.L.C., a closing payment equal to four percent (4.00%) of the principal amount of the Term Note, or $380,000; and $200,000 to Energy Capital Solutions, L.L.C., as a finder's fee on the closing of the Term Note. The finders' fee has been capitalized as Deferred loan costs in the accompanying consolidated balance sheet and is amortized over the related six month term under the effective interest method. The remaining financing costs paid to Laurus have been recorded as unamortized discount on the Term Note and amortized to interest expense over six months under the effective interest method.

On March 30, 2006, the Company signed an "Amended and Restated Secured Term Note" ("Amended Term Note"). The Amended Term Note will continue to bear the same interest rate of twenty percent (20%) per year as the original Term Note; however, the Amended Term Note will be due in full on January 2, 2007 instead of March 19, 2006. A monthly interest and principal payment will be made based on eighty percent (80%) of the gross proceeds paid to the Company in respect to oil, gas and /or other hydrocarbon production arising from the Company's 5.4375% net revenue interest in the L-H Gas Unit (Second Acquisition). The Company will make a monthly payment to Laurus within 5 days of receiving payment from U.S. Enercorp, the operator of the unit. Each payment made by the Company shall be applied first to accrued and unpaid interest due on the Amended Term Note and then to the outstanding principal amount.

NOTE 7 - THIRD AMENDMENT AGREEMENT TO THE CONVERTIBLE NOTE, DECEMBER OPTION AND EXTINGUISHMENT OF DEBT

Third Amendment Agreement -

On December 30, 2005, New Century entered into a Third Amendment Agreement ("Third Amendment") with Laurus. The Third Amendment amended the Registration Rights Agreement to provide for the December Option; further deferred the date which we are required to obtain effectiveness of our Registration Statement, to July 1, 2006, from January 31, 2006; and added a provision whereby we are required to file a Registration Statement covering the shares exercisable in connection with the December Option, no later than ten (10) business days after the date which we file our Form 10-KSB for the year ended December 31, 2005, or April 25, 2006, whichever is earlier.

The Third Amendment of the Convertible as described above was accounted for as an extinguishment of debt in accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The Company determined a substantial difference in the net present value of the cash flows (including changes in the fair value of our single compound embedded derivatives of the Convertible Note) under the terms of the Third Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original Convertible Note. Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the Third Amendment. As such, it was necessary to reflect the Convertible Note at its fair market value.

Accordingly, the change in the fair value from pre-modification to post-modification of the Convertible Note for the compound embedded derivative aggregating $451,456, and the fair value of the December Option issued in connection with the Third Amendment, amounting to $859,914, were included in the Company's determination of the debt extinguishment loss recorded in the fourth quarter of fiscal year 2005. The $8,309,759 aggregate loss from these transactions, accounted for as an extinguishment of debt, is included in Other expenses for the year ended December 31, 2005. In addition to the fair value change from pre-modification to post-modification of the Convertible Note for the compound embedded derivative offset by the fair value of the December Option (both noted above), the approximately $8.3 million aggregate loss also includes $10,483,291 and $514,200 for the unamortized discounts and deferred financing costs related to the Convertible Note, offset by the establishment of the discounts to the new note of $589,327 for the fair value of the compound embedded derivative and $2,506,863 for the current market yield.

The following table shows the basis for the debt extinguishment:

Extinguishment of Convertible Note at December 30, 2005:
Convertible Note                                                    $ (15,000,000)
Unamortized discount of Laurus Warrant                                  3,019,907
Unamortized discount of Laurus Stock Option                             5,325,279
Unamortized discount of Single Compound Embedded
    Derivatives of Convertible Note                                     1,397,910
Unamortized discount of ECS Warrant                                       270,054
Unamortized discount of Laurus closing costs                              470,141
Unamortized discount of Non-Laurus closing costs                          514,200
                                                                     ------------
Subtotal                                                               10,997,491
                                                                     ------------
Extinguishment of Convertible Note                                  $  (4,002,509)
                                                                     ============

Record New Convertible Note at December 30, 2005:
Convertible Note                                                    $  15,000,000
Unamortized discount of Single Compound Embedded
    Derivatives of Convertible Note                                      (589,327)
Unamortized discount for market yield based on 20% rate                (2,506,863)
                                                                     ------------
Subtotal                                                               (3,096,190)
                                                                     ------------
Fair value of the new Convertible Note                              $  11,903,810
                                                                     ============

Other items relating to the extinguishment:
Extinguishment loss on the December Option                          $     859,914
Change in fair value from pre-modification
    to post-modification of the Convertible
     Note for the compound embedded derivative                           (451,456)
                                                                     ------------
Other items relating to the extinguishment                                408,458

Extinguishment of Convertible Note                                     (4,002,509)

Fair value of the new Convertible Note                                 11,903,810
                                                                     ------------

Loss on early extinguishment of debt                                $   8,309,759
                                                                     ============

Laurus  December  Option  -

The Company has agreed to issue Laurus the December Option ("Laurus December Option") as consideration for the Third Amendment, which provides Laurus the right to purchase up to 5,061,392 shares of our common stock at $.001 per share. Laurus agreed under the Laurus December Option not to exercise any rights under the Laurus December Option until: (a) payment in full of all of the obligations and liabilities of the Company to Laurus under the June 2005 Securities Purchase Agreement and Restated Convertible Note have been paid in full and (b) the exercise of the Laurus Warrant, provided however that Laurus may sell all or any portion of the common stock issuable upon the Laurus December Option following an event of default (as defined in the Amended Convertible Note), or upon 75 days notice to us.

The December Option is a freestanding derivative instrument and, using the Black-Scholes Method, it had an initial fair value of $859,914 at December 30, 2005. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. The value of the December Option granted to Laurus as part of the modification was associated with the extinguishment of the Convertible Note and included in the determination of the debt extinguishment loss recognized.

Fair  value  of  derivative  liabilities  at  year  ended  December  31,  2005:

  Derivative liability for Laurus Warrant                        $  797,059
  Derivative liability for Laurus Stock Option                    1,112,447
  Single Compound Embedded Derivatives within Convertible Note      589,327
  Derivative liability for Laurus December Option                   859,914
                                                                  ---------
Total                                                            $3,358,747
                                                                  =========

NOTE  8  -  OTHER  INCOME  (EXPENSE)

The Company had a net decrease in fair value of its derivative liabilities of $7,117,882 which was included in "Other income" (See Note 5).

Interest expense consists of the following for the years ended 2005 and 2004:

                                                        2005           2004
                                                     ----------    ----------
Interest expense on notional balance                 $1,215,556    $  250,590
Accretion of note discount                            2,034,910             -
Amortization of deferred loan costs                     558,627             -
                                                     ----------    ----------
Subtotal                                              3,809,093       250,590
Other interest expense                                   63,172             -
                                                     ----------    ----------
Total interest expense                               $3,872,265    $  250,590
                                                     ==========    ==========

As of December 31, 2005, $509,028 has been released into "Other income" from the liability of $717,540 initially recorded, in connection with the reverse merger with Vertica. The release of $509,028 into "Other income" is comprised of creditor settlements, expiration of accounts payable regarding a four year statute of limitations, and the settlement agreement with prior Vertica employees regarding disputed back wages (See Note 12).


NOTE  9  -  INCOME  TAXES

The Company has net operating loss for financial accounting purposes of approximately ($3,400,000) for the year ended December 31, 2005. The Company has a potential deferred tax asset of approximately $1,850,000 as a result of the tax net operating loss carry forward for December 31, 2005. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carry forwards, in future tax returns, The Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $221,000 for the year ended December 31, 2005.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2005 and 2004.

                                                          2005            2004
                                                      ------------    -----------
Loss before income taxes                               $(3,398,824)   $(3,991,550)
                                                       ===========    ===========
Income tax expense(benefit)
   computed at statutory rates                         $(1,155,600)   $(1,357,127)
Net decrease in fair value of derivative
   liabilities, net of amortization
   of discounts                                         (1,728,229)             -
Loss on early extinguishment of debt                     2,825,318              -
Permanent differences                                     (163,503)       322,647
Increase in valuation allowance                            220,729      1,031,079
Other                                                        1,285          3,401
                                                      ------------    -----------
Tax provision for income taxes                         $         0    $         0
                                                       ===========    ===========

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss carry forward for financial reporting purposes of approximately $5,440,000 at December 31, 2005, which will expire in 2024 through 2025 if not utilized. Section 382 of the Internal Revenue Code limits net operating loss and tax credit carry forwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period.

The tax effects of the temporary differences between income for financial and income tax reporting purposes are recognized as a deferred tax assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2005 are set out below:

                                                                        2005
                                                                   ------------
Deferred tax assets:
  Net operating loss carry forwards                                 $ 1,849,534
  Stock issued for services                                             487,900
  Asset retirement obligation                                           103,725
  Valuation allowance                                                (1,251,868)
Deferred tax liabilities:
  Book over tax depreciation, depletion
    and capitalization methods on oil
    and gas properties                                               (1,189,291)
                                                                    ------------
Net deferred tax asset                                              $         0
                                                                    ============

NOTE  10  -  ASSET  RETIREMENT  OBLIGATION

A summary of the changes in the asset retirement obligation during 2005 and 2004 is as follows:

                                                          2005            2004
                                                        --------        --------
Carrying amount of obligation at beginning of year     $ 293,816       $ 181,473
Obligations incurred                                       7,508         113,291
Abandonment expenditures                                       -         (21,489)
Accretion expense                                         22,200          20,541
Revision in estimated liabilities                        (18,451)              -
                                                        --------        --------
Carrying amount of obligation at end of year           $ 305,073       $ 293,816
                                                        ========        ========

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES

Leases

The Company has entered into a lease for its corporate office in Houston, Texas, under a third party non-cancelable operating lease through September 30, 2009. Future minimum lease commitments are as follows as of December 31, 2005:

Years  ending  December  31
---------------------------------------------------
2006                                      $  23,400
2007                                         23,800
2008                                         24,100
2009                                         18,100
                                           --------
Total                                     $  89,400
                                           ========

Rent  expense  for  2005  and  2004  was  $20,089  and  $15,442,  respectively.

Litigation

In December 2005, we finalized a Settlement Agreement with William F. Mason, our former Chief Executive Officer and Director ("Mason" and the "Mason Settlement"). In connection with the Mason Settlement, Mason agreed to convert his 5,000 shares of Series A Preferred Stock into 1,100,000 shares of our common stock, which shares were previously convertible into 1,500,000 shares of our Common Stock.

In February 2005, we received correspondence from four individuals who were our former employees, which alleged that we owed those former employees approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans and interest. We entered into a Settlement, Release and Indemnification Agreement with three of the four individuals, which settled their claims in July 2005 and we issued an aggregate of 58,000 restricted shares of our Common Stock in connection with such settlement. In March 2006, we entered into a Settlement Agreement with the fourth individual, Mr. Hans Nehme, our former officer and Director, whereby we agreed to pay Mr. Nehme approximately $25,000 and issue him 100,000 restricted shares of our common stock in settlement of his claims.

In December 2005, we entered into a Settlement Agreement and Mutual Release with Corporate Stock Transfer, who had previously filed a lawsuit against us, and agreed to pay Corporate Stock Transfer $2,750.

Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

Employment  agreements

The Company's Chief Executive Officer and President (the "Officer") signed a three year employment agreement with us on September 10, 2005, with an effective date of September 1, 2005 which runs through August 30, 2008. Under this agreement, the Officer receives a different annual salary for each period covered by the employment agreement, including the following:

For  the  year  ended:
2005                                                           $  66,667*
2006                                                             225,000*
2007                                                             250,000*
2008                                                             187,500*
                                                                ---------
Total                                                          $ 729,167*
                                                                =========

* Solely for the periods covered by the employment agreement and does not include amounts the Officer was paid prior to the entry into the employment agreement, or which he may be paid after the expiration of the employment agreement. Additionally, these amounts do not include any bonuses the Officer may be paid.

In addition, the Officer may also be granted bonus payments of cash or shares of the Company's common stock from time to time at the discretion of the Company's Board of Directors. The Officer may participate in any incentive, discretionary bonus and stock option plans approved by the Board of Directors. As of December 31, 2005, the Officer is the sole member of the Board of Directors.

The agreement also provides that, in the event the Officer terminates his employment for good reason, as defined in the agreement, the Officer is terminated without cause, or a change in control of the Company occurs, the Officer is entitled to a lump-sum payment of 150% of the full yearly salary then in effect.

NOTE  12  -  OTHER  STOCKHOLDERS'  EQUITY  TRANSACTIONS

Common  stock  -

New Century issued an aggregate of 1,721,946 shares of restricted common stock to 231 investors, in connection with Offshore Subscription Agreements, in a transaction not registered under the Securities Act of 1933. New Century raised $655,273 after offering costs of $72,808. The shares were issued at an average price of $0.42 per share.

During 2005, New Century issued 2,300,000 shares of common stock valued at $1,602,500 for services. Of this amount, 2,050,000 shares were issued to three individuals for legal and business development consulting services at a fair value of $1,435,000, with a per share value of $.70 per share. The remaining 250,000 shares were issued to Core Concepts, LLC ("Core Concepts") for the services provided in settling claims relating to creditors of Vertica Software, Inc. The 250,000 shares of restricted common stock issued to Core Concepts had a fair market value of $167,500, with a per share price of $0.67 per share.

In April 2005, New Century entered into an agreement with two individuals to convert $30,000 of debt owed in exchange for 46,000 shares of New Century's restricted common stock.

On June 30, 2005, New Century entered into a Purchase and Sale Agreement for the L-H Gas Unit whereby 1,320,000 shares of restricted common stock were issued to 17 individuals and entities as part of the purchase price. The common stock was valued at $.63 per share with a total fair value of $831,600.

The ECS Warrant had an initial fair value in the amount of $326,577 at June 30, 2005. The value of the ECS Warrant was allocated to additional paid-in capital.

On July 28, 2005, Laurus Master Funds, LTD. exercised a portion of the Laurus Stock Option for 3,675,000 shares at $.001 per share for cash consideration of $3,675. The fair value of this transaction was $1,653,258 which was released from the derivative liability into additional paid in capital. In July of 2005, a settlement agreement was signed with three former employees of Vertica Software relating to a dispute over alleged unpaid wages from 2001. In the settlement agreement, New Century agreed to issue 58,000 shares of restricted common stock in exchange for the three employees to acquit, release and forever discharge any claims for their alleged past wages. As a result of this settlement, $198,790 was released from the liability initially recorded in connection with the reverse merger with Vertica. The common stock issued was valued at a fair market value of $.44 a share, or a total of $25,520. The remaining $173,270 was released into "Other income" during the quarter ended June 30, 2005.

Preferred  stock  -

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

The 5,000 shares of Series A convertible preferred stock outstanding became convertible at the option of either the holder or New Century on March 5, 2005 into 1,500,000 shares of common stock. On December 19, 2005 an agreement between New Century and the holder was signed giving the holder 1,100,000 shares of common stock at $.001 par value per share in exchange solely for the 5,000 shares of Series A convertible preferred stock. New Century and the holder agreed that the holder shall have no further rights in connection with any Series A convertible preferred stock. At December 31, 2005, there are no shares of either Series A Preferred Stock or Series B Preferred Stock outstanding.

Equity  instruments  issued  to  non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash for in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the year ended December 31, 2005, 2,300,000 shares of restricted common stock were issued to non-employees for services.

Summary  non-employee  stock  option  and  warrant  information


Activity in 2005                                  Options              Warrants
                                                -----------           -----------
Outstanding, beginning of year                            0                     0
Granted                                          15,284,176             8,158,065
Exercised                                        (3,675,000)                    0
Expired or cancelled                                      0                     0
                                                -----------           -----------
Outstanding, end of year                         11,609,176             8,158,065
                                                ===========           ===========
Exercisable, end of year                         11,609,176             8,158,065
                                                ===========           ===========
Available for grant, end of year                          0                     0
                                                ===========           ===========

The weighted average option and warrant exercise price information for 2005 is as follows:


Activity in 2005                                  Options              Warrants
                                                 ---------             ---------
Outstanding, beginning of year                  $    -                   $   -
Granted during the year                         $0.001                   $0.80
Exercised during the year                       $0.001                   $   -
Expired or cancelled during the year            $    -                   $   -
Outstanding at end of year                      $0.001                   $0.80
Exercisable at end of year                      $0.001                   $0.80

Significant option and warrant groups outstanding at December 31, 2005, and related weighted average exercise price and remaining life information is as follows:

Grant date         Options      Warrants          Exercisable        Weighted  Remaining
                 Outstanding   Outstanding     Options   Warrants     Exercise     Life
                                                                       Price      (Years)
-----------------------------------------------------------------------------------------
June 30, 2005      6,547,784                 6,547,784                $0.001   indefinite
June 30, 2005                  7,258,065             -  7,258,065     $0.800         6.50
June 30, 2005                    900,000             -    900,000     $0.800         2.50
December 30, 2005  5,061,392                 5,061,392                $0.001   indefinite
                  ----------   ---------     ---------  ---------
Totals            11,609,176   8,158,065    11,609,176  8,158,065
                  ==========   =========     =========  =========

At December 31, 2005, approximately 44.0 million shares of common stock were reserved for issuance under the Convertible Note, the Laurus Stock Option, the Laurus Warrant, the ECS Warrant and the Laurus December Option. Additionally,
5.2 million, 70,000 and 30,000 shares of common stock were reserved for issuance under the 2004 Plan, 2002 ESPP and 2000 ESPP (described in Note 14 below), respectively. The number of shares reserved for future issuances at December 31, 2005 exceeds the number of authorized shares available by 4.9 million shares. New Century anticipates taking action during the second quarter of 2006 to increase its authorized shares.

NOTE  13  -LOSS  PER  SHARE

Basic loss per share is computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted loss per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method, unless otherwise indicated, to determine the dilutive effect of securities on loss per share.

Although the Company has a net loss for the year ended December 31, 2005, the basic and diluted loss per share are not the same, as the unexercised portion of the Laurus Stock Option for 6,547,784 common shares is dilutive and therefore included in the diluted calculation. The diluted effect of the unexercised portion of the Laurus Stock Option is accounted for under the treasury stock method, whereby it is assumed to be converted into 3,314,020 common shares by applying the ratio of the average 2005 market price for the Company's common shares of $0.70, less the exercise price of $.001 to the weighted average number of shares of 3,318,740. The adjustment to the numerator for the unexercised portion of the Laurus Stock Option for the related net decrease in the fair value of the Derivative Liability for Laurus Stock Option of $3,571,005 is added back to the net loss.

The effect of the Convertible Note in the diluted loss per share calculation is accounted for under the "if converted" method, whereby the Convertible Note is assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $0.62; and interest expense (see Note 5) related to the Convertible Note is added back to the net loss.

The weighted average number of shares for the Convertible Note of 12,262,483 has been excluded from the diluted calculation because it would have an antidilutive effect on the loss per share. The adjustments to the numerator totaling $10,222,187 include the net decrease in the fair value of the compound embedded derivative $675,637, the interest expense "add back" for the Convertible Note of $2,588,065 and the loss on the early extinguishment of debt of the Convertible Note of $8,309,759. No tax effect on interest expense has been applied, as the Company has available net operating loss carry forwards to offset taxable income.

Additionally, the weighted average number of shares of the ECS Warrant of 456,164 and the Laurus Warrant of 3,678,745 have also been excluded from the diluted calculation because the warrants strike price of $.80 per common share exceeds the average market price for 2005 of the Company's common stock of $.70 per share.

The weighted average number of shares for the 3,675,000 common shares exercised under the Laurus Stock Option of 291,986 and for the December Option of 27,737 were also excluded from the diluted calculation as the effect would be antidilutive because there are no associated amounts to "add back" to the numerator.

Further, the preferred shares were also excluded from the denominator for 2005 as they were converted into common stock in December 2005, and no dividends were paid on such shares.

Additionally, due to the net loss for the year ended December 31, 2004, the basic and diluted loss per share are the same. Any additional shares in the denominator would have an antidilutive effect on the loss per share price. As such, the 1.5 million preferred shares outstanding at December 31, 2004 were excluded from the denominator for diluted earnings per share for the year ended December 31, 2004.

The following table sets forth the computation of basic and diluted loss per common share for 2005 and 2004:

For the years ended December 31,                  2005                    2004
Numerator  for  basic loss per
  common share-Net loss, as reported         $ (3,398,824)           $(3,991,550)

  Effect  of  dilutive  securities             (3,571,005)                     -
                                                ---------               --------
Numerator  for  diluted loss per
  common share                                $(6,969,829)           $(3,991,550)
                                                =========              =========
Denominator  for  basic  loss
  per  common  share-weighted  average
  common shares                                50,961,205             37,694,704
                                               ----------             ----------
  Effect  of  dilutive  securities              3,314,020                      -
                                               ----------             ----------
Denominator  for  diluted  earnings  per
  common  share-adjusted  weighted
  shares and assumed conversions               54,275,225             37,694,704
                                              ===========             ==========

Basic loss per common share                        $ (.07)                $ (.11)
                                                    =====                  =====

Diluted loss per common share                      $ (.13)                $ (.11)
                                                    =====                  =====

NOTE 14 - EMPLOYEE BENEFIT PLANS

401(k)  Plan

As a result of the Vertica reverse merger, the Company assumed an employee benefit plan under Section 401(k) of the Internal Revenue Code("401(k) plan"). The 401(k) plan is available to all full-time employees. Employees may make contributions up to a specified percentage of their compensation. The Company is not obligated to make contributions under the 401(k) plan. At December 31, 2005, the total plan assets were $23,390. The Company did not make any contributions to the 401(k) Plan in 2005 and 2004.

2004 Directors, Officers and Consultants Stock Option, Common Stock Warrant and Stock Award Plan ("2004 Plan")

On December 8, 2004, the Company registered 9,700,000 shares of its common stock for its 2004 Plan. The aggregate number of shares that may be optioned subject to conversion or issued under the 2004 plan is 13,000,000 shares of common stock, warrants, options, preferred stock, or any combination thereof ("Company Securities"). The Company's Board of Directors administers the 2004 Plan and has sole discretionary authority to describe, authorize and designate the directors, employees and consultants who will be granted securities under the 2004 Plan. As of December 31, 2005, there were no options or warrants granted or outstanding under the 2004 Plan.

2004 Plan activity                                   2005                2004
                                                   ---------         ----------
Beginning of year                                  7,450,000         13,000,000
Issued stock for services                         (2,300,000)        (5,550,000)
                                                   ---------         ----------
Remaining shares available to issue
  at end of year                                   5,150,000          7,450,000
                                                   =========         ==========

2002 Employee Stock Purchase Plan

Also in connection with the Vertica reverse merger, the Company assumed the 2002 Employee Stock Purchase Plan ("2002 ESPP"), whereby the Company may issue up to an aggregate of 70,000 shares of common stock to employees at 85% of the lower of fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. No shares of stock were granted under the 2002 ESPP in 2005 and 2004 and there were no options to purchase shares of the common stock at December 31, 2005.

2000 Employee Stock Purchase Plan

The Vertica reverse merger also provided for the Company's assumption of the 2000 Employee Stock Purchase Plan ("2000 ESPP") whereby the Company may issue up to an aggregate of 30,000 shares of common stock to employees at 85% of the lower of the fair market value of the common stock on the date of grant, except for 10% shareholders who may exercise options at no less than 110% of the fair market value of the shares on the date of grant. No shares of stock were granted under the 2000 ESPP in 2005 and 2004 and there were no options to purchase shares of common stock at December 31, 2005.

NOTE  15  -  DRILLING  AND  COMPLETION  ADVANCES

As of December 31, 2005, the Company made prepayments to a production operator for 2006 drilling and completions costs in the amount of $262,343.

NOTE 16 - CONCENTRATIONS

Major  Purchaser

During the year ended December 31, 2005, New Century had one purchaser who individually accounted for 100% of crude oil sales and two separate purchasers who individually accounted for 79% and 20% of sales of natural gas products.

Predominance  of  Gas  Sales

In 2005 and 2004, sales of natural gas products accounted for 84% and 57%, respectively, and crude oil sales accounted for 16% and 43%, respectively, of sales of natural gas products.

NOTE  17  -  SUBSEQUENT  EVENTS

Settlement  with  Former  Director  -

In March 2006, we signed a Settlement and Release Agreement with Hans Nehme our former Officer and Director. We paid him $25,483 in cash and issued in his name 100,000 shares of restricted common stock. Mr. Nehme agreed to dismiss his pending litigation in regards to his claims against the Company. As a result of this Settlement, $86,359 has been released from the liabilities to our results of operations relating to the purchase of the Vertica Shell on December 31, 2005.

Third  Acquisition  of  L-H  Gas  Unit  -

On November 1, 2005, the Company entered into a Purchase and Sale Agreement ("Agreement") with Mr. Gerald W. Green, the "Seller." Pursuant to the Agreement, we agreed to purchase certain interests in and to certain oil and gas leases which are located within and adjacent to the Lindholm-Hanson Gas Unit in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas (the "Unit"), for $1,890,000, which we funded from our current cash flows and operations. The interests purchased total a 1.75% working interest and a 1.3125% net revenue interest in the leases (the "Interest"). On January 3, 2006, we closed the purchase of the Interest, and our total ownership of interests within the Lindholm-Hanson Gas Unit increased to a 15.20% working interest and a 12.2140% net revenue interest and our total ownership of the Lindholm fee #1 well, which is outside of the Unit includes a 12.10% working interest and an 8.9820% net revenue interest.

The effective date of the sale of the Seller's Interest was October 1, 2005 (the "Effective Date"). The original scheduled closing date for the purchase was November 22, 2005, but was subsequently extended to January 3, 2006, through an Amendment to Purchase and Sale Agreement dated November 2, 2005 (the "Amendment" and the "Closing"). The Third Acquisition closed on January 3, 2006, with the following consideration given for the purchase of Mr. Green's interest:

Purchase  price                                                     $  1,890,000
Closing  costs                                                            16,132
L-H Gas Unit revenue for 2   months                                    (281,089)
L-H  Gas Unit expenses for 2   months                                     94,831
                                                                     ----------
Consideration  for Third Acquisition                                $  1,719,874
                                                                    ===========

Dissolution  of  ERC  Solutions,  Inc.  -

In February 2006, the Board of Directors approved the dissolution of ERC Solutions, Inc., one of its wholly owned subsidiaries. The State of Delaware authorized the dissolution on February 9, 2006.

Amended  and  Restated  Secure  Term  Note  -

On March 30, 2006, the Company signed an "Amended and Restated Secure Term Note" in regards to the Laurus financing for $9,500,000. Refer to Note 6 for an expanded explanation.

Prado  Development  Agreement  with  Strong  Petroleum  Group,  Inc.("Strong") -

On April 6, 2006, the Company and Aquatic Cellulose International ("New Century Group") signed a new extension agreement with Strong Petroleum Group, Inc. ("Strong"). The new extension agreement calls for Strong to complete the re-development of the Company's Prado field interests (the "Prado Assets" and the "Development Agreement") by September 21, 2006. In exchange for the extension of time, the New Century Group will increase its 12.5% working interest to 25% in the Prado Assets. Beginning April 1, 2006, the New Century Group shall also be entitled to one-quarter of all net production proceeds. Additionally, there will be no assertion of liquidated damages by the New Century Group for Strong's failure to complete the re-development by December 31, 2005.

Laurus  Financing  Commitment

On April 13, 2006, the Company entered into a term sheet with Laurus regarding the sale of a $40,000,000 secured term note with a forty-two month term. Pursuant to the term sheet, the Company and Laurus will form a joint venture company, which will purchase certain oil and gas properties through a to-be formed wholly owned subsidiary of the Company. Pursuant to the term sheet, Laurus will receive an option to purchase a 49% interest in the joint venture. Laurus will receive 80% of the net production revenue generated by the joint venture, and the Company will receive 20% of such revenues, until such time as the secured term note is repaid by the Company or the maturity of the note, at which time the proceeds from the joint venture will be distributed to the then shareholders. It is anticipated that approximately $33,000,000 of the amount received from the secured term note will be used by the joint venture to purchase oil and gas interests, $1,400,000 will be paid to Laurus as a closing fee, $125,000 will be paid to Laurus in legal and closing fees, and $5,475,000 will be used by the Company for future drilling costs. The transaction will close upon the completion of due diligence by Laurus, which is expected by May 2006. The $40,000,000 secured term note will bear interest at the Wall Street Prime Rate, plus 2%, subject to a 8% floor, per annum. The Company paid Laurus a $25,000 non-refundable deposit in connection with Laurus' due diligence and the review and approval of the term sheet by the Laurus' investment committee.

NOTE 18 - SUPPLEMENTAL OIL AND GAS INFORMATION  (Unaudited)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration, and development activities:

                                                              December 31, 2005
                                                              -----------------
  Proved properties                                                $ 22,596,213
  Unproved properties                                                    56,854
  Wells and related equipment and facilities                          2,459,719
                                                                     ----------
                                                                   $ 25,112,786
  Less accumulated depreciation, depletion,
    amortization and impairment                                      (2,934,821)
                                                                     ----------
  Net capitalized costs                                            $ 22,177,965
                                                                     ==========

Costs incurred for property acquisition, exploration, and development activities.

Year ended December 31,                              2005              2004
Acquisition of properties                        -----------         ----------
-Proved                                         $ 19,675,020        $ 1,083,381
-Unproved                                                  -             43,010
Exploration costs                                    134,579             10,494
Development costs                                  2,650,666            288,019
                                                  ----------         ----------
Total costs incurred for property
  acquisition, exploration, and
  development activities                        $ 22,460,265        $ 1,424,904
                                                  ==========         ==========

Results of Operations for oil and gas producing activities:

Year ended December 31,                              2005              2004
                                                 ----------          ----------
Oil and gas sales                              $  6,918,884         $ 1,714,443
Gain on sale of oil and gas interest                 98,181             101,138
Gain on sale to participate in future
  property                                                -             290,000
Production costs                                 (1,033,545)           (623,951)
Exploration expenses                               (134,579)            (10,494)
Depreciation, depletion and amortization         (2,177,485)           (335,586)
                                                -----------          ----------
                                                  3,671,456           1,135,550
Income tax expense, 34% rate                     (1,248,295)           (386,087)
                                                -----------          ----------
Results of operations for oil and
   gas producing activities (excluding
   corporate overhead and financing costs)     $  2,423,161         $   749,463
                                                ===========          ==========

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

                                                   2005               2004
                                               Oil       Gas      Oil      Gas
                                             (MBbls)   (MMcf)   (MBbls)   (MMcf)
                                             -------   ------   ------    ------
Proved developed and undeveloped reserves
     Beginning  of  year                       113      1116       118      107
     Revisions  of  previous  estimates         23       182        21      (33)
     Purchases  of  minerals  in  place          -      5447         0     1284
     Production                                (15)     (643)      (26)    (242)
     Extensions and discoveries                         1960         -        -
                                              ----     -----      ----     ----
     End  of  the  year                        121      8062       113     1116
                                              ====     =====      ====     ====
Proved developed reserves
     Beginning of year                          99      1030       118      495
                                              ====     =====      ====     ====
     End of year                               121      4517        99     1030
                                              ====     =====      ====     ====

Standardized Measure of Discounted Future
  Net Cash Flows at December 31, 2005 and 2004 in 000's
                                                              2005        2004
                                                             ------     -------
    Future cash inflows                                    $ 75,281    $ 10,310
    Future production costs                                 (13,467)     (3,234)
    Future development costs                                 (3,146)     (1,016)
    Future income tax expenses, at 34%                       (9,985)     (2,060)
                                                             ------      ------
          Future gross cash flows                            48,683       4,000

    Less:  10% annual discount for
          estimated  timing  of  cash  flows                (11,634)     (1,577)
                                                             ------      ------
  Standardized measures of discounted future net cash flows
    relating to proved oil and gas reserves                $ 37,049    $  2,423
                                                             ======      ======

The following reconciles the change in the standardized measure of discounted future net cash flow during 2005 and 2004.
                                                             2005        2004
                                                           -------      -------
Beginning of year                                          $ 2,423      $ 3,429
  Sales of oil and gas produced, net of production costs    (5,825)      (1,714)
  Net changes in sales price, net of production costs        3,660          208
  Extensions and discoveries, net of development costs      10,911            0
  Purchase of reserves in place                             23,290            0
  Accretion of discount                                        154            0
  Net changes in estimated future development costs          1,517            0
  Revisions of previous quantity estimates                   1,606          500
  Changes in future income tax expense                      (4,607)           0
  Changes in production rates and other                      3,920            0
                                                          --------      -------
End of year                                               $ 37,049      $ 2,423
                                                          ========     ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective April 11, 2005, the client-auditor relationship between us and Malone & Bailey, PC ("Malone") ceased as the former principal independent accountant was dismissed. On that same day, we engaged Helin, Donovan, Trubee & Wilkinson LLP, Certified Public Accountants ("Helin") as our principal independent accountant for the fiscal year ending December 31, 2005. The decision to change accountants from Malone to Helin was approved by our Board of Directors on April 11, 2005. Malone had succeeded Randolph Scott and Company, Certified Public Accountants ("Scott"), who had served as our principal independent accountant until November 12, 2004, when Malone was engaged. Malone had previously audited the financial statements of our wholly owned subsidiary, Century Resources, Inc., and had audited our balance sheet as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 31, 2003 and December 31, 2004.

     Scott's report on the financial statements of us for the fiscal years ended December 31, 2002 and December 31, 2003, and any later interim period, including the interim period to and including the date the relationship with Scott ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about our ability to continue as a going concern. Malone's report on our financial statements for the fiscal years ended December 31, 2003 and December 31, 2004, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of our last two fiscal years ended December 31, 2004 and 2003, and any later interim period, there have been no disagreements with Scott or Malone on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Scott or Malone would have caused Scott or Malone to make reference to the subject matter of the disagreement(s) in connection with their report on our financial statements. There have been no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B during our two most recent fiscal years ended December 31, 2004, and any later interim period, including the period up to and including the date the relationship with Scott ceased, and including the period up to and including the date our relationship with Malone ceased.

     We have authorized Scott and Malone to respond fully to any inquiries of Helin relating to their engagement as our principal independent accountant. We have requested that Scott and Malone review the disclosure of our change in independent accountants which were filed with the SEC in an Form 8-K on December 1, 2004, relating to the change from Scott to Malone and on April 14, 2005, relating to the change from Malone to Helin, and both Scott and Malone have been given an opportunity to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of their views, or the respect in which they did not agree with the statements made by us herein. Such letters were filed as Exhibits to our Form 8-K's filed with the SEC on December 1, 2004 and April 14, 2005.

     We had not previously consulted with Helin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions) between us and Malone and/or Scott, our previous principal independent accountants, as there were no such disagreements, or an other reportable event (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) during our two most recent fiscal years ended December 31, 2004, neither have we received any written report nor any oral advice concluding that there was an important factor to be considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue.

     Helin had reviewed the disclosure in our Form 8-K filed with the SEC on April 14, 2005, before it was filed with the SEC and was provided an opportunity to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of our views, or the respects in which it does not agree with the statements made by us in response to Item 304 of Regulation S-B. Helin did not furnish such a letter to the SEC. Similarly, Malone reviewed our disclosure in our Form 8-K filed with the SEC on December 1, 2004, regarding the change in accountants from Scott to Malone, and was provided an opportunity to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of our views, or the respects in which it does not agree with the statements made by us in response to Item 304 of Regulation S-B. Malone did not furnish such a letter to the SEC.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Item 308(a)(3) of Regulation S-B states that "Management is not permitted to conclude that the small business issuer's internal control over financial reporting is effective if there are one or more material weaknesses in the small business issuer's internal controls over financial reporting." As a result of the restatements to our December 31, 2004 financial statements as described under Footnote 11 to our restated December 31, 2004 financials, our Chief Executive Officer and Principal Accounting Officer, can no longer conclude that after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-KSB, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. The Company believes that the restatement of its March 31, 2005 and June 30, 2005 unaudited quarterly financial statements and its audited December 31, 2004 financial statements will be a one time occurrence and that moving forward its Controls and Procedures will once again be effective as the Laurus convertible note accounting in the June 30, 2005 financials involved a highly complex transaction involving an "unconventional" convertible note, and the Company does not anticipate entering into any additional complex financing transactions involving derivatives in the future; the Company is utilizing the guidelines communicated to us by the SEC after various communications regarding accounting for derivatives; and because the Company has, as of this fiscal year, utilized additional outside certified public accountants to manage and review the Company's accounting issues.

ITEM 8B. OTHER INFORMATION.

     On April 13, 2006, we entered into a term sheet with Laurus Master Fund ("Laurus") regarding the sale of a $40,000,000 secured term note with a forty-two month term. Pursuant to the term sheet, we and Laurus will form a joint venture company, which will purchase certain oil and gas properties through a to-be formed wholly owned subsidiary. Pursuant to the term sheet, Laurus will receive an option to purchase a 49% interest in the joint venture.
Laurus will receive 80% of the net production revenue generated by the joint venture, and we will receive 20% of such revenues, until such time as the secured term note is repaid by us, or the maturity of the note, at which time the proceeds from the joint venture will be distributed to the then shareholders. It is anticipated that approximately $33,000,000 of the amount received from the secured term note will be used by the joint venture to purchase oil and gas interests, $1,400,000 will be paid to Laurus as a closing fee, $125,000 will be paid to Laurus in legal and closing fees, and $5,475,000 will be used by us for future drilling costs. The transaction will close upon the completion of due diligence by Laurus, which is expected by May 2006. The $40,000,000 secured term note will bear interest at the Wall Street Prime Rate, plus 2%, subject to a 8% floor, per annum. We paid Laurus a $25,000 non-refundable deposit in connection with Laurus' due diligence and the review and approval of the term sheet by the Laurus' investment committee.

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

                              EMPLOYMENT AGREEMENT

     Effective September 1, 2005, we entered into an Employment Agreement with Edward R. DeStefano, who serves as our Chief Executive Officer and President. The Employment Agreement has a term of three year effective from September 1, 2005 to August 31, 2008, and is renewable upon its expiration. Under the Executive Employment Agreement, Mr. DeStefano shall receive a different "Yearly Salary" depending on the year which Mr. DeStefano is employed (see Mr. DeStefano's Employment Agreement, incorporated by reference as Exhibit 10.29 to this Report for more details regarding the terms of Mr. DeStefano's employment).

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, we are of the opinion that William Mason failed to make a Form 4 filing and a
Schedule 13d filing in connection with his ownership of 5,000 shares of our Series A Convertible Preferred Stock, which is convertible into 1,500,000 shares of our common stock during fiscal 2004. Based on stockholder filings with the SEC, Edward R. DeStefano is subject to Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

                                                   Other(1)
                                                   Annual
Name & Principal                                   Compen-    Options
   Position            Year        Salary ($)      sation     SARs      Bonus($)
-------------------   ------     -----------     ---------  ---------  ---------
Edward R. DeStefano     2005(2)      207,957        $3,000                14,587
CEO, President CFO,     2004          76,340
Treasurer and
Secretary (3)(4)

William F. Mason(3)     2004          - 0 -
CEO and President       2003          - 0 -
                        2002          - 0 -

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individuals listed above, we have no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (3) fiscal years.

(1) No Executive Officer received any LTIP payouts, restricted stock awards or bonuses during the years ended 2002, 2003, 2004, and no salaries are being accrued.

(2) Mr. DeStefano earned $207,957 for the fiscal year ended December 31, 2005, which includes $141,290 earned by Mr. DeStefano from January 1, 2005 to August 31, 2005 and $66,667 which he was paid pursuant to his Executive Employment Agreement (see footnote 4 below). Additionally, Mr. DeStefano received $14,587 in bonus for his performance in regards to completing the "Development Plan for the Prado Field" with Strong Petroleum and for his efforts in completing the Lindolm-Hanson Gas Unit acquisitions described above under "Description of Business." Additionally, since September 1, 2005, in connection with Mr. DeStefano's Employment Agreement, he has been receiving $750 per month as a car allowance, which amount represents the $3,000 of other annual compensation in the table above.

(3) William F. Mason served as our Chief Executive Officer and President from October 19, 2001 to November 2, 2004, at which time he resigned and Mr.
DeStefano was appointed Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.

(4) Mr. DeStefano is employed under a three year Executive Employment Agreement with us which expires on August 31, 2008, and is described in greater detail under "Directors, Executive Officers, Promoters and Control Persons," above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 31, 2006, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

   Name  and  Address  of
     Beneficial  Owner              Shares        Percent(1)
-------------------------------   -----------   --------------
Edward R.  DeStefano               37,500,000        67.2%
5851 San Felipe, Suite 775
Houston, Texas, 77057

Laurus Master Fund, Ltd.(2)         3,675,000(3)      6.6%
P.O. Box 309 GT
Ugland House
George Town
South Church Street
Grand Cayman,
Cayman Islands
-----------------------------------------------------------------
All of the officers and            37,500,000        67.2%
directors as a group
   (1 person)

(1) Using 55,810,612 shares of common stock issued and outstanding as of March 31, 2006.

(2) The beneficial owner of Laurus Master Fund, Ltd. is Laurus Capital Management, LLC, a Delaware limited liability company, who manages Laurus Master Fund, Ltd. Eugene Grin and David Grin are the sole members of Laurus Capital Management, LLC.

(3) Laurus currently holds 3,675,000 shares of our Common Stock and has contractually agreed not to hold more than 9.99% of our issued and outstanding Common Stock, unless an event of default occurs or upon providing 75 days prior notice to us. If an event of default occurs or upon 75 days prior notice to us. Laurus is able to hold an aggregate of 46,735,789 shares of our Common Stock assuming full conversion of the Note, and exercise of the Warrant, Option and December Option, which amount represents an aggregate of 43,060,789 shares, including 24,193,548 shares representing the full conversion of the Note, 7,258,065 shares representing full exercise of the Warrant, 6,547,784 shares representing the remaining amount of the Option, and 5,061,392 shares representing full exercise of the December Option (defined and described in greater detail above under "Description of Business"), and not including the registration of any shares of our Common Stock for conversion of interest on the Note, or any changes in the Fixed Conversion Price, plus the 3,675,000 shares of common stock which Laurus already holds. Assuming full conversion of the Note and exercise of the Warrant, Option and December Option upon an event of default or upon 75 days prior notice to us, Laurus could hold 46,735,789 shares of our common stock, which would represent approximately 47.3% of our then outstanding Common Stock (assuming the issuance of no additional shares of Common Stock other than in connection with the conversion of the Note, Warrant and Option).

CHANGES IN CONTROL

     The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 7, 2005, we entered into an amended agreement with Aquatic (as described and defined above under "Description of Property") under the original Aquatic Agreement, our Chief Executive Officer, Edward R. DeStefano, was to receive 15% of Aquatic's outstanding common stock. Under the Amendment, that percentage was changed to 7.5%, and Mr. DeStefano transferred his right to the 7.5% of Aquatic's common stock to us, which will be issued upon Aquatic's reorganization and re-capitalization.

     Throughout  2005, $10,000 was repaid to our Chief Executive Officer, Edward
R. DeStefano, in consideration of monies he loaned us interest free.

     Effective September 1, 2005, we entered into an Executive Employment Agreement with our Chief Executive Officer and President, Edward R. DeStefano, whereby Mr. DeStefano agreed to serve as our Chief Executive and President for a period of three years, until August 31, 2008 under the Executive Employment Agreement (described in greater detail above under "Directors, Executive Officers, Promoters and Control Persons").

     In 2005, we granted our Chief Executive Officer, Edward R. DeStefano $14,587.18 in bonus consideration for his performance in regards to completing the "Development Plan for the Prado Field" with Strong Petroleum and for his efforts in completing the Lindholm-Hanson Gas Unit acquisitions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

Exhibit No.           Description of Exhibit
----------            ----------------------
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

10.3(2)           Subscription  Agreement  with  Kitaro,  Inc.

10.4(2)           Purchase  and  Sale  &  Exploration  Agreement  with  Aquatic

10.5(2) First Amendment of Purchase and Sale & Exploration Agreement with Aquatic

10.6(3) Development Agreement with Strong (with all confidential information removed)

10.7(4)           Settlement Agreement and Mutual Release with Core Concepts,
                  LLC

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

10.18(9)          Securities Purchase Agreement

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

10.24(9) Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Matagorda County, Texas

10.25(10)         Purchase  and  Sale  Agreement  dated  November 1, 2005 and exhibits

10.26(10)         Amendment  to Purchase  and  Sale  Agreement  dated
                  November 2, 2005

10.27(10)         Amendment  Agreement  to  June  2005  Securities  Purchase
                  Agreement

10.28(12)         Funds Escrow Agreement (June 2005)

10.29(12)         Edward R. DeStefano Employment Agreement

10.30(11)         Second Amendment Agreement with Laurus

10.31(13)         Third Amendment Agreement

10.32(13)         Amended and Restated Secured Convertible Note

10.33(13)         December Option

10.34(13)         Settlement Agreement With William F. Mason

10.35(16)         Amended and Restated Secured Term Note

16.1(14)          Letter from Malone and Bailey, PC, Certified Public
                  Accountants

31.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(15)          Glossary  of  Oil  and  Gas  Terms

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

(12) Filed as exhibits to the Company's Report on Form 10-QSB filed with the Commission on December 20, 2005, and incorporated herein by reference.

(13) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on January 4, 2006, and incorporated herein by reference.

(16) Filed as exhibit 16.2 to our Form 8-K filed on April 14, 2005, and incorporated herein by reference.

(17) Filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 31, 2005, and incorporated herein by reference.

(18) Filed as an exhibit to the Company's Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

*  Filed  herein

     (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2005:

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

o The Company filed a report on Form 8-K on November 21, 2005 to report that it would be delayed in filing its Form 10-QSB for the quarter ended September 30, 2005, as it was in the process of making revisions to prior quarterly reports, which changes effected the accounting for its September 30, 2005 period as well.

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

o The Company filed a Form 8-K on December 14, 2005 to report the Company's entry into the Second Amendment Agreement with Laurus.

o The Company filed a Form 8-K on January 4, 2006, to report the Company's entry into the Third Amendment Agreement with Laurus; the granting to Laurus of the December Option; the Company's entry into the Restated Note with Laurus and the Company's entry into settlement agreements with its former transfer agent as well as its former Chief Executive Officer, William F. Mason; and to report that the Company had closed the purchase and sale agreement entered into on November 1, 2005.

o The Company filed and amended Form 8-K on January 18, 2005, to include the Audited Financial Statements for the Company's third acquisition of interests in the Lindholm-Hanson Gas Unit.

O The Company filed an amended Form 8-K on January 18, 2005, to include the Audited Financial Statements for the Company's second acquisition of interests in the Lindholm-Hanson Gas Unit.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was approximately $40,900 and $14,945, respectively.

AUDIT RELATED FEES

     The aggregate audit-related fees billed during 2005 totaled $64,750, which comprised two acquisition audits and related Form 8-K filings, review of a registration statement on Form SB-2, and Company responses and amendments to prior filings as a result of comment letters received from the Securities and Exchange Commission.

TAX FEES

     The  aggregate  fees  billed  in  each  of  the last two fiscal years ended
December 31, 2005 and December 31, 2004, by the principal accountant for tax compliance, tax advice ad tax planning was $6,250 and $-0-, respectively.

ALL OTHER FEES

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEW CENTURY ENERGY CORP.

DATED: April 17, 2006

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

NAME     TITLE                         DATE

/s/ Edward R. DeStefano     Chief Executive Officer,          April 17, 2006
----------------------      Chief Financial Officer,
Edward R. DeStefano         Principal Accounting Officer
                            and Director