Form 10QSB
period 2006-03-31
New Century Energy Corp.
filed 2006-05-19
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ----------   ------------

                       Commission file number 000-28813


                            NEW CENTURY ENERGY CORP.
                            ------------------------
       (Exact name of small business issuer as specified in its charter)


            Colorado                                  93-1192725
            --------                                  ----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                 5851 San Felipe, Suite 775, Houston Texas 77057
                 -----------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

As of May 15, 2006, 55,810,612 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate  by  check  mark  whether  the   registrant  is  a  shell  company  (as
defined  in  Rule  12b-2  of  the  Exchange  Act).

                                 Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


                            NEW CENTURY ENERGY CORP.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                  (unaudited)

ASSETS
Current Assets
  Cash                                                       $ 3,117,313
  Accounts receivable-trade                                    1,699,428
  Inventory                                                       56,714
  Other                                                          124,462
                                                              ----------
  Total Current Assets                                         4,997,917
                                                              ----------
Land                                                              72,490
Office equipment, net of $6,741 accumulated depreciation          61,927
Oil and gas properties, using successful efforts
  method of accounting
  Proved properties                                           24,790,609
  Unproved properties                                             56,854
  Wells and related equipment and facilities                   2,697,413
                                                              ----------
                                                              27,544,876
  Less accumulated depreciation, depletion,
    amortization and impairment                               (4,557,745)
                                                              ----------
  Net oil and gas properties                                  22,987,131
                                                              ----------
                                                             $28,119,465
                                                              ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                           $   311,426
  Liabilities related to purchase of Vertica shell               110,463
  Accrued liabilities                                            456,369
  Derivative Liability for Laurus Warrant                      1,364,581
  Derivative Liability for Laurus Stock Option                 1,767,189
  Derivative Liability for Laurus December Option              1,366,025
  Single Compound Embedded Derivative - Convertible Note         664,134
  Current portion of notes payable                            11,750,000
                                                              ----------
  Total Current Liabilities                                   17,790,187
                                                              ----------

Asset retirement obligation                                      311,087

Notes payable, less current portion
  (net of unamortized discounts of $2,811,858)                 9,938,142
                                                               ---------
Total Liabilities                                             28,039,416
                                                              ----------
Contingencies (Note 7)                                                -
                                                              ----------

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 55,810,612 shares issued and outstanding          55,811
  Additional paid in capital                                   9,902,943
  Retained deficit                                            (9,878,705)
                                                              ----------
  Total Stockholders' Equity                                      80,049
                                                              ----------
                                                             $28,119,465
                                                             ===========

The accompanying notes are an integral part of these consolidated financial statements.



                            NEW CENTURY ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005
                                  (unaudited)


                                                           2006          2005
                                                        ---------     ---------
Revenues
  Oil and gas sales                                    $ 3,346,683   $   239,395
                                                        ----------     ----------
Expenses
  Exploration                                              155,458        15,037
  Lease operating                                          222,295       100,151
  Production taxes                                         175,760         7,659
  General & administrative                                 295,014     1,581,130
  Depreciation, depletion
    and amortization                                     1,625,551        50,397
                                                         ---------     ---------
  Total expenses                                         2,474,078     1,754,374
                                                         ---------     ---------

Operating income (loss)                                    872,605    (1,514,979)

Other income (expense)
  Write down of Vertica liabilities                          9,611        95,867
  Interest expense                                      (1,374,903)      (33,189)
  Increase in fair value of
    derivative liabilities                              (1,803,182)           --
  Other income                                               4,537         4,599
  Other expenses                                            (1,266)      (10,000)
                                                        -----------    ----------
  Total other income (expense)                          (3,165,203)       57,277
                                                       ------------    ----------
  Loss before income taxes                              (2,292,598)   (1,457,702)

 Income tax expense (benefit)                                   --            --
                                                        -----------    ----------
  NET LOSS                                             $(2,292,598)  $(1,457,702)
                                                        ===========    ==========

Basic and diluted loss per share                             $(.04)        $(.03)
                                                               ====          ====
Weighted average common shares used in
  computing loss per share                              55,727,279    46,568,101
                                                        ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.



                            NEW CENTURY ENERGY CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2006 and 2005
                                  (unaudited)

                                                          2006           2005
                                                       -----------    ----------
Cash flow provided by operating activities
  Net loss                                             $(2,292,598)   $(1,457,702)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
    Depreciation, depletion and amortization             1,625,551         50,397
    Write-off of liabilities on Vertica reverse merger      (9,611)       (95,867)
    Stock for services                                          --      1,435,000
    Amortization of deferred loan costs                     88,483             --
    Change in fair value of derivatives                  1,803,182             --
    Accretion of discounts on notes payable                457,982             --
    Settlement with former employee                        (25,483)            --
  Changes in:
    Accounts receivable                                    687,576        (77,508)
    Inventory                                               (8,924)        10,305
    Other assets                                            17,567         53,584
    Accounts payable                                      (379,064)        46,209
    Accrued liabilities                                    (90,447)       114,126
    Asset retirement obligation                              6,015          6,294
                                                       -----------    -----------
  Net cash provided by operating activities              1,880,229         84,838
                                                       -----------    -----------

Cash flows used in investing activities
 Drilling advances                                         170,413             --
 Third Acquisition of Lindholm-Hanson Gas Unit
  and Wells, net of cash acquired                       (1,530,874)            --
 Capital expenditures on oil and gas properties           (712,217)      (199,510)
 Purchase of office equipment                               (1,903)        (2,255)
                                                       -----------    -----------
  Net cash used in investing activities                 (2,074,581)      (201,765)
                                                       -----------    -----------
Cash flows from financing activities
Proceeds from the sale of common stock                          --         57,240
Proceeds from the sale of subscribed common stock               --        195,619
Payments to reduce long-term debt                               --        (92,208)
                                                       -----------    -----------
  Net cash provided by financing activities                     --        160,651
                                                       -----------    -----------
Net increase (decrease) in cash                           (194,352)        43,724

Cash at beginning of the period                          3,311,665        452,781
                                                       -----------    -----------

Cash at end of the period                              $ 3,117,313    $   496,505
                                                       ===========    ===========

Supplemental Cash flow Information:
Interest                                               $  823,542     $    33,189
Income taxes                                                   --              --

The accompanying notes are an integral part of these consolidated financial statements.


                            NEW CENTURY ENERGY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in New Century Energy Corp.'s Annual Report on Form 10-KSB for the year ended December 31, 2005 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The financial information of New Century Energy Corp. ("New Century" or the "Company") and its wholly owned subsidiaries, Century Resources, Inc. and ERC Solutions, Inc., for the three months ended March 31, 2006 and 2005, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year presentation. These reclassifications had no effect on reported earnings. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

NOTE 2 - THIRD ACQUISITION OF MINERAL INTERESTS IN THE LINDHOLM-HANSON GAS UNIT AND WELLS

     On January 3, 2006, New Century acquired a 1.75% working interest and a 1.3125% net revenue interest in the Lindholm-Hanson Gas Unit and Wells ("L-H Gas Unit")("Third Acquisition") in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas. The Third Acquisition increased New Century's working interest and net revenue interest in production from the L-H Gas Unit to a 15.20% working interest and a 12.2140% net revenue interest. The effective date of the Third Acquisition was October 1, 2005, with net revenues for October 2005 split equally between New Century and the seller of the property, and the cost of the acquired interests was $1,890,000. The L-H Gas Unit is engaged primarily in the exploration for, and acquisition, development, and production of, natural gas. The L-H Gas Unit sells its gas production primarily to domestic pipelines and refineries.

     The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed, which may be adjusted within one year of the purchase date for changes in estimates of their fair value.

Assets acquired:

Accounts receivable                                         $   186,258
      Lindholm-Hanson Gas Unit and Wells
        Leasehold costs                      $ 1,567,839
        Equipment                                152,035
                                              -----------     1,719,874
                                                             ----------
Total assets acquired                                         1,906,132
Liabilities assumed
    Accounts payable                                             16,132
                                                            -----------
Net assets acquired                                         $ 1,890,000
                                                            ===========

A summary of the acquisition consideration is as follows:

Purchase price                                              $ 1,890,000
Closing costs                                                    16,132
L-H Gas unit revenue for 2.5 months                            (281,089)
L-H Gas unit expenses for 2.5 months                             94,831
                                                             ----------
                                                            $ 1,719,874
Less: 2005 Cash deposit                                        (189,000)
                                                             ----------
Net cash paid in 2006                                         1,530,874
                                                            ============


NOTE  3  - L-H GAS UNIT ACQUISITION FINANCINGS

AMENDED AND RESTATED SECURED TERM NOTE

     On March 30, 2006, The Company signed an "Amended and Restated Secured Term Note" ("Amended Term Note") in regards to the Laurus secured term note financing of $9,500,000 for the Second Acquisition. The Amended Term Note will continue to bear the same interest of twenty percent (20%) per year as the original term note; however, the Amended Term Note will be due in full on January 2, 2007 instead of March 19, 2006. Effective with March 2006 revenue, a monthly interest and principal payment will be made based on eighty percent (80%) of the net proceeds paid to the Company in respect to oil, gas, and/or hydrocarbon production arising from the Company's 5.4375% net revenue interest in the L-H Gas Unit (Second Acquisition). The Company will make a monthly payment to Laurus within 5 days of receiving payment from U.S. Enercorp., the operator of the unit. Each payment made by the Company shall be applied first to accrued and unpaid interest and then to the outstanding principal amount.

SECURED CONVERTIBLE NOTE

     The Convertible Note balance on the consolidated balance sheet as of March 31, 2006 is comprised of the following:

Notional  balance  of  the  Convertible  Note                       $15,000,000
                                                                    -----------
Unamortized  Discounts                                               (2,811,858)
                                                                    -----------
Convertible  Note  balance,  as  adjusted                            12,188,142
    Less  current  portion  of  Convertible  Note                    (2,250,000)
                                                                    -----------
Convertible  Note  balance,  net  of  current  portion
    and  unamortized  discounts  at  March  31,  2006               $ 9,938,142
                                                                    ===========

Notes  payable,  current  portion  of  Amended  Term  Note            9,500,000
Notes  payable,  current  portion  of  Convertible  Note              2,250,000
                                                                    -----------
Notes  payable,  current  portion  as  of  March  31,  2006         $11,750,000
                                                                    ===========

CHANGE  IN  UNAMORTIZED  DISCOUNT  OF  DERIVATIVE  LIABILITIES

     For the quarter ended March 31, 2006, the discount on Notes payable changed due to the following:

Accretion of discounts on Notes Payable during 2006                 $   284,332
                                                                    ===========

     The following assumptions were used in the preparation of the above valuations at March 31, 2006:

Probability-Weighted  Expected  Cash  Flow  Methodology  -

Assumptions                                          Single  Compound  Embedded
                                                         Derivative  within
                                                          Convertible  Note


Risk  -  free  interest  rate                                      4.82%

Prime  rate                                                        7.75%
  Increasing  .25%  each  quarter  of  first  year

Timely  registration                                              95.00%
  Increasing  by  1%  monthly  up  to  99%

Default  status                                                    5.00%
  Increasing  by  0.1%  monthly

Alternative  financing  available  and  exercised                 00.00%
  Increasing  2.5%  monthly  up  to  25%
   (Exercised only if the market price is greater than $0.92)

Trading  volume,  gross  monthly  dollars                          4.00%
  Monthly  increase

Annual  growth  rate  of  stock  price                           31.945%

Future  projected  volatility                                    100.00%


CHANGE  IN  FAIR  VALUE  OF  DERIVATIVES

     For the three months ended March 31, 2006, the fair value of the Company's derivative liabilities increased as follows:

    Single  Compound  Embedded  Derivatives  within
      Convertible  Note                                       $    74,808
    Laurus  Stock  Option                                         654,741
    December  Option                                              506,111
    Laurus  Warrant                                               567,522
                                                              -----------
Net  increase  in  fair  value  of  derivative  liabilities   $ 1,803,182
                                                              ===========

     The net increase the fair value of the derivative liabilities (mark-to-market) of $1,803,182 for the three months ended March 31, 2006 is primarily due to the increase in the price of the Company's common stock from $0.17 at December 31, 2005 to $0.27 at March 31, 2006. The increase in the fair value of the derivative liabilities has been recorded under Other Income (Expense) in the accompanying consolidated statements of operations.

     The values of the derivative liabilities relating to the Convertible Note, as reflected in our quarterly financial statements, are subject to changes in the trading value of the Company's common stock. As a result, our financial statements may fluctuate quarter-to-quarter based on factors, such as the trading value of New Century's common stock and the amount of shares converted by Laurus in connection with the Convertible Note and exercised in connection with the Laurus Warrants and Laurus Stock Options. Consequently, our consolidated financial position and results of operations may vary significantly from quarter-to-quarter, based on factors other than the Company's revenues and expenses.

NOTE  4  -  STOCKHOLDERS'  EQUITY

COMMON  STOCK

In March 2006, New Century Energy Corp, issued 100,000 shares of restricted common stock as part of a Settlement and Release Agreement with Hans Nehme, a former officer and director. (See Note 7)

LOSS  PER  SHARE  AND  WEIGHTED  AVERAGE  SHARES

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

Each common stock equivalent is considered individually to determine their dilutive effect on earnings per share. For the first quarter of 2006, all potentially dilutive securities had an antidilutive impact on loss per share. As a result, basic and dilutive loss per share is the same.

The effect of the Convertible Note in the diluted loss per share calculation is accounted for under the "if converted" method, whereby the Convertible Note is assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $0.62 and interest expense (see Note 3) related to the Convertible Note is added back to the net loss.

The weighted average number of shares for the Convertible Note of 24,193,548 has been excluded from the diluted calculation because it would have an antidilutive effect on the loss per share. The adjustments to the numerator totaling $712,577 include the net increase in the fair value of the compound embedded derivative of $74,808 and the interest expense "add back" for the Convertible Note of $637,769. No tax effect on interest expense has been applied, as the Company has available net operating loss carry forwards to offset taxable income.

Additionally, the weighted average numbers of shares of the Laurus Warrant and the ECS Warrant of 7,258,065 and 900,000, respectively, have also been excluded from the diluted calculation because the warrants' strike price of $.80 per common share exceeds the average market price of the Company's common stock for the first quarter of 2006 of $0.23 per share.

The weighted average number of potential shares granted to Laurus through the Laurus Option of 6,547,784 and the December Option of 5,061,932 were also excluded from the diluted calculation as the effect would be antidilutive.

NOTE 5 - OTHER INCOME (EXPENSE)

     As of March 31, 2006, $518,639 has been released into "Other income" from the initial recorded liability of $717,540 in connection with the reverse merger with Vertica. The release of the $9,611 into "Other income" during the quarter ended March 31, 2006 is comprised of the expiration of accounts payable regarding a four year statute of limitations.

     Interest expense consists of the following for the three months ended March 31, 2006:

                                                               Three Months
                                                              Ended March 31
                                                                    2006
                                                                 ---------
Interest on notional balances                                  $   828,438
Accretion of Convertible Note discounts                            284,332
Amortization of Secured Term Note loan costs and discount          262,133
                                                              ------------
  Total interest expense                                       $ 1,374,903
                                                               ===========

NOTE 6 - MAJOR PURCHASERS

     For the first quarters of 2006 and 2005, New Century's operated properties had one purchaser who individually accounted for 100% of crude oil sales and a separate purchaser who individually accounted for 100% of sales of natural gas products. New Century's non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2006 and 2005.

NOTE 7 - CONTINGENCIES

In February 2005, we received correspondence from four former employees, which alleged that we owed those former employees approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans and interest. We settled with three of the individuals in July 2005 and filed suit against the fourth individual, our former officer and Director, Hans Nehme, in October 2005, in Harris County, Texas, alleging that Mr. Nehme agreed to settle the claims by exchange of written correspondence on May 10, 2005, and later agreed upon the form of a final settlement, but failed to sign with the other three plaintiffs. Mr. Nehme filed suit against us on October 21, 2005, which complaint was amended on November 11, 2005, which claimed he was owed $15,000 in connection with monies loaned to us, $113,733 in connection with accrued wages, $1,458 in 401(k) payments that Mr. Nehme claimed he was due, and other damages.

On or about March 20, 2006, we entered into a Settlement and Release Agreement with Mr. Nehme (the "Nehme Settlement"). Pursuant to the Nehme Settlement, Mr. Nehme agreed to all necessary pleadings to dismiss his previously filed lawsuit against us, with prejudice and we agreed to pay Mr. Nehme $25,483 and to issue him 100,000 shares of our restricted common stock.

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

NOTE  8  -  SUBSEQUENT  EVENTS

PRADO  DEVELOPMENT  AGREEMENT  WITH  STRONG  PETROLEUM  GROUP,  INC.  ("STRONG")

On April 6, 2006, the Company and Aquatic Cellulose International ("New Century Group") signed a new extension agreement with Strong Petroleum Group, Inc. ("Strong"). The new extension agreement calls for Strong to complete the re-development of the Company's Prado field interests ("Prado Assets") by September 21, 2006. In exchange for the extension of time, the New Century Group will increase its 12.5% working interest to 25% in the Prado Assets. Beginning April 1, 2006, the New Century Group shall also be entitled to one-quarter of all net production proceeds.

GULF  COAST  SECURED  TERM  NOTE  AND  ACQUISITION OF MANTI INTERESTS AND LEASES

On April 26, 2006, the Company's newly formed wholly-owned subsidiary, Gulf Coast Oil Corporation, a Delaware corporation ("Gulf Coast"), entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (the "Purchase Agreement" and "Laurus"), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") with a forty-two month term and a Common Stock Purchase Warrant to purchase up to 49% of the shares of common stock of Gulf Coast (the "Gulf Coast Warrant"). The Gulf Coast Note bears interest at the Wall Street Prime Rate, plus 2%, subject to an 8% floor, per annum. Laurus will receive 80% of the net production revenue generated by the joint venture, and Gulf Coast will receive 20% of such revenues, until such time as the Gulf Coast Note is repaid by the Company [or at maturity, assuming payment in full of the Gulf Coast Note at that time], at which time the proceeds from the joint venture will be distributed to the then shareholders. In connection with the Securities Purchase Agreement, Gulf Coast also entered into a Guaranty with Laurus (the "Gulf Coast Guaranty"); a Mortgage Deed of Trust, Security Agreement, Financing Statement and Assignment of Production; a Master
Security Agreement; a Collateral Assignment; and a Shareholders Agreement with Laurus. In connection with Gulf Coast's entry into the Securities Purchase Agreement, we and Century Resources, Inc., our wholly owned Delaware subsidiary ("Century"), entered into a Guaranty with Laurus (the "New Century Guaranty"); and also entered into an Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production; and a Stock Pledge Agreement with Laurus.

On April 28, 2006, Gulf Coast entered into an Asset Purchase Agreement ("Asset Purchase Agreement") and closed the purchase of certain undivided interests in producing properties as well as undeveloped oil and gas mineral leases totaling 9,167 acres and other related assets and contracts in McMullen County, Texas (the "Assets"), from Manti Resources, Inc., a Texas corporation, Manti Operating Company, a Texas corporation and Manti Mustang Creek, Ltd., a Texas limited partnership (collectively "Manti"). The purchase price of the Assets was $33,000,000, which amount was paid from funds received from the Gulf Coast Note. The effective date of the Asset Purchase Agreement, for the purposes of the receipt of proceeds from the sale of hydrocarbon reserves was December 1, 2005.

FOURTH  AMENDMENT  TO  SECURED  CONVERTIBLE  TERM  NOTE

In May 2006, we entered into a Fourth Amendment Agreement with Laurus (the "Fourth Amendment"), which amended the terms of our June 30, 2005 Registration Rights agreement with Laurus, to amend the date we are required to have our Registration Statement filed with the Securities and Exchange Commission (the "Commission"), to register the shares of common stock convertible in connection with the Convertible Secured Term Note, and exercisable in connection with the Laurus Warrant, Laurus Option and the December Option; from April 25, 2006, as was required under (the Third Amendment), to June 15, 2006. The Fourth Amendment also extended the date we are required to have such registration statement declared effective by the Commission from July 1, 2006, to August 15, 2006.

ITEM  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF NEW CENTURY ENERGY CORP. ("NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2006.

     Information regarding certain technical oil and gas exploration terms which are used throughout this Form 10-QSB can be found in the "Glossary of Oil and Gas Terms," incorporated by reference into this Form 10-QSB as exhibit 99.1.

     New Century Energy Corp. is a Colorado corporation; organized under Colorado Business Corporation Law ("CBCL") engaged in the acquisition, development, operation and exploration of oil and natural gas properties in the Gulf Coast region of the United States, primarily in Texas. Our corporate headquarters are located at 5851 San Felipe Suite 775, Houston, Texas 77057, and our phone number is 713-266-4344.

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

     On February 1, 2002, the Company's charter was automatically revoked by the Colorado Secretary of State for failure to file a periodic report. Because of the Colorado statute at that time, once a charter was revoked it could not be renewed and the Company was forced to file new Articles of Incorporation with the Colorado Secretary of State, which it did on December 22, 2003, as Vertica Software, Inc. The Company filed a Statement of Merger with the Colorado
Secretary of State to merge its former Colorado filings as Perfection Development Corporation/Vertica Software, Inc., with its current filings as New Century Energy Corp.

     On January 28, 2004, the Company filed Articles of Amendment to the Company's Articles of Incorporation to authorize 5,000 shares of Series A Convertible Preferred Stock. On June 30, 2004, the Company filed Articles of Amendment to the Company's Articles of Incorporation to amend the Series A Convertible Preferred Stock ("Series A") designation and to authorize 2,000,000 shares of Series B Convertible Preferred Stock ("Series B"). Each share of Series A Preferred Stock is able to vote an amount equal to 300 shares of Common Stock. All shares of preferred stock rank prior to all other stock of the Company, as to payments of dividends and to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary. Each share of Series B Preferred Stock is able to vote an amount equal to 2,958 shares of Common Stock. Each share of Series A Preferred Stock can be converted into 300 shares of the Company's Common Stock at the option of the holder, provided that there are a sufficient number of shares authorized but unissued and unreserved. Each share of Series B Preferred Stock can be converted into 98.6 shares of the Company's Common Stock at the option of the holder, provided that there are a sufficient number of shares authorized but unissued and unreserved. As of the date of the filing of this report, there are no shares of Series A Preferred Stock outstanding and no shares of Series B Preferred Stock outstanding.

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

     In connection with the Exchange, the Company agreed to transfer all rights to the existing installation of hardware and software used to develop intellectual property, all trademarks, copyrights and marketing materials developed for sales and distribution of such products relating to Internet/Intranet software products and services and an Internet web site for the hazardous material to the Company's former wholly owned subsidiary, ERC Solutions, Inc., a Delaware corporation ("ERC"), and changed its business focus to oil and gas exploration and production. On October 26, 2004, in connection with its new business focus, the Company filed Articles of Amendment with the Colorado Secretary of State, to change its name to "New Century Energy Corp." which became effective on November 1, 2004. ERC was subsequently dissolved in February 2006.

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

2005  FUNDING  AGREEMENTS

     On June 30, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus" and the "Closing"), whereby we sold a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000)(the "Note" or "Convertible Note"), which is convertible into an aggregate of 24,193,548 shares of our Common Stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of Common Stock at $0.80 per share (the "Warrant"); issued an option to Laurus to purchase up to 10,222,784 shares of our Common Stock
(representing 20% of our outstanding Common Stock on a fully-diluted basis [prior to the issuance of shares in connection with the Purchase and Sale Agreement]), for $0.001 per share (as amended)(the "Option"); and entered into a Master Security Agreement, Registration Rights Agreement, Stock Pledge Agreement and Funds Escrow Agreement with Laurus and Century Resources, Inc., our wholly owned subsidiary, entered into a Subsidiary Guaranty with Laurus. The Note, the Warrant, the Option, the Master Security Agreement, the Registration Rights Agreement, in which we agreed to file and obtain effectiveness of a Registration Statement covering the Securities issued to Laurus, the Subsidiary Guaranty, the Stock Pledge Agreement, the Funds Escrow Agreement and all other documents, instruments and agreements entered into in connection with the Closing, are referred to herein as the "Related Agreements."

     In connection with the Securities Purchase Agreement, we issued Laurus a three year Secured Convertible Note in the amount of $15,000,000, which was subsequently replaced by an Amended and Restated Secured Convertible Term Note (the "Convertible Term Note" or the "Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.00%, with the prime rate at 8.00% as of May 10, 2006, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note shall be payable monthly, in arrears, commencing on September 1, 2005 (each monthly date being a "Determination Date"). Additionally, if the

Registration Statement covering the shares which the Note and Warrant are convertible into has been declared effective and our Common Stock has traded at least 25% above the "Fixed Conversion Rate," which is currently $0.62 and which is subject to adjustment as described below, for the five trading days immediately preceding a Determination Date, then the Contract Rate shall be reduced by 1%, and shall be reduced by 1% for each incremental 25% increase in the market price of our Common Stock above the then applicable Fixed Conversion Rate (for example, if our Common Stock has traded at $0.93 for the five trading days preceding a Determination Date, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our Common Stock traded above the Fixed Conversion Rate), but, in no event shall the Contract Rate at any time be less than 0%.

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

     In connection with the Term Note, we entered into three Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Productions with Laurus (the "Mortgage"), whereby we agreed to grant Eugene Grin, as trustee for Laurus ("Trustee") a security interest on, among other things, our oil and gas properties, production and proceeds, to secure the June 2005 Note; the Term Note; payment and performance of any and all present and future obligations; and sums advances as expenses or costs included on behalf of us any and all additional debts, obligations and liabilities of every kind and character existing in connection with the Term Note or the June 2005 Note.

     On December 30, 2005, we entered into a Third Amendment Agreement ("Third Amendment") to extend the date we were required to file a Registration Statement covering the securities issuable to Laurus, and obtain effectiveness of such Registration Statement, an Amended and Restated Secured Convertible Term Note ("Restated Note," described in greater detail below) and an Option (the "December Option"). The December Option, provides Laurus the right to purchase up to 5,061,392 shares of our common stock at $0.001 per share, representing ten percent (10%) of our fully diluted issued and outstanding shares of Common Stock prior to the date of the June 2005 SPA (June 30, 2005). Laurus agreed under the December Option not to exercise any rights under the December Option until: (a) payment in full of all of the obligations and liabilities of the Company to Laurus under the June 2005 SPA and Restated Note have been paid in full and (b) the exercise of the Warrant by Laurus, provided however that Laurus may sell all or any portion of the Common Stock issuable upon the December Option following an event of default (as defined in the Amended Note), or upon 75 days notice to us.

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

     In connection with the Third Amendment, we also entered into the Restated Note, which replaced and superseded the Convertible Note, and which had an effective date of June 30, 2005, the date of the original Convertible Note, added a section to the original Convertible Note, which provided that the events of default set forth in the Restated Note are subject to the express waiver of certain events of default by Laurus in favor of the Company as provided in the Amendment and the Second Amendment entered into with Laurus on November 3, 2005 and December 14, 2005. The Restated Note provided that such events of default expressly waived pursuant to the First Amendment and the Second Amendment shall remain waived in accordance with the express terms of the First Amendment and the Second and shall not be deemed to constitute events of default for purposes of the Restated Note, the June 2005 SPA or related agreements, the September 2005 SPA and/or related agreements.

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

RECENT  EVENTS
--------------

     On January 3, 2006, we closed the Purchase and Sale Agreement entered into on November 1, 2005 ("Agreement") with Mr. Gerald W. Green, the "Seller." Pursuant to the Agreement, we agreed to purchase certain interests in and to certain oil and gas leases which are located within and adjacent to the Lindholm-Hanson Gas Unit in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas (the "Unit"), for $1,890,000. We previously paid the Seller a ten percent (10%) deposit under the Agreement, representing $189,000 and paid the Seller the remaining ninety percent (90%) of the purchase price, representing $1,701,000 on January 3, 2006. The interests purchased total a 1.75% working interest and a 1.3125% net revenue interest in the leases (the "Interest"). As a result of the closing of the Interest, our total ownership of interests within the Lindholm-Hanson Gas Unit totals a 15.20% working interest and a 12.2140% net revenue interest and our total ownership of the Lindholm fee #1 well, which is outside of the Unit includes a 12.10% working interest and an 8.9820% net revenue interest.

     The effective date of the sale of the Seller's Interest is October 1, 2005 (the "Effective Date"). At the closing and in accordance with the provisions of the Agreement, the Seller paid us the proceeds actually received by Seller and attributable to production during the period between the Effective Date and the closing. At the time of closing, we reimbursed Seller approximately $154,750 for drilling and development costs assumed by us and attributable to the ownership and operation of the purchased leases which were paid by Seller and incurred at or after the Effective Date.

     The Agreement is described in greater detail in our Report on Form 8-K filed with the Commission on November 7, 2005.

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

     Notwithstanding anything contained in the Amended Term Note to the contrary, if during the 2006 calendar year, the Company drills one or more wells in the Wishbone Field, then so long as no Event of Default shall have occurred and be continuing the Company shall be permitted to deduct from each Amortizing Payment in respect of the principal amount then required to be made an amount sufficient to cover not more than the Company's then owing 7.25% pro-rata share of the drilling and completion costs associated with such drilling, provided that in no event shall any such drilling and completion costs be deducted from the interest payments then due and owing by the Company to Laurus.

SETTLEMENT  WITH  FORMER  EMPLOYEE

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

SUBSEQUENT  EVENTS
------------------

     On April 26, 2006, our newly formed wholly owned subsidiary, Gulf Coast Oil Corporation, a Delaware corporation ("Gulf Coast"), entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (the "Purchase Agreement" and "Laurus"), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of

$40,000,000 (the "Gulf Coast Note") and a Common Stock Purchase Warrant to purchase up to 49% of the shares of common stock of Gulf Coast (the "Gulf Coast Warrant") at $.001 per share. In connection with the Purchase Agreement, Gulf Coast also entered into a Guaranty with Laurus (the "Gulf Coast Guaranty"); a Mortgage Deed of Trust, Security Agreement, Financing Statement and Assignment of Production; a Master Security Agreement; a Collateral Assignment; and a letter agreement relating to a Shareholders Agreement to be entered into between Laurus and Gulf Coast following Laurus' exercise of the Gulf Coast Warrant. In connection with Gulf Coast's entry into the Securities Purchase Agreement, we and Century Resources, Inc., our wholly owned Delaware subsidiary ("Century") entered into a Guaranty with Laurus (the "New Century Guaranty"); we and Century entered into an Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in favor of Laurus; and we entered into a Stock Pledge Agreement with Laurus.

GULF  COAST  NOTE

     In connection with the Purchase Agreement, Gulf Coast issued Laurus a three
(3) year Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.00%, with the prime rate at 8.00% as of May 10, 2006) per year, and which at no time shall bear interest at less than 8% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009 (the "Maturity Date"). The interest on the Gulf Coast Note shall be payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the Gulf Coast Note are due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the Gulf Coast Note, interest on the Gulf Coast Note shall only be payable as a component of the Amortization Amount, unless such Amortization Amount is less than $150,000 for any month, as described below.

     Each monthly Amortization Amount will be equal to eighty percent (80%) of the gross proceeds paid to Gulf Coast in respect of all oil, gas and/or other hydrocarbon production in which Gulf Coast has an interest less (i) the reasonable ordinary day to day expenses associated with Gulf Coast's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) Gulf Coast's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to Laurus' approval, which approval shall be provided in the exercise of Laurus' reasonable discretion based on such supporting documentation from Gulf Coast as Laurus shall request (the "Net
Revenue"). Provided, however, that each Amortization Amount shall be equal to one hundred (100%) of Net Revenue, upon the occurrence and during the continuance of an Event of Default under the Gulf Coast Note as described below.

     In the event the Amortization Amount payable to Laurus during any month is less than $150,000, then Gulf Coast is required to make a cash payment to Laurus in an amount equal to the difference between $150,000 and the then applicable Amortization Amount.

     Gulf Coast used $33,000,000 of the funds received through the sale of the Gulf Coast Note to purchase the Manti property as described below; $1,400,000, representing 3.5% of the Gulf Coast Note, to Laurus Capital Management, LLC ("LCM"), as a management fee, as well as an additional $24,705 in due diligence and documentation fees to LCM; $75,295 to Laurus' attorneys for legal and escrow agent fees; with the remaining $5,500,000 to be used by Gulf Coast for future drilling expenses.

GULF  COAST  WARRANT

     The Gulf Coast Warrant provides Laurus the right to purchase up to 961 shares of Gulf Coast's common stock, representing 49% of Gulf Coast's then issued and outstanding common stock at an exercise price of $0.001 per share, which warrants are exercisable by Laurus after all amounts owed to Laurus by Gulf Coast have been repaid in full. Pursuant to the Gulf Coast Warrant, we agreed to provide Laurus with registration rights to the shares issuable in connection with the Gulf Coast Warrant, if Gulf Coast ever affects an initial public offering of its securities and/or if its securities become publicly traded.

GUARANTIES

     In connection with the Purchase Agreement, Gulf Coast entered into a Guaranty, whereby it agreed to guaranty all of our obligations and liabilities owed to Laurus in connection with the June 30, 2005 and September 19, 2005, Securities Purchase Agreements (the "2005 Purchase Agreements"), and any obligations and/or liabilities owed to Laurus pursuant to any agreements entered into in connection with the 2005 Purchase Agreements.

     Additionally, in connection with the Purchase Agreement, we and Century, entered into a Guaranty, whereby we agreed to guaranty all of Gulf Coast's obligations and liabilities owed to Laurus in connection with the Purchase Agreement, and any obligations and/or liabilities owed to Laurus pursuant to any agreements entered into in connection with the Purchase Agreement (the "New Century/Century Resources Guaranty").

     As a result of the Gulf Coast Guaranty and the New Century/Century Resources Guaranty, Gulf Coast, Century and we will remain liable for the obligations of the other parties until all indebtedness is repaid to Laurus by Gulf Coast, New Century and Century, under the various secured term notes and related agreements entered into and/or made by Gulf Coast, New Century and/or Century in favor of Laurus.

RELATED  AGREEMENTS

     Gulf Coast also entered into the following agreements in connection with the Purchase Agreement:

o a Collateral Assignment with Manti (defined below) and Laurus, whereby Gulf Coast authorized Manti, upon notice by Laurus, to pay any amounts owed to Gulf Coast pursuant to the Asset Purchase Agreement among Gulf Coast and Manti directly to Laurus to secure amounts owed to Laurus under the Gulf Coast Note;

o a Master Security Agreement, by and among Gulf Coast, Century, and us in favor of Laurus, whereby we, Century and Gulf Coast granted Laurus a continuing blanket security interest in all of Gulf Coast's, Century's and our assets, including all of Gulf Coast's, Century's and our cash and cash equivalents, all rights to oil and gas leases and contracts purchased in connection with the Asset Purchase Agreement, and/or other oil and gas interests or contracts obtained by Gulf Coast, Century and us in the future, all property, hydrocarbons, operating equipment and well data, to secure the repayment of the Gulf Coast Note and all other obligations and liabilities owing to Laurus pursuant to the other agreements entered into in connection with the Purchase Agreement, the 2005 Purchase Agreements and all other agreements entered into in connection with the 2005 Purchase Agreements;

o a letter agreement regarding a Shareholders Agreement to be entered into with Laurus, whereby we agreed that upon Laurus' exercise of the Gulf Coast Warrant, we and Gulf Coast would negotiate with Laurus in good faith the terms and conditions of a shareholders agreement. Additionally, Gulf Coast and we agreed that following the exercise of Laurus' Gulf Coast Warrant, Gulf Coast will pay dividends in connection with the Net Revenue received by Gulf Coast to Laurus and us in proportion to our then ownership interests in Gulf Coast. Additionally, Gulf Coast agreed that after Laurus' exercise of the Gulf Coast Warrant, it would not take certain corporate actions, without the prior written approval of Laurus, including, but not limited to, declaring or paying any dividends; selling or disposing of any assets or property, entering into any transactions, other than in the ordinary course of business; entering into any mortgage, lien or encumbrances; entering into any agreements with third parties; and/or issuing or selling any capital stock, warrants or convertible securities; and

o a Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in favor of Laurus, which provided Laurus a mortgage and security interest over the interests purchased by Gulf Coast pursuant to the Asset Purchase Agreement.

     Additionally, we entered into a Stock Pledge Agreement with Laurus, whereby we pledged all of the outstanding shares of Gulf Coast's common stock to Laurus, pursuant to our Guaranty of Gulf Coast's indebtedness to Laurus, as described above under "Guaranties," to secure our, Century's and Gulf Coast's full and punctual payment and performance of its obligations and liabilities owed to Laurus. As a result, if any event of default occurs under the Stock Pledge Agreement, including but not limited to the Events of Default as defined above under the description of the Gulf Coast Note, Laurus may take ownership of and/or sell all of the outstanding shares of Gulf Coast.

     We also entered into a Reaffirmation, Ratification and Amendment Agreement, whereby we and Century agreed to reaffirm our outstanding obligations and liabilities owed to Laurus in connection with the 2005 Purchase Agreements and agreements entered into in connection with the 2005 Purchase Agreements, as well as the Guaranty we issued to Laurus in connection with the repayment of the Gulf Coast obligations, as described above under "Guaranties."

     Pursuant to the Reaffirmation, Ratification and Amendment Agreement, simultaneously with Gulf Coast's receipt of accrued production revenue paid to Gulf Coast at the closing of the Asset Purchase Agreement, for the period from December 1, 2005, the effective date of the Asset Purchase Agreement, described below under Item 2.01, to May 1, 2006, we made a mandatory prepayment against the outstanding balance of our September 2005 Note in an amount equal to eighty percent (80%) of the net accrued production revenue or $2,565,386. We paid this amount to Laurus on May 1, 2006 as partial payment of the $9,500,000 September 30, 2005, Secured Term Note, as amended, which Note has an approximate remaining balance of $7,034,614 as of the date of this filing, not including any accrued or unpaid interest.

     We and New Century also entered into an Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing State and Assignment of Production, which amended our June 30, 2005, Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production granted to Laurus, to include certain additional oil and gas properties acquired by us following June 30, 2005 and to include as part of the obligations secured thereby our and Century's obligations under the New Century/Century Resources Guaranty.

GULF  COAST  ACQUISITION

     On April 28, 2006, Gulf Coast entered into an Asset Purchase Agreement ("Asset Purchase Agreement") and closed the purchase of certain undivided interests in producing properties as well as undeveloped oil and gas mineral leases totaling 9,167 acres and other related assets and contracts in McMullen County, Texas (the "Manti Property"), from Manti Resources, Inc., a Texas corporation, Manti Operating Company, a Texas corporation and Manti Mustang Creek, Ltd., a Texas limited partnership (collectively "Manti"). The purchase price of the Manti Property was $33,000,000, which amount was paid from funds received from Gulf Coast's sale of the Gulf Coast Note to Laurus. The effective date of the Asset Purchase Agreement, for the purposes of the receipt of proceeds from the sale of hydrocarbon reserves was December 1, 2005.

FOURTH  AMENDMENT

     On May 2, 2006, we entered into a Fourth Amendment Agreement with Laurus (the "Fourth Amendment"), which amended the terms of our June 30, 2005 Registration Rights agreement with Laurus, to amend the date we are required to have our Registration Statement filed with the Commission to register the shares of common stock convertible in connection with Laurus' June 30, 2005 Secured Convertible Term Note, and exercisable in connection with Laurus' June 30, 2005 Common Stock Purchase Warrant, Option and its December 30, 2005 Option, from the filing date of April 25, 2006, as was required under our December 30, 2005, Third Amendment Agreement with Laurus (the "Third Amendment") to the filing date of June 15, 2006. The Fourth Amendment also extended the date we are required to have such Registration declared effective with the Commission from July 1, 2006 until August 15, 2006.

OIL  AND  GAS  PROPERTIES
-------------------------

1.)      OPERATED  PROPERTIES:

     The Company operates oil and gas properties in Texas under the name of Century Resources, Inc., a wholly owned subsidiary of the Company. Century Resources, Inc. is a bonded operator with the Railroad Commission of Texas and our Operator number is 141835. Of the properties we operate, our working interest ownership ranges from 80% in the Sargent South Field, to 100% in the San Miguel Creek and Tenna Fields.

SARGENT  SOUTH  FIELD-  MATAGORDA  COUNTY,  TEXAS

     The Company acquired 100% of the working interest in the Sargent South Field from Calpine Natural Gas (NYSE) and its partner, ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres.

     At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345 foot sand. One of the original producing wells acquired from Calpine, the Hamill #19 ceased flowing gas in May of 2004 after producing 615 MMCF of gas from the original completion at 3,917 foot. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. The Hamill #19 is currently being worked over with a completion attempt to be tried at the 6,700 sand level. Work on the Hamill #19 is expected to be completed and production testing to commence in the second quarter of 2006. If this completion attempt is unsuccessful we may attempt a possible deepening outside of the casing.

     At present, there are five (5) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with daily production in excess of approximately 1,500 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

     A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, along with some recently purchased 2-D seismic line. The final interpretation work will be completed in the second quarter of 2006. As a result of our interpretation project, new drilling locations have been identified on this lease for drilling in 2006. The seismic and geological interpretation project will be an ongoing process over 2006 and 2007, with results from any new wells drilled being integrated into and used to update our ongoing interpretation project.

     The Company has an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when work over operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; and is currently producing gas at the rate of approximately 175 MCF per day on a 8/64 inch choke with a flowing tubing pressure of 700 psi. Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, when the current completion at 4,230 feet depletes.

     During June 2005, work over operations commenced on the Hamill #14 well, which had also been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet, and tests were run in the well to evaluate potential productive sands in this well. In July 2005, the Hamill #14 was recompleted in a sand at 4,209 feet at the rate of 175 MCF of gas per day on a 8/64 inch chokes with flowing tubing pressure of 1,000 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, when the current completion at 4,209 feet depletes. This well is currently producing at the rate of 275 MCF per day on a 8/64 inch choke with a flowing tubing pressure of 700 psi.

     During July 2005, a second work over operation commenced on the Hamill #10 well after the well ceased producing gas earlier in the month. Remedial Operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 3,515 feet but encountered collapsed casing at this depth. The bottom section of the well bore was plugged off and tests were run in the well to evaluate potential productive sands in this well above 3,515 feet. In October 2005, the Hamill #10 was recompleted in a stray sand at 3,270 feet at the rate of approximately 340 MCF of gas per day on an 8/6 inch choke with flowing tubing pressure of 1,350 psi. Additional probable and proven reserves behind pipe gas sands have been identified in the Hamill #10 well for future recompletion attempts, when the current completion at 3,270 feet depletes. This well is currently producing at the rate of approximately 450 MCF per day on a 7/64 inch choke with a flowing tubing pressure of 1,300 psi.

     During August 2005 work over operations commenced on the Hamill #2 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. During the first quarter of 2006 the Hamill #2 well was shut in due to the formation sand entering the well bore. The well was cleaned out and gravel packed in March of 2006 and the well is currently producing at the rate of approximately 600 MCF per day on an 8/64 inch choke with a flowing tubing pressure of 1,100 psi.

     During November of 2005, work over operations commenced on the Hamill #11 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,000 feet. In February of 2006, the Hamill #11 was recompleted in the 2,760 foot sand at the rate of 275 MCF per day. The well is currently producing at the rate of 175 MCF per day on a 8/64 inch choke with a flowing tubing pressure of 700 psi.

SAN  MIGUEL  CREEK  FIELD-  MCMULLEN  COUNTY,  TEXAS

     The San Miguel Creek Field is located in north central McMullen County, Texas, near its border with Atascosa County, approximately 75 miles due south of San Antonio, Texas. The Company currently owns and operates the 200-acre Herrera Lease and the 40-acre Wheeler #2 lease in this field (240 acres total). The Company now controls 100% of the working interest on these leases and wells. A new 3D seismic survey was recently completed in this field, to help identify further drilling locations in the Wilcox formation at 6,000 feet and possibly deeper targets down to 14,000 feet on our acreage. During the second quarter of 2006, the Company plans to acquire a portion of this new 3-D seismic survey to help delineate additional drilling prospects on our acreage, of which there can be no assurance.

TENNA  (HILLJE  SAND)  FIELD-  WHARTON  COUNTY,  TEXAS

     The Company acquired 100% of the working interest in three (3) wells in the Tenna Field in July 2003. The field is located on county road 1300 in Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet. A newer 3-D seismic survey has been shot over the field and the surrounding area and we are in discussions to acquire a portion of the survey to reprocess and interpret, of which there can be no assurance. There are mapped attic oil locations on our leases and we anticipate drilling new well location(s) in 2006, of which there can be no assurance.

NON-OPERATED PROPERTIES: WISHBONE FIELD - LINDHOLM HANSON GAS UNIT-MCMULLEN COUNTY, TEXAS

     As of January 3, 2006, the Company owns a 15.20% non-operated working interest with a 12.214% net revenue interest in the Wishbone Field in McMullen County, Texas, which is operated by U.S. Enercrop, LTD, headquartered in San Antonio, Texas. The Company acquired its interest in the Wishbone Field through three (3) separate transactions. In June of 2005, it acquired a 6.2% working interest and 5.464% net revenue interest. In September of 2005, it acquired a 7.25% working interest and 5.4375 net revenue interest. In January of 2006 it acquired a 1.75% working interest and 1.3125% net revenue interest. The total combined interest now owned by the Company is a 15.20% working interest and 12.214% net revenue interest.

     The field was discovered in 2004 after the successful drilling of the Lindholm-Hanson Gas Unit #1 Well, operated by U.S. LTD of San Antonio Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Lindholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 proppant. Initial producing rates after stimulation in a number of wells has exceeded 15,000 Mcfgpd per well. As of March 31, 2006, there were ten (10) producing wells in the 640 acre unitized Lindholm-Hanson Gas Unit. Cumulative production in the field has totaled approximately 15 billion cubic feet of gas (Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

     Since the Company acquired its working interest in the Wishbone field, we have participated in drilling an additional three (3) new wells with in the unitized Wishbone field. LH Gas Unit #10 was drilled in July of 2005. LH Gas Unit #11 was drilled in September of 2005. LH Gas Unit #9 was drilled in December of 2005. The Company also participated in drilling of the Lindholm Fee #1 in September of 2005, this well is not a part of the Lindholm-Hanson Gas unitized gas field and our working interest are smaller in this well at 12.10%.

The table below summarizes the current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 wells, at May 15, 2006:

                                                   Daily  8/8THS        Net
Revenue
Well  Number                    Status       Production (Mcf)     Interest (Mcf)
-------------                 ---------     ----------------     --------------
LH-Gas  Unit  #1              Producing             602                 73
LH-Gas  Unit  #2              Producing           2,121                259
LH-Gas  Unit  #3              Producing           1,568                192
LH-Gas  Unit  #4-C            Producing           2,006                245
LH-Gas  Unit  #4-T            Producing           1,033                126
LH-Gas  Unit  #5              Producing           3,219                393
LH-Gas  Unit  #7               Shut-in                0                  0
LH-Gas  Unit  #8              Producing           1,012                124
LH-Gas  Unit  #9              Producing           2,342                286
LH-Gas  Unit  #10             Producing           2,210                270
LH-Gas  Unit  #11             Producing           2,246                274
Lindholm  Fee  #1             Producing             132                 11
                                                -------              -----
Daily  totals  in  MCF  of  Gas                  18,491              2,253

PRADO  FIELD  LEASES,  JIM  HOGG  COUNTY,  TEXAS

     In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas from JMI Energy Inc., of Houston, Texas
("JMI"). As of March 31, 2006 there were four (4) active wells on this lease and twenty (20) inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from the Company.

DEVELOPMENTS  IN  THE  PRADO  FIELD  DURING  2006

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

     Under the Extension Agreement, the Development Agreement was modified as follows with respect to our interests and rights:

     A. We shall, during and after the Revised Work Program, assuming such Revised Work Program is completed, retain a twenty-five percent (25%) working interest (as opposed to the 12.5% working interest previously provided under the Development Agreement) in the Prado Assets. Accordingly, the Partial Assignment, instead of being 87.5%, shall be 75% of the working interest and effective April 1, 2006; we shall be entitled to twenty-five percent (25%) of all net production proceeds;

     B. We shall have the option with Aquatic, or if Aquatic elects not to, then by our self, to acquire up to an additional fifteen percent (15%) working interest in the Prado Assets for $20,000 per percentage point of working interest acquired, which if exercised in full, would make the Company the owner of a 40% working interest in the Prado interests;

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

     Strong acknowledged that its failure to perform each and every one of the tasks associated with the Revised Work Program on or before the Extended Deadline shall result in Strong not being able to earn any assignment in the Prado Assets and as such, Strong will be required to redeliver to the Company all of the property and documents associated with the Prado Assets in accordance with the original terms of the Development Agreement.

     If Strong is not entitled to the assignment, Strong's rights will terminate with respect to any and all producing wells associated with the Prado Assets, effective September 21, 2006, and Strong shall execute a release of rights indicating that it does not own or claim any interest in the Prado Assets. Additionally, all right, title and interest in any and all equipment installed on the Prado Assets shall become our property and our partner Aquatic's.

      OIL  AND  GAS  ACREAGE,  PRODUCTIVE  WELLS,  AND  DRILLING  ACTIVITY
                   DISCLOSURE  OF  OIL  AND  GAS  OPERATIONS


COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005:

                                      2006                2005
                                     ------              ------

AVERAGE  SALE  PRICE  OF  OIL
       (Per  bbl.)                   $60.47              $49.08

AVERAGE  SALE  PRICE  OF  GAS
       (PER  MCF)                    $ 7.04              $ 4.66

COMPARISON OF 8/8THS GROSS OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS NDED MARCH 31, 2006 AND MARCH 31, 2005:

                                      2006                2005
                                     ------              ------

                                    BARRELS             BARRELS

SAN  MIGUEL  CREEK  FIELD             3,182               3,379

TENNA  FIELD                          2,956               3,157
                                  ---------            --------
           TOTALS                     6,138               6,536
                                  =========            ========

COMPARISON OF 8/8THS GROSS GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005:

                                      2006                2005
                                     ------              ------
SARGENT  SOUTH  FIELD  (MCF)        173,237              73,525


COMPARISON OF 8/8THS GROSS GAS PRODUCTION FROM COMPANY NON-OPERATED PROPERTIES FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005:

                                      2006                2005
                                     ------              ------
WISHBONE  FIELD-
LINDHOLM  HANSON                  2,517,059           3,135,845
GAS  UNIT  (MCF)

     The above table relates to the Company's interest in the Wishbone Field in McMullen County, Texas as of March 31, 2006. As of the date of filing this Report, the Company has a 15.2% working interest and a 12.214% net revenue interest.

OIL  AND  GAS  ACREAGE

     In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's acreage position at March 31, 2006:

                                DEVELOPED                    UNDEVELOPED
                        --------------------------     ------------------------
                         GROSS            NET           GROSS             NET
                       --------        --------      ----------        --------

Jackson  County,  TX         0              0             265             265

Jim  Hogg  County,  TX   1,280            640               0               0

Matagorda  County,  Tx   3,645          2,916               0               0

McMullen  County,  Tx      960            335               0               0

Waller  County,  Tx          0              0              25              13

Wharton  County,  Tx       100            100               0               0
                        ======          =====           =====           =====
Total                    5,985          3,991             290             278

     The Company's net undeveloped acreage, represented by two leases subject to expiration in 2006 is approximately 100%. One of these leases expires in October 2006 and the other in December 2006. The Company believes that the expiration of these leases will not have any material effect on revenue or results of operations, as the lease acreage is undeveloped and therefore has no value to the Company.


PRODUCTIVE  WELLS

     The following table sets forth our gross and net productive oil and natural gas wells at March 31, 2006:

                      PRODUCING      OIL  WELLS   PRODUCING    GAS  WELLS
                        GROSS          NET          GROSS         NET
                    -------------  ------------  -----------  -----------

Jim  Hogg  County,  Tx    2             1            0            0

Matagorda  County,  Tx    0             0            5            4

McMullen  County,  Tx     7             7           11            1.647

Waller  County,  Tx       0             0            0            0

Wharton  County,  Tx      2             2            0            0
                       =======       =======      ========     =======
     TOTAL               11            10           16            5.647

DRILLING  ACTIVITY:

     The  following table sets forth the results of our drilling activities over
the first   quarter  ending  March  31,  2006:

                                        OIL     WELLS              GAS    WELLS
                                       GROSS     NET               GROSS    NET
                                      -------  -------            -------  ----

Exploratory  Wells-Productive(1)(2)        0        0                  0      0

Exploratory  Wells-Non-productive(1)(3)    0        0                  0      0

Development  Wells                         0        0                  0      0
                                      ------  -------            -------  -----

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

SIGNIFICANT  OIL  AND  GAS  PURCHASERS  AND  PRODUCT  MARKETING

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the quarter ended March 31, 2006, we had three purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties: one purchaser who individually accounted for 100% of crude oil sales and a separate purchaser who individually accounted for 100% of sales of natural g as products. Additionally, our non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the quarter ended March 31, 2006.

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

OIL  MARKETING

     The quality of our crude oil varies by area as well as the corresponding price received. In our operated properties in the San Miguel Creek Field in McMullen County, Texas, and the Tenna Field, in Wharton County, Texas; our oil production is primarily light sweet crude, which typically sells at or near NYMEX West Texas Intermediate ("WTI") prices adjusted for transportation costs by the purchaser.

NATURAL  GAS  MARKETING

OPERATED  PROPERTIES
--------------------

     Virtually all of our natural gas production is close to existing pipelines. We sell all of our natural gas produced from the Sargent South Field to Harvest Pipeline on a month to month contract with prices fluctuating month-to-month based on a discount to the published Houston Ship Channel Inside FERC, first of month index price.

NON-OPERATED  PROPERTIES
------------------------

     All of the natural gas production sold from the non-operated gas wells in the Wishbone Field is sold to Cross Tex CCNG Marketing LTD. ("Cross Tex"). The price payable by Cross Tex is equal to the first of the month "Index" price published in Inside F.E.R.C.'s Gas Market Report for the Houston Ship Channel as listed in the table entitled Market center spot-gas prices, less sixteen cents per MMBtu ($0.16/MMBtu).

RESULTS  OF  OPERATIONS

Three  Months  Ended March 31, 2006 Compared To The Three Months Ended March 31,
--------------------------------------------------------------------------------
2005
----

Revenues -
----------

Our revenues are summarized as follows for the three months ended March 31:

                                                      2006              2005
                                                 ----------         ----------
Oil sales                                       $   313,603          $ 252,969
Gas sales                                         3,033,080            (13,574)
                                                 ----------         ----------
Total oil and gas sales                         $ 3,346,683         $  239,395
                                                 ==========         ==========

     Our oil and gas sales are principally to two gas customers and one oil customer in the State of Texas. Oil and gas sales increased by approximately $3.1 million for the quarter ended March 31, 2006, compared to oil and gas sales in the corresponding quarter of the prior year, which increase was principally due to $2,265,981 of increased gas sales from our acquisitions of the Lindholm-Hanson Gas Unit (the "L-H Gas Unit"), $780,673 of increased gas production in our Sargent South field and increases of $61,788 in our oil production in our Herrera and Tenna fields. Additionally, for the quarter ended March 31, 2006, average oil prices per barrel were $60.47 as compared to average oil prices per barrel of $49.08 for the quarter ended March 31, 2005 and average gas prices increased from $4.66 per MCF for the quarter ended March 31, 2005, to $7.04 per MCF for the quarter ended March 31, 2006.

     The negative balance in gas sales for the quarter ended March 31, 2005 was due to the fact that the net of gas revenue earned for the period more than offset by royalty payments made based on prior period revenues.

Expenses-
---------

Our expenses comprised the following for the quarter ended March 31:

                                                         2006         2005
                                                     ----------   -----------
Exploration                                          $  155,458   $    15,037
Lease operating                                         222,295       100,151
Production taxes                                        175,760         7,659
General & administrative                                295,014     1,581,130
Depreciation, depletion
    and amortization                                  1,625,551        50,397
                                                     ----------   -----------
  Total expenses                                     $2,474,078   $ 1,754,374
                                                     ----------   -----------

     The increase in exploration cost of $140,421, for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005, is attributed mostly to the write-off of the McAdams Unit #1 dry well. Lease operating costs increased $122,144 in the first quarter of 2006 compared to the first quarter of 2005 due primarily to additional lease operating costs of over $75,000 arising from the L-H Gas Unit Acquisitions and greater net lease operating costs at the other oil and gas fields, especially Sargent Field and Herrera Field #6 during the quarter ended March 31, 2006. The significant increase in production taxes during the first quarter of 2006 compared to the first quarter of 2005 is a reflection of the taxes paid on the increased sales recorded during the same period.

     General and administrative expenses decreased by $1,286,116, or 81%, for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. The main reason for this decrease was a large amount of stock based compensation for consulting services incurred during the first quarter of 2005, compared to $-0- of stock based compensation during the first quarter of 2006.

     Depreciation, depletion and amortization increased by $1,575,154 for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005, due to the $24,547,596 increase in our depletable asset base in oil and gas properties as a result of our three acquisitions of interests in the L-H Gas Unit during 2005 and the first quarter of 2006.

Other Income (Expense)-

Other income (expense) consisted of the following for the three months ended March 31:

                                                      2006           2005
                                                  -----------     ----------

  Write down of Vertica liabilities               $     9,611     $   95,867
  Interest expense                                 (1,374,903)       (33,189)
  Decrease in derivative liabilities               (1,803,182)           ---
  Other income                                          4,537          4,599
  Other expenses                                       (1,266)       (10,000)
                                                  -----------     ----------
                                                  $(3,165,203)    $   57,277
                                                  ===========     ==========

     The Convertible Note financing for the first acquisition of the L-H Gas Unit in June 2005, comprised of freestanding derivatives of warrants and options issued to the lender, and embedded derivatives relating to a conversion feature, a contract rate adjustment, premium for cash payment and an optional redemption provision which were bundled together into a single compound embedded derivative. With the Company's Third Amendment with Laurus, in December 2005, Laurus was granted additional stock options. These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our income statement. For the quarter ended March 31, 2006, the net increase in fair value, or decrease in other income, by derivative was as follows:

                                                                     2006
                                                                 -----------
Single compound embedded derivative within Convertible Note      $    74,808
Laurus Stock Option - initial agreement                              654,741
Laurus Warrant                                                       567,522
Laurus Stock Option - December amendment                             506,111
                                                                 -----------
          Net increase in fair value of derivative liabilities   $ 1,803,182
                                                                 ===========

     The Black-Scholes Method is utilized in determining fair value of the Laurus Stock Option, Laurus Warrant and the Laurus December Option. As a result of an increase in the price of our common stock during the first quarter of 2006, the fair value of these derivative liabilities increased. A layered discounted probability-weighted expected cash flow method is used for determining the fair value of the single compound embedded derivative. The effect of the smaller initial assigned fair market value to the single compound embedded derivative, together with our stock price representing only one component of the methodology, resulted in the effect on other income not being as great as the freestanding derivatives. So long as the Convertible Note remains outstanding with Laurus, the quarterly mark-to-market adjustments to these derivative liabilities could produce wide fluctuations in our consolidated financial position and results of operations.

     Interest and amortization of discount on debt expense of $1,374,903 for the quarter ended March 31, 2006, primarily related to the Convertible Note and includes the following:

                                                                 2006
                                                             -----------
Interest  on notional balances                               $   828,438
Accretion of Convertible Note discounts                          284,332
Amortization of Secured Term Note loan costs and discount        262,133
                                                             -----------
  Total interest expense                                      $1,374,903
                                                             ===========

     The interest on notional balances during 2006 represents the stated interest on the Convertible Note and the Secured Term Note with Laurus.

     The accretion of note discounts in 2006 refers to the accretion of the unamortized discounts originally established at the time of the Third Amendment for the derivative liabilities, which is amortized over its remaining life of two and a half years.

     Amortization of deferred loan and financing costs comprises finder's fees paid to non-lenders and financing costs paid to the lender at the inception of the Secured Term Note, which are capitalized as deferred financing costs and note discount, and amortized over the Secured Term Note's original six month term.

     In connection with the reverse merger with Vertica Software, Inc. ("Vertica"), in September 2004, we assumed pre-merger liabilities of Vertica in the amount of $717,540, which liabilities were recorded in our consolidated results of operations for the year ended December 31, 2004. Since that time, we have actively pursued resolution of these assumed liabilities through settlement and the passage of the statutory aging limits. The "Write down of Vertica liabilities" represents release of pre-merger liabilities to other income that are no longer owed by the Company.

Income taxes-
-------------

     No federal income taxes have been paid since inception of the Company, due to our net operating loss carryforwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carryforwards, we have recorded a full valuation allowance against gross deferred tax assets at March 31, 2006. No provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.

Net Loss -
--------

     The Company had a net loss of $2,292,598 for the quarter ended March 31, 2006, as compared to a net loss of $1,457,702 for the quarter ended March 31, 2005. Income from oil and gas sales increased approximately $3.1 million, while total expenses increased only $0.7 million in first quarter 2006 as compared to the corresponding 2005 quarter. We also recorded approximately $1.4 million in interest expense related to our secured term financings and an approximately $1.8 million reduction in income as a result of increases in the fair market value of derivatives.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents -
-------------------------

     We believe our cash and cash equivalents balance of $3,117,313 as of March 31, 2006, supplemented by positive cash flows from operations, with favorable demand and pricing of our oil and gas products is sufficient to meet our working capital requirements throughout this fiscal year. Furthermore, we believe that the six-month deferral of principal payment under the Convertible Note, together with the deferral of the Secured Term Note until January 2, 2007, will have a favorable effect on our projected 2006 cash flows. We also plan to pursue attractive financing opportunities to enable us to pursue our oil and gas exploration and production program, including external growth through acquisition, similar to the acquisition of interests by Gulf Coast in April 2006, as described above.

Working capital -
---------------

     At March 31, 2006, we had a working capital deficit of $12,792,270, principally, arising from current liabilities comprising the current portion of notes payable of $11,750,000 and derivative liabilities totaling $5,161,929. Our current assets of $4,997,917 at March 31, 2006, are substantially liquid as they are principally comprised of cash and cash equivalents of $3,117,313 and accounts receivable of $1,699,428. We believe these current assets will be sufficient, together with our anticipated positive cash flow from operations, to enable us to meet our financial obligations throughout 2006.

Long Term Liabilities -
---------------------

     Total long-term liabilities as of March 31,2006 were $10,249,229, and included the long-term portion of notes payable in connection with amounts loaned to us by Laurus; and an asset retirement obligation of $311,087.

Change in fair value of derivatives
-----------------------------------

     Our derivative liabilities are subject to wide fluctuations from quarter to quarter based on the volatility of the Company's common stock price and other factors which could have a material effect on our financial position and results of operations each quarterly reporting period.

Off-balance sheet financing -
---------------------------

     We  have  not  entered  into  any off-balance sheet financing arrangements.

Change in prices -
----------------

     Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond our ability to control or predict.

Inflation -
---------

     Although certain of our costs and expenses are affected by the level of inflation, inflation has not had a significant effect on our results of operations since inception.

Cash flows-
----------

                                                           March 31,
Sources and Uses of Cash                               2006         2005
                                                   -----------   ----------
Net cash provided by /(used in)
  Operating activities                             $ 1,880,229   $   84,838
  Investing activities                              (2,074,581)    (201,765)
  Financing activities                                      --      160,651
                                                   ----------     ---------
Increase/(decrease) in cash and cash equivalents   $  (194,352)   $  43,724
                                                   ===========    =========

As of March 31,                                        2006         2005
                                                   ------------  -----------
Cash and cash equivalents                          $ 3,117,313   $   496,505
                                                   ============  ===========

Operating activities -
--------------------

March 31, 2006

     Cash flows from operating activities of $1,880,229 for the quarter ended March 31, 2006, were adversely impacted by a net loss in consolidated results of operations for the period of $2,292,598, partially offset by non-cash charges for depletion, depreciation and impairment of $1,625,551. The Company benefited from positive cash flows related to the non-cash adjustments surrounding the Convertible Note, including: an increase in fair value of derivative liabilities of $1,803,182; accretion of discounts and deferred loan costs of $457,982 and amortization of loan costs on debt of $88,483. Positive cash flows from operations were further benefited by changes in working capital components, which netted $232,723 which was partially offset by other non-cash credits totaling $35,094.

     We believe that our cash flows from operations will be subject to wide fluctuations as long as our Secured Term Convertible Note is outstanding or its related derivatives are unexpired or unexercised, as a result of mark-to-market accounting.

March  31,  2005

     Cash flows from operating activities of $84,838 for the quarter ended March 31, 2005 were the net result of the reported loss for the period of $1,457,702 and the write off of liabilities related to the Vertica reverse merger - $95,867, more than offset by the non-cash impact of issuing stock for services of - $1,435,000; depreciation, depletion and impairment of - $50,397; and benefits by changes in working capital components of - $153,010.

Investing  Activities  -
---------------------

March  31,  2006

     Cash flows used in investing activities of $2,074,581 for the quarter ended March 31, 2006, were primarily attributed to the Third Acquisition of the L-H Gas Unit, completed in January 2006, which totaled $1,530,874. Additionally, we had capital expenditures for oil and gas properties of $712,217 during the first quarter of 2006 in accordance with our exploration and production program.

March  31,  2005

     Cash flows used in investing activities of $201,765 for the quarter ended March 31, 2005, comprised our oil and gas program capital expenditures of $199,510 and a minor capital expenditure of $2,255.

Investing Activities Subsequent to March 31, 2006

     On April 28, 2006, the Company's newly formed wholly-owned subsidiary, Gulf Coast Oil Corporation ("Gulf Coast"), a Delaware corporation, entered into an Asset Purchase Agreement ("Asset Purchase Agreement") and closed the purchase of certain undivided interests in producing properties as well as undeveloped oil and gas mineral leases totaling 9,167 acres and other related assets and contracts in McMullen County, Texas. The purchase price of the assets was $33,000,000. The effective date of the Asset Purchase Agreement, for the purposes of the receipt of proceeds from the sale of hydrocarbon reserves was December 1, 2005.

     We will be pursuing potential oil and gas properties in 2006 and beyond that meet our acquisition criteria. Additionally, we will continue to make capital expenditures in the exploration and production area to further exploit our existing oil and gas properties.

Financing activities -
--------------------

March 31, 2006

     There were no cash flows from financing activities for the quarter ended March 31, 2006.

March 31, 2005

     Cash flows from financing activities of $160,651 for the quarter ended March 31, 2005, were comprised of proceeds from the sale of common stock of $57,240; proceeds from the sale of subscribed common stock of $195,619; partially offset by payments on long-term debt of $92,208.

FINANCING ACTIVITIES SUBSEQUENT TO MARCH 31, 2006

     On April 26, 2006, the Company's newly formed wholly-owned subsidiary, Gulf Coast Oil Corporation, a Delaware corporation, entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (the "Purchase Agreement" and "Laurus"), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") with a forty-two month term and a Common Stock Purchase Warrant to purchase up to 49% of the shares of common stock of Gulf Coast (the "Gulf Coast Warrant"). The Gulf Coast Note bears interest at the Wall Street Prime Rate, plus 2%, subject to a 8% floor, per annum. Laurus will receive 80% of the net production revenue generated by the joint venture, and the Company will receive 20% of such revenues, until such time as the Gulf Coast Note is repaid by the Company or the maturity, at which time the proceeds from the joint venture will be distributed to the then shareholders.

OUTLOOK-
-------

     Our objective throughout 2006 is to achieve profitability, generate positive cash flows from operations to meet our working capital requirements and service our debt, namely the principal and interest payments under the Convertible Note, the Amended Secured Term Note and as a result of the Purchase Agreement described above, the Gulf Coast Note.

     Our strategy with respect to our capital program is to maintain a steady level of activity. We have plans to continue our redevelopment of our Sargent South Field, as well as pursuing potential acquisitions of proven and undeveloped oil and gas reserves. The L-H Gas Unit is expected to continue development with an additional drilling program for two new wells. We also continue to reevaluate our San Miguel Creek and Tenna fields for possible improvement in production through added development and exploration in the upcoming months.

     We believe that we have sufficient funds to repay the interest and principal payments on our $15,000,000 Convertible Secured Term Note with Laurus, which principal payments are required to commence on July 1, 2006 from the revenue generated from our oil and gas properties and our current cash on hand, which amount may also be reduced by the conversion of certain portions of the debt into shares of our common stock by Laurus as described above. . Additionally, we believe that because of the amendment to our September 2005, Secured Term Note with Laurus, which current has a principal balance of approximately $7,034,614, which amendment provides for the principal and interest payments on such note to be paid by way of a production payment equal to eighty percent (80%) of the gross proceeds paid to us in respect of oil, gas and/or other hydrocarbon production arising from our 7.25% working interest in the Wishbone Field in the Lindholm-Hanson Gas Unit; and because the $40,000,000 Gulf Coast Note is to be paid by a similar eighty percent (80%) production payment from the production on our Manti Property (as described above), such notes will not adversely impact our future current assets or cash on hand. As such, we believe we will be able to continue our planned oil and gas operations for approximately the next two years, assuming that our level of oil and gas production remains constant or expands and that the prices of oil and gas remain constant or increases.


     However, moving forward, our growth and continued operations could be impaired by limitations on our access to the capital markets. In the event that we do not generate the amount of revenues from our oil and gas properties which we anticipate, and/or we decide to purchase additional oil and gas properties and are required to raise additional financing, we may be forced to pay Laurus payments of principal and/or interest on our Term Note and Gulf Coast Note
(instead of having such payments paid by the production payments described above), and/or scale back our operations which would have a material adverse impact upon our ability to pursue our business plan. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

                                  RISK FACTORS
                            -------------------------

                        RISKS RELATING TO OUR OPERATIONS

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN AND DRILL, RECOMPLETE AND STUDY ADDITIONAL WELLS, WHICH FINANCING, IF WE ARE UNABLE TO
RAISE  MAY  FORCE  US  TO  SCALE  BACK  OR  ABANDON  OUR  BUSINESS  PLAN.

     We raised $15,000,000 from the sale of a Secured Convertible Term Note to Laurus Master Fund, Ltd.; $3,675 from Laurus' exercise of a portion of the Option; and $9,500,000 from the sale of a separate Secured Term Note to Laurus in 2005. Additionally, our wholly owned subsidiary, Gulf Coast Oil Corporation ("Gulf Coast") raised $40,000,000 from Laurus during the second quarter of 2006. However, approximately $56,951,097 of the aggregate of $64,503,675 which was raised from Laurus, was immediately used to purchase interests in the Wishbone field and interests in McMullen, County, Texas; pay closing costs and fees in connection with the fundings; and to repay amounts previously owed. As a result, as of March 31, 2006, we had approximately $3,117,313 of cash on hand, which amount does not include the approximately $5,500,000 of funds left over from the $40,000,000 raised by Gulf Coast from Laurus during the second quarter of 2006.

     We believe this cash on hand as of March 31, 2006, and the additional money raised by Gulf Coast during the second quarter of 2006, and the revenues which we expect to generate from the sale of oil and gas this year will allow us to pay our outstanding liabilities and continue our business operations through 2007. However, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we provide any assurances that if found, that the oil and/or gas will be commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, and the amount of money we receive from the sale of oil and gas, we may need to raise additional capital substantially faster than the two years, which we currently estimate such monies and production of oil and gas will last. As such, we may need to raise additional capital much sooner than the two year estimate which our management currently feels is reasonable. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

     In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note, later amended and replaced by the Restated Note, described above (the "Note"), which bears interest at the rate of 10.00% per year (as of May 10, 2006), which is subject to adjustment as described below under "Description of Business," and which is due and payable on June 30, 2008, and which $250,000 of principal is payable on the first day of each month beginning on July 1, 2006 and ending on June 30, 2008, at which time the remaining principal amount, of approximately $9,000,000 is due and payable. Additionally, on September 19, 2005, we sold
Laurus a separate Secured Term Note (the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, based on a 360 day year and is payable monthly in arrears through 80% of the production payments on our 7.5% working interest on the Lindholm-Hanson Gas Unit property purchased in September 2005. The Term Note is currently due on January 2, 2007. Additionally, our wholly owned subsidiary, Gulf Coast, sold a Secured Term Note in the amount of $40,000,000, which note bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.00%, with the prime rate at 8.00% as of May 10, 2006) per year and which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009, which is payable through 80% of the production payments of the Manti Property, as described above. While, we do have sufficient cash on hand to pay the July 1, 2006 payment of $250,000 of principal on the Note, there can be no assurance that we will continue to have sufficient funds to pay any principal or interest on the Note when due, or the Term Note or Gulf Coast Note if such production payments are not sufficient to pay Laurus monthly amounts due. Additionally, we do not have funds available to repay the full $15,000,000 remaining on the Note, the approximately $7,034,614 remaining on the Term Note, not including any accrued or unpaid interest, as of the filing of this Report, and/or that Gulf Coast will have sufficient funds to repay the $40,000,000 owed to Laurus, if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described above. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal, which we may not have sufficient funds to pay, and conversions) when due, the interest on or the principal amount of the Term Note when due and/or if Gulf Coast does not have sufficient funds to repay the Gulf Coast Note (as defined above), if not sufficiently repaid through the production payments described above, we will be in default and Laurus may take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities"). As a result, we will need to raise or otherwise generate approximately $15,000,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our Common Stock) by June 30, 2008 and $9,500,000 to repay the Term Note and $40,000,000 to repay the Gulf Coast Note (not including any interest which is accruing), if such notes are not repaid by production payments on certain of our properties, as described above, by January 2, 2007 and October 28, 2009, respectively. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

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

     Edward R. DeStefano, our sole director and sole executive officer, holds 37,500,000 shares of our Common Stock, representing approximately 67.2% of the outstanding shares of our Common Stock (and which will represent approximately 37.9% of our outstanding Common Stock assuming the sale of all 43,060,789 of the shares issuable upon conversion of Laurus' Note and the exercise of Laurus' Warrant, Option and December Option, provided that Laurus may not convert the Note, or exercise the Warrant or Options if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock. This restriction, however, does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by Laurus, as Mr. DeStefano will likely continue to be our largest shareholder. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

BECAUSE OF THE SPECULATIVE NATURE OF OIL AND GAS EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO ADDITIONAL COMMERCIALLY EXPLOITABLE OIL OR GAS WILL BE FOUND AND THAT OUR BUSINESS WILL FAIL.

     The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that our properties contain commercially exploitable quantities of oil and/or gas. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or gas and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration, and often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN OIL AND GAS EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS OPERATIONS, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF MONEY IN CONNECTION WITH LITIGATION AND/OR A SETTLEMENT.

     The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, caterings, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. As such, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against, could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH, WHICH COULD LEAD TO OUR INABILITY TO IMPLEMENT OUR BUSINESS PLAN.

     Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have one Executive Officer and Director. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

THE PRICE OF OIL AND NATURAL GAS HAS HISTORICALLY BEEN VOLATILE AND IF IT WERE TO DECREASE SUBSTANTIALLY, OUR PROJECTIONS, BUDGETS, AND REVENUES WOULD BE ADVERSELY EFFECTED, AND WE WOULD LIKELY BE FORCED TO MAKE MAJOR CHANGES IN OUR OPERATIONS.

     Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depends primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. In the short-term our production on a barrel of oil equivalent (BOE) is weighted towards natural gas and over the long term we believe that natural gas prices are likely to affect us more than oil prices because as of March 31, 2006 (on a BOE using 6 MCF equals 1 barrel of oil), more than approximately 90% of our current proved reserves were gas. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

     Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the engineers' estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and on other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with our oil and gas assets may be required. Because of the nature of the estimates of our reserves and estimates in general, we can provide no assurance that additional or further reductions to our estimated proved oil and gas reserves and estimated future net revenues will not be required in the future, and/or that our estimated reserves will be present and/or commercially extractable. If our reserve estimates are incorrect, the value of our Common Stock could decrease and we may be forced to write down the capitalized costs of our oil and gas properties.

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

OUR FINANCIAL STATEMENTS, INCLUDING OUR QUARTERLY LIABILITIES AND STATEMENT OF OPERATIONS ARE SUBJECT TO QUARTER BY QUARTER CHANGES IN OUR DERIVATIVE ACCOUNTING OF THE LAURUS CONVERTIBLE NOTE, WARRANT, OPTION, DECEMBER OPTION AND SINGLE COMPOUND EMBEDDED DERIVATIVES.

     The value of the liabilities relating to the Laurus' Convertible Note, Warrant, Option, December Option and single compound embedded derivatives in our quarterly financial statements, as well as the net fair value of the Laurus Convertible Note, Warrant, Option, December Option and single compound embedded derivatives in our consolidated Statement of Operations, are subject to the changes in the trading value of our securities. As a result, our consolidated quarterly financial statements and results of operations may fluctuate quarter to quarter based on factors, such as the trading value of our common stock on the OTCBB and the amount of shares converted by Laurus in connection with the Note and exercised in connection with the Warrant, Option and December Option. Consequently, our liabilities and statement of operations may vary quarter to quarter, based on factors other than the Company's revenues and expenses.

                   RISKS RELATING TO THE COMPANY'S SECURITIES

A DEFAULT BY US UNDER THE SECURED CONVERTIBLE TERM NOTE, AS AMENDED AND RESTATED, COMMON STOCK PURCHASE WARRANT, OPTION, SECURED TERM NOTE, AS AMENDED AND RESTATED, OR GULF COAST NOTE, WOULD ENABLE LAURUS MASTER FUND, LTD., TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

     The Convertible Secured Term Note, as amended and restated, Common Stock Purchase Warrant, Option and December Option, as well as the Secured Term Note, as amended and restated, and the Gulf Coast Note, are secured by Laurus by a continuing security interest in all of our assets, including without limitation, cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we own or at any time in the future may acquire right, title or interest to. As a result, if we default under any provision of the Note, Warrant, Option, December Option, Term Note, Gulf Coast Note or we fail to pay any amounts due to Laurus, Laurus may take control of substantially all of our assets. If this were to happen, we could be left with no revenue producing assets, and the value of our Common Stock could become worthless.

     Additionally, pursuant to a Stock Pledge Agreement between Laurus and us, we pledged all of the outstanding stock of our wholly owned subsidiaries, Century Resources, Inc. ("Century") and Gulf Coast Oil Corporation ("Gulf Coast"), as collateral for the funds loaned to us and Gulf Coast from Laurus. As a result, if we default under any provision of the Note, Warrant, Option, December Option, Term Note, Gulf Coast Note or any other agreement entered into with Laurus, Laurus may take control of Century and/or Gulf Coast. If this were to happen, it could force us to abandon or curtail our business plan, and could result in our securities becoming worthless.

WE MAY BE REQUIRED TO PAY PENALTIES TO LAURUS MASTER FUND, LTD. UNDER THE REGISTRATION RIGHTS AGREEMENT, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF THE MONEY WE HAVE PREVIOUSLY RAISED.

     We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Note, Warrant, Option and December Option, pursuant to a Registration Rights Agreement, and such shares being registered pursuant to an SB-2 Registration Statement. We originally agreed to provide our best efforts to obtain effectiveness of this Registration Statement by October 28, 2005 (120 days from the date of the closing of the Securities Purchase Agreement), which date was extended to December 12, 2005, pursuant to an Amendment Agreement entered into with Laurus on November 4, 2005, to January 31, 2006, pursuant to a Second Amendment Agreement entered into with Laurus on December 14, 2005, to July 1, 2006, pursuant to the Third Amendment Agreement entered into on December 30, 2005, and to August 15, 2006 pursuant to the Fourth Amendment entered into in May 2006. If we do not obtain effectiveness of our SB-2 Registration Statement by the amended date, or such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of the Registration Statement, or our Common Stock is not listed or quoted, or is suspended from trading for a period of three days from the OTC Bulletin Board, which we have been unable to cure within 30 days of notice thereof, we will be forced to pay Laurus, as liquidated damages, an amount equal to the amount outstanding under the original principal amount of the Note times one-thirtieth (1/30) times 1.5% (which as of the date of this filing would be equal to approximately $7,500), per day that such event listed above exceeds the time period given. As a result, if we fail to obtain effectiveness of our SB-2 Registration Statement by August 15, 2006, or our Common Stock ceases to trade on the OTC Bulletin Board, we will be forced to pay substantial penalties to Laurus, which would cause us to spend a substantial amount of the money raised in connection with the sale of the Note and Term Note, and could force us to abandon or scale back our current planned operations.

THE CONVERTIBLE NOTE, WARRANT, OPTION AND DECEMBER OPTION CONTAIN PROVISIONS WHEREBY LAURUS MASTER FUND, LTD. MAY HOLD MORE THAN 9.99% OF OUR COMMON STOCK, PROVIDED THEY PROVIDE US SEVENTY-FIVE (75) DAYS NOTICE OR AN EVENT OF DEFAULT OCCURS.

     Although Laurus may not convert its Converible Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock, the Convertible Note, Warrant, Option and December Option also contain provisions which provide for the 9.99% limit to be waived provided that Laurus provides us with 75 days notice of its intent to hold more than 9.99% of our Common Stock or if there is an event of default (as defined under the Convertible Note, Warrant, Option and/or December Option). As a result, if we receive 75 days notice from Laurus and/or an event of default occurs and our Registration Statement coving Laurus' securities is declared effective, Laurus may fully exercise the Warrant, Option and December Option and fully convert the Convertible Note, and become the beneficial owner of up to approximately 43.6% of our then outstanding Common Stock, not including the conversion of interest on the Converible Note.

     If that were to happen, Laurus would have significant control over us, including exerting significant influence over our election of Directors and ability to cause or prevent a change in control and/or our business operations. If Laurus were to take control over approximately 43.6% of our outstanding Common Stock, it could force us to change our business focus, sell all or substantially all of our assets, or abandon our business plan. Any such event, if it were to occur would likely cause the value of our Common Stock to decline, and could lead to our Common Stock becoming worthless.

WE HAVE THE ABILITY TO ISSUE ONLY A LIMITED NUMBER OF SHARES AS WE HAVE AGREED PURSUANT TO THE CONVERTIBLE TERM NOTE, WARRANT AND OPTIONS WITH LAURUS, TO RESERVE A SUFFICIENT NUMBER OF SHARES OF OUR AUTHORIZED BUT UNISSUED COMMON STOCK TO ALLOW LAURUS TO FULLY CONVERT THE CONVERTIBLE TERM NOTE AND EXERCISE THE WARRANT AND OPTIONS.

     Pursuant to our Convertible Term Note, Warrant and Options with Laurus, we agreed to maintain a sufficient number of authorized but unissued shares, such that Laurus would be able to fully convert the Term Note, Warrant and Options. As of the filing of this report, and not including any accrued and unpaid interest on the Convertible Term Note, Laurus has the ability to convert the Convertible Term Note and exercise the Warrant and Options into an aggregate of approximately 43,060,789 shares of our common stock. We have 55,810,612 shares of common stock issued and outstanding as of the filing of this report, and have 100,000,000 shares of common stock authorized pursuant to our Articles of Incorporation. Additionally, we have granted 900,000 warrants to ECS, which if exercised will further decrease the amount of unreserved shares we have authorized under our Articles of Incorporation. As such, we are only able to issue a maximum of 228,599 shares of our common stock in connection with the issuance of stock for services, to settle claims and/or for other corporation purposes and still have enough shares of authorized but unissued common stock reserved for issuance to Laurus and ECS. If we issue more than 228,599 shares of our common stock prior to increasing our authorized shares of common stock, we may be found to be in default of the Convertible Term Note, Warrant and Options and may face penalties associated with such potential default. Our inability to issue shares of common stock to certain consultants, employees and/or in consideration for the repayment of debt or for services rendered may make it more costly for us to settle such debts and/or obtain and pay such consultants. While we are currently seeking shareholder approval to increase our authorized shares subsequent to the filing of this report, if we are unable to increase our authorized shares, we may be forced to pay cash instead of stock for certain services rendered, which could decrease our current assets and may force us to curtail some portion of our current business plans. Additionally, if we are not able to keep a sufficient amount of shares reserved for issuance to Laurus in connection with the conversion of the Convertible Term Note and exercise of the Warrant and Options, we may be liable to Laurus for a default of such agreements and may face substantial penalties.

IF AN EVENT OF DEFAULT OCCURS UNDER THE CONVERTIBLE NOTE, TERM NOTE, GULF COAST NOTE OR RELATED AGREEMENTS, WE COULD BE FORCED TO IMMEDIATELY PAY THE AMOUNTS DUE UNDER THE NOTE.

     The Secured Convertible Term Note, Secured Term Note and Gulf Coast Note (collectively the "Notes") include provisions whereby Laurus Master Fund, Ltd., may make the amounts outstanding under the Notes immediately due and payable if an event of default occurs under the Notes, which events of default include:

     o    our  failure  to  pay  amounts  due  under  the  Notes;

     o breach of any covenants under the Notes, if not cured within 15 days;

     o    breach  of  any  warranties  found  in  the  Notes;

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

     If any event of default were to occur under the Notes and Laurus was to make the entire amount of the Notes immediately due and payable, and we did not have sufficient funds on hand to pay such amounts, we could be forced to sell some or all of our assets at less than fair market value, and/or abandon or curtail our business plan and operations.

THE ISSUANCE AND SALE OF COMMON STOCK IN CONNECTION WITH THE SECURED CONVERTIBLE TERM NOTE, COMMON STOCK PURCHASE WARRANT, OPTION AND DECEMBER OPTION MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of May 15, 2006, we had 55,810,612 shares of Common Stock issued and outstanding. We will register 59,982,563 shares of Common Stock pursuant to our Form SB-2 Registration Statement, which we are required to file before June 15, 2006, which registered shares will consist of 36,290,322 shares representing 150% of the shares which Laurus' Secured Convertible Term Note is convertible into at the current conversion price of $0.62 per share; 10,222,784 shares underlying Laurus' Option, which is exercisable at a cost of $0.001 per share (of which a portion of our Option was exercised to purchase 3,675,000 shares of our Common Stock for an aggregate consideration of $3,675); 5,061,392 shares underlying the December Option, as described above, which is exercisable at a cost of $0.001 per share; 7,258,065 shares underlying Laurus' Common Stock Purchase Warrant and 900,000 shares underlying Energy Capital Solutions, LP's warrants to purchase 900,000 shares of our Common Stock, which are both exercisable at $0.80 per share; and 250,000 shares of our Common Stock which are held by Core Concepts, LLC. Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock (unless Laurus provides us 75 days notice and/or an event of default occurs), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. As a result, as sequential conversions and sales take place, the price of our Common Stock may decline to the detriment of our then shareholders. All of the shares issuable upon conversion of the Note, Warrant, Option and December Option, may be sold without restriction once our Registration Statement is declared effective and the sale of these shares may adversely affect the market price of our Common Stock.

THE ISSUANCE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTE, OPTION AND COMMON STOCK PURCHASE WARRANT WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

     The issuance of Common Stock upon conversion of the Secured Convertible Note ("Note"), Common Stock Purchase Warrant ("Warrant") and Option will result in immediate and substantial dilution to the interests of other stockholders since Laurus Master Fund, Ltd., may ultimately receive and sell the full amount issuable on conversion and/or exercise of the Note, Warrant and Option. Although Laurus may not convert its Note and/or exercise its Warrant and/or Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding Common Stock (unless Laurus provides us 75 days notice and/or an event of default occurs), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. In this way, Laurus could sell more than this limit while never actually holding more shares than this limit prohibits. If Laurus chooses to do this, it will cause substantial dilution to our Common Stock, and could cause the value of our Common Stock to decline precipitously.

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

     Our Common Stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by Commission under the Securities Exchange Act of 1934. The Commission's Rule 15g-9 regarding penny stocks imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our Common Stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction;
(iv) monthly account statements showing the market value of each penny stock held in the customer's account and (v) the rules require that a broker wait two business days after sending the risk disclosure document to an investor before effecting a transaction in penny stocks for that investor. As a result of the penny stock rules, the market liquidity for our Common Stock may be adversely affected by limiting the ability of broker-dealers to sell our Common Stock and the ability of purchasers to resell our Common Stock. Additionally, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the Common Stock may have their ability to sell their shares of the Common Stock impaired.

AVAILABLE  INFORMATION:

     The Company files Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (the "Commission"). You may read and copy any reports, statements, or other information we file at the Commission's public reference room at 100 F. Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Company also provides internet links to its filings, as soon as reasonably practicable after filing, on its internet site located at www.newcenturyenergy.com. Our SEC filings are also available to the public on the Commission's Internet site at http://www.sec.gov.


ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Item 308(a)(3) of Regulation S-B states that "Management is not permitted to conclude that the small business issuer's internal control over financial reporting is effective if there are one or more material weaknesses in the small business issuer's internal controls over financial reporting." As a result of the restatements to our December 31, 2004 financial statements as described under Footnote 11 to our restated December 31, 2004 financial statements, our Chief Executive Officer and Principal Accounting Officer, can no longer conclude that after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-QSB, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. The Company believes that the restatement of its March 31, 2005 and June 30, 2005 unaudited quarterly financial statements and its audited December 31, 2004 financial statements will be a one time occurrence and that moving forward its Controls and Procedures will once again be effective as, the Company's restatement of its December 31, 2004 and March 31, 2005 financial statements included a one-time calculation error on the part of the Company, the Laurus convertible note accounting in the June 30, 2005 financials involved a highly complex transaction involving an "unconventional" convertible note, and the Company does not anticipate entering into any additional complex financing transactions involving derivatives in the future; and because the Company has, as of last fiscal year, utilized additional outside certified public accountants to manage and review the Company's accounting issues.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     In February 2005, we received correspondence from four individuals who are our former employees, which alleged that we owed those former employees approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans and interest. We settled with three of the individuals in July 2005 and filed suit against the fourth individual, our former officer and Director, Hans Nehme, in October 2005, in Harris County, Texas, alleging that Mr. Nehme agreed to settle the claims by exchange of written correspondence on May 10, 2005, and later agreed upon the form of a final settlement, but failed to sign with the other three plaintiffs.

      Mr. Nehme filed suit against us on October 21, 2005, which complaint was amended on November 11, 2005, which claimed he was owed $15,000 in connection with monies loaned to us, $113,733.42 in connection with accrued wages, $1,458 in 401(k) payments that Mr. Nehme claimed he was due, and other damages.

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


ITEM 2.  CHANGES IN SECURITIES

      In March 2006, we issued our former officer and employee, Hans Nehme, 100,000 restricted shares of our restricted common stock in connection with our entry into a Settlement and Release Agreement with Mr. Nehme, as described above under "Legal Proceedings." We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933 (the "Act") since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit No.    Description
-----------    ------------
10.1(1)        Securities  Purchase  Agreement

10.8(2)        Securities Purchase Agreement between Laurus Master Fund, Ltd.
               and  New  Century  Energy Corp.

10.10(2)       Common  Stock  Purchase  Warrant;

10.11(2)       Master  Security  Agreement;

10.12(2)       Registration  Rights  Agreement.

10.13(2)       Option  Agreement

10.14(2)       June  2005  Purchase  and  Sale  Agreement

10.16(3)       First  Amendment  to  the  Note,  Warrant  and  Option

10.17(4)       September 2005 Purchase and Sale Agreement

10.18(5)       Securities Purchase Agreement

10.19(5)       Secured Term Note

10.20(5)       Reaffirmation and Ratification Agreement

10.21(6)       Funds Escrow Agreement (September 2005)

10.25(6) Purchase and Sale Agreement dated November 1, 2005 and exhibits

10.26(6)       Amendment  to Purchase  and  Sale  Agreement  dated
               November 2, 2005

10.27(6)       Amendment  Agreement  to  June  2005  Securities  Purchase
               Agreement

10.28(7)       Funds Escrow Agreement (June 2005)

10.30(8)       Second Amendment Agreement with Laurus

10.31(9)       Third Amendment Agreement

10.32(9)       Amended and Restated Secured Convertible Note

10.33(9)       December Option

10.35(10)      Amended and Restated Secured Term Note

10.36(11)      Asset Purchase Agreement

10.37(11)      Securities Purchase Agreement (Gulf Coast and Laurus)

10.38(11)      Secured Term Note (Gulf Coast)

10.39(11)      Common Stock Purchase Warrant (Gulf Coast)

10.40(11)      Guaranty (New Century and Century)

10.41(11)      Guaranty (Gulf Coast)

10.42(11)      Stock Pledge Agreement (Gulf Coast)

10.43(11)      Mortgage, Deed of Trust, Security Agreement, Financing
               Statement and Assignment of Production, filed in Atascosa
               County and McMullen County, Texas

10.44(11)      Amended and Restated Mortgage, Deed of Trust, Security
               Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton
               County, Texas

10.45(11)      Master Security Agreement

10.46(11)      Collateral Assignment

10.47(11)      Letter Agreement regarding Shareholder Agreement

10.48(11)      Reaffirmation, Ratification and Amendment Agreement

10.49(11)      Fourth Amendment Agreement with Laurus


31.1*          Certificate of the Chief Executive Officer and Chief   Financial
               Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1* Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(15)       Glossary  of  Oil  and  Gas  Terms

99.2(16) Financial Statements of the Company's first acquisition in the Lindholm-Hanson Gas Unit

99.3(16) Pro Forma Financial Information of the Company's first acquisition in the Lindholm-Hanson Gas Unit

99.4(17) Financial Statements of the Company's second acquisition in the Lindholm-Hanson Gas Unit

99.5(17) Pro Forma Financial Information of the Company's second acquisition in the Lindholm-Hanson Gas Unit

99.6(18) Financial Statements of the Company's third acquisition in the Lindholm-Hanson Gas Unit

99.7(18) Pro Forma Financial Information of the Company's third acquisition in the Lindholm-Hanson Gas Unit

*  Filed  herein


(1) Filed as exhibit 10.1 to our Form 8-K filed January 6, 2005, and incorporated herein by reference.


(2) Filed as exhibits to our Report on Form 8-K, filed on July 8, 2005, and incorporated herein by reference.

(3)  Filed as  exhibit  10.8  to our Report on Form 8-K, filed on July 28, 2005.

(4) Filed as an exhibit to the Company's Report on Form 8-K filed with the Commission on September 7, 2005, and incorporated herein by reference.

(5) Filed exhibits to the Company's Report on Form 8-K, filed with the Commission on September 22, 2005, and incorporated herein by reference.

(6) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on November 7, 2005, and incorporated herein by reference.

(7) Filed as exhibits to the Company's Report on Form 10-QSB filed with the Commission on December 20, 2005, and incorporated herein by reference.

(8) Filed as exhibit 10.1 to the Company's Report on Form 8-K filed with the Commission on December 19, 2005, and incorporated herein by reference.

(9) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on January 4, 2006, and incorporated herein by reference.

(10) Filed as  an exhibit  to  our  Form  8-K   filed  on   April  4,  2006, and
     incorporated  herein  by  reference.

(11) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on May 3, 2006, and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 31, 2005, and incorporated herein by reference.

(16) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on May 8, 2006, an incorporated herein by reference.

(17) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on May 8, 2006, an incorporated herein by reference.

(18) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on May 8, 2006, an incorporated herein by reference.


b)   REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the fiscal period covered by this report:

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

o The Company filed an amended Form 8-K on January 18, 2006, to include the Audited Financial Statements for the Company's third acquisition of interests in the Lindholm-Hanson Gas Unit.

o The Company filed an amended Form 8-K on January 18, 2006, to include the Audited Financial Statements for the Company's second acquisition of interests in the Lindholm-Hanson Gas Unit.

The Company filed the following reports on Form 8-K subsequent to the period covered by this report:

o The Company filed a Report on Form 8-K on April 4, 2006, to report that the Company had entered into the Amended and Restated Secured Term Note with Laurus.

o The Company filed a Report on Form 8-K on April 17, 2006, to report that the Company had entered into a term sheet with Laurus regarding the sale of a $40,000,000 term note.

o The Company filed a Report on Form 8-K on April 21, 2006, to report its entry into a term sheet to purchase oil and gas producing properties in the Texas gulf coast area.

o The Company filed a Report on Form 8-K on May 3, 2006, to report that the Company's wholly owned subsidiary, Gulf Coast Oil Corporation, had among other things, sold Laurus a $40,000,000 Secured Term Note, granted Laurus a warrant to purchase up to 49% of Gulf Coast Oil Corporation, entered into the Fourth Amendment Agreement with Laurus, and that Gulf Coast Oil Corporation had acquired certain oil and gas producing properties in McMullen County, Texas for aggregate consideration of $33,000,000.

o The Company filed an Amended Report on Form 8-K on May 8, 2006, to include revised Audited Financial Statements and related footnotes, Pro Forma information and description under Management's Description and Analysis for the Company's first acquisition of interests in the Lindholm-Hanson Gas Unit.

o The Company filed an Amended Report on Form 8-K on May 8, 2006, to include revised Audited Financial Statements and related footnotes, Pro Forma information and description under Management's Description and Analysis for the Company's second acquisition of interests in the Lindholm-Hanson Gas Unit.

o The Company filed an Amended Report on Form 8-K on May 8, 2006, to include revised Audited Financial Statements and related footnotes, Pro Forma information and description under Management's Description and Analysis for the Company's third acquisition of interests in the Lindholm-Hanson Gas Unit.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEW CENTURY ENERGY CORP.

DATED: May 19, 2006                       By: /s/ Edward R. DeStefano
                                             ------------------------
                                             Edward R. DeStefano
                                             Chief Executive Officer