Form 10QSB
period 2006-06-30
New Century Energy Corp.
filed 2006-08-21
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

               For the quarterly period ended June 30, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   ------------

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

As of August 11, 2006, 56,610,612 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION




PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                            NEW CENTURY ENERGY CORP.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (unaudited)



ASSETS
Current Assets
  Cash and cash equivalents                                           $8,969,548
  Marketable Securities                                                   75,315
  Accounts receivable                                                  2,313,359
  Due from Laurus Master Fund, Ltd.                                    1,337,901
  Other Assets                                                           256,361
                                                                      ----------
  Total Current Assets                                                12,952,484
                                                                      ----------
Office equipment, net of $13,393 accumulated depreciation                133,293
Oil and gas properties, using successful efforts accounting
  Proved properties                                                   55,966,452
  Unproved properties                                                    484,708
  Wells and related equipment and facilities                           4,790,302
                                                                      ----------
                                                                      61,241,462
   Less accumulated depreciation, depletion,
    amortization and impairment                                       (6,769,715)
                                                                      ----------
  Net oil and gas properties                                          54,471,747
                                                                      ----------
  Deferred loan costs                                                    105,018
                                                                      ----------
  TOTAL ASSETS                                                       $67,662,542
                                                                      ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
    Accounts payable                                                    $589,260
    Accrued liabilities                                                1,313,526
    Current portion of notes payable                                  17,118,107
    Derivative liability for Laurus Warrant                              875,958
    Derivative liability for Laurus  Stock Option                      1,243,451
    Derivative liability for December Option                             961,179
    Derivative liability with Single
      Compound Embedded Derivatives within Convertible Note              523,247
                                                                      ----------
  Total Current Liabilities                                           22,624,728
                                                                      ----------
  Notes Payable (less current portion and
    unamortized discounts of $4,107,700)                              44,151,056
  Asset retirement obligation                                            330,304
                                                                      ----------
Total Liabilities                                                     67,106,088
                                                                      ----------
Contingencies                                                                  -
Stockholders' Equity
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 56,010,612 shares issued and outstanding                  56,011
  Additional paid in capital                                           9,952,743
  Retained deficit                                                    (9,452,300)
                                                                      ----------
  Total Stockholders' Equity                                             556,454
                                                                      ----------
  Total Liabilities and Stockholder's Equity                         $67,662,542
                                                                      ==========




  The accompanying notes are an integral part of these consolidated financial statements.




                            NEW CENTURY ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             June 30, 2006 AND 2005
                                   (unaudited)


                                           Three months ended June 30    Six months ended June 30
                                               2006           2005           2006         2005
                                           ------------    ----------     ----------   ----------

Revenues
  Oil and gas sales                        $4,128,736      $  474,673     $7,475,419   $  714,067
  Gain on sale of oil and gas properties            -          98,181              -       98,181
                                           ----------      ----------     ----------   ----------
  Total revenues                            4,128,736         572,854      7,475,419      812,248
                                           ----------      ----------     ----------   ----------
Expenses
  Exploration                                 297,818           8,204        479,619       33,432
  Lease operating                             285,124          74,937        481,076      164,895
  Production taxes                            191,986          13,493        367,746       21,152
  General & administrative                    417,311         127,413        712,325    1,708,356
  Depreciation, depletion
    and amortization                        2,218,621          60,588      3,844,172      110,986
                                           ----------      ----------     ----------   ----------
  Total expenses                            3,410,860         284,635      5,884,938    2,038,821
                                           ----------      ----------     ----------   ----------
Operating income (loss)                       717,876         288,219      1,590,481   (1,226,573)
                                           ----------      ----------     ----------   ----------
Other income (expense)

  Vertica liabilities Write down, net           1,920          39,468         11,531      135,335
  Interest expense                         (1,888,378)        (24,639)    (3,263,281)     (57,827)
  Decrease (increase) in fair value of
    derivative liabilities                  1,558,094               -       (245,088)           -
  Other income                                 36,893          16,318         41,430       20,917
  Other expenses                                    -         (77,753)        (1,266)     (87,941)
                                           ----------      ----------     ----------   ----------
  Total other income (expense)               (291,471)        (46,606)    (3,456,674)      10,484
                                           ----------      ----------     ----------   ----------
Income (loss)
  before income taxes                         426,405         241,613     (1,866,193)  (1,216,089)

 Income tax expense (benefit)                       -               -              -            -
                                           ----------      ----------     ----------   ----------
  NET INCOME (LOSS)                        $  426,405      $  241,613    $(1,866,193) $(1,216,089)
                                           ==========      ==========     ==========   ==========

Basic earnings(loss) per share             $      .01      $      .00    $      (.03)  $      (.03)
                                           ==========      ==========    ===========   ===========
Diluted earnings (loss) per share          $      .01      $      .00    $      (.03)  $      (.03)
                                           ==========      ==========    ===========   ===========
Weighted average common shares used in
  computing basic earnings
 (loss)per share                           55,863,359      48,970,513     55,795,695    47,775,944
                                           ==========      ==========    ===========   ===========
Weighted average common shares used in
  computing diluted earnings
 (loss) per share                          55,863,359      50,938,363     55,795,695    47,775,944
                                           ==========      ==========    ===========   ===========




  The accompanying notes are an integral part of these consolidated financial statements.




                            NEW CENTURY ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2006 and 2005
                                  (unaudited)

                                                            2006          2005
                                                        -----------   -----------

Cash flow provided by operating activities
  Net loss                                              $(1,866,193)  $(1,216,089)
Adjustments to reconcile net loss to net cash
       provided by operating activities:
    Depreciation, depletion and amortization              3,844,172       110,986
    Write-off of liabilities on Vertica reverse merger      (11,531)     (308,021)
    Stock for services                                       50,000     1,602,500
    Amortization of deferred loan costs                      91,886            --
    Change in fair value of derivatives                     245,088            --
    Accretion of discounts on notes payable                 816,845            --
    Settlement with former employee                         (25,482)           --
    Interest on marketable securities                          (315)
    Gain on sale of oil and gas properties                       --       (98,181)
  Changes in:
    Accounts receivable                                  (1,264,255)      (65,313)
    Inventory                                              (158,225)       28,865
    Other assets                                            193,599       (59,960)
    Accounts payable                                       (101,230)      (11,438)
    Accrued liabilities                                     658,166        14,044
    Asset retirement obligation                              12,030        12,588
                                                        -----------   -----------
  Net cash provided by operating activities               2,484,555         9,981
                                                        -----------   -----------
Cash flows from investing activities
  Acquisitions of Lindholm Hanson Gas Unit and Wells,
  net of cash acquired (Note 7)                          (1,530,874)  (10,753,255)
  Acquisitions of Mustang Creek assets (Notes 2 and 3)  (32,771,692)          ---
  Capital expenditures on oil and gas properties         (1,740,418)     (296,242)
  Proceeds from sale of oil and gas property                    ---        98,181
  Purchase of office equipment                              (79,921)       (5,219)
  Decrease in drilling advances                             257,498            --
  Investment in marketable securities                       (75,000)
                                                        -----------   -----------
  Net cash used in investing activities                 (35,940,407)  (10,956,535)
                                                        -----------   -----------
Cash flows from financing activities
  Proceeds from acquisition financings (Note 2&3)        43,345,294    15,000,000
  Proceeds from the sale of common stock                        ---       655,273
  Payments to reduce long-term debt                      (4,123,138)     (776,158)
  Payments for deferred loan costs                         (108,421)   (1,204,596)
  Investor payments for drilling                                ---        23,739
                                                        -----------   -----------
Net cash provided by financing activities                39,113,735    13,698,258
                                                        -----------   -----------
Net increase in cash                                      5,657,883     2,751,704
Cash at beginning of the period                           3,311,665       452,781
                                                        -----------   -----------
Cash at end of the period                               $ 8,969,548   $3 ,204,485
                                                        ===========   ===========

Supplemental disclosures of cash flow information:

Interest paid                                           $(1,360,382)  $  (57,827)
Income taxes paid                                                --           --




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

     The financial information of New Century Energy Corp. ("New Century" or the "Company") and its wholly owned subsidiaries, Century Resources, Inc., and Gulf Coast Oil Corporation ("Gulf Coast" - See Note 2), for the three and six months ended June 30, 2006 and 2005, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year presentation. These reclassifications had no effect on reported earnings. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.


NOTE 2 - ACQUISITION OF MUSTANG CREEK I WELLS AND LEASES AND GULF COAST SECURED TERM NOTE

     On April 28, 2006, the Company's newly formed wholly-owned subsidiary, Gulf Coast Oil Corporation, a Delaware corporation ("Gulf Coast") entered into an Asset Purchase Agreement with Manti Resources, Inc., a Texas corporation, Manti Operating Company, a Texas corporation, and Manti Mustang Creek, Ltd., a Texas limited partnership.

     We acquired a 93.75% working interest in 10 oil wells and one gas well and a 70.31% working interest in one additional oil well, as well as revenue interests of 72.19% in 9 of the wells and 41.01% and 70.80% in the other two wells,(collectively "Mustang Creek Assets"). The purchase price of the Assets was $33,000,000. The effective date was December 1, 2005.

     The following table summarizes the initial estimated fair values of the assets acquired.

      Mustang Creek I Wells and Mineral Interests
        Leasehold costs                       $31,121,397
        Equipment                               1,878,603
                                              -----------
             Total assets acquired             33,000,000

A summary of the acquisition consideration is as follows:

Purchase price                                             $ 33,000,000
Closing costs                                                    65,739
Mustang Creek revenue for 5 months                           (4,809,904)
Mustang Creek expenses for 5 months                             584,295
                                                             ----------
Net cash paid                                                28,840,130
                                                             ==========


     On April 26, 2006, Gulf Coast, entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") with the following features:

Interest Rate -     Wall  Street  Journal  Prime  Rate  plus  two points but not less  than  eight  percent.

Maturity  Date-     April  26,  2009.

Amortizing Amount - 80%  of  net  production  revenue  from  Mustang  Creek
                    Assets-  with  a  minimum  monthly  payment  of  $150,000.

Warrant  -          to  purchase  up  to  49%  of the shares of Gulf Coast Stock
                    - exercisable at a price of $.001 per share only after this debt is paid.

Amendment -         with  the  issue  of  the  June  2006  Gulf  Coast Note (see
                    Note  3)  the amortizing amount for this note was amended to be  87.5  percent  of  80%  of  net  production revenue from
                    Mustang  Creek  Assets  -  with a minimum monthly payment of
                    $150,000

At June 30, 2006 the details of the Gulf Coast Note was as follows:

      Gross amount                                  $39,154,145
      Unamortized discount                            1,382,743
                                                    -----------
      Net amount                                    $37,771,402

      Current portion of Gulf Coast Note              7,427,967
      Non current portion of Gulf Coast Note         31,726,178

For the three months ended June 30, 2006 the accretion of discount related to the Gulf Coast Note was $66,962.


NOTE 3- ACQUISITION OF MUSTANG CREEK II WELLS AND LEASES AND JUNE 2006 GULF COAST NOTE

ACQUISITION  OF  MUSTANG  CREEK  II  WELLS  AND  LEASES

     On June 30, 2006, Gulf Coast entered into an Asset Purchase Agreement with J&P Family Properties, Ltd. and Lara Energy, Inc. for assets which Gulf Coast purchased 7/8th on April 28, 2006. The purchase price of the June 2006 Assets was $4,450,000, which amount was paid from funds received from Gulf Coast's sale of the June 2006 Gulf Coast Note. The effective date of the June 2006 Asset Purchase Agreement was December 1, 2005. As a result of the June 2006 Asset Purchase Agreement, Gulf Coast holds a 100% working interest in the producing properties and undeveloped oil and gas mineral leases, other than one well, in which Gulf Coast holds a 75% interest.

The following table summarizes the initial estimated fair values of the assets acquired.

      Mustang  Creek  II  Wells  and  Mineral  Interests
        Leasehold  costs                       $4,324,760
        Equipment                                 125,240
                                              -----------
      Total  assets  acquired                   4,450,000


A  summary  of  the  acquisition  consideration  is  as  follows:

Purchase  price                                               $  4,450,000
Closing  costs  (in  addition  there  are  $15,298
               of  unpaid  closing  costs  at  June  30)             4,251
Mustang  Creek  revenue  for  7  months                           (630,176)
Mustang  Creek  expenses  for  7  months                           107,487
                                                              ------------
Net  cash  paid                                                  3,931,562
                                                              ============

     On June 30, 2006, Gulf Coast, entered into a second Securities Purchase Agreement with Laurus Master Fund, Ltd. whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $5,000,000 with the following features.

Interest  Rate  -   17.5%,  due  beginning  July  1,  2006

Maturity  Date  -   October  30,  2009

Amortizing Amount - 12.5  percent  of  80%  of  net production revenue from
                    Mustang Creek Assets - with a minimum monthly payment of $25,000

Amendment  -        with  the  issuance  of the  June 2006 Gulf Coast Note, the amortizing amount for the Gulf Coast Note was amended to be
                    87.5 percent  of 80% of net production revenue from Mustang
                    Creek  Assets  with  a  minimum  monthly

payment of $150,000 - (see  Note  2)

Right- Laurus was granted a right of first refusal to provide additional financing, prior to the incurrence of any additional indebtedness and/or the sale or issuance of any equity interests of Gulf Coast.


At June 30, 2006 the details of the June 2006 Gulf Coast Note was as follows:

            Gross amount                                        $4,775,560
            Unamortized discount                                   205,000
                                                                 ---------
            Net amount                                          $4,570,560

            Current portion of June 2006 Gulf Coast Note           242,982
            Non current portion of June 2006 Gulf Coast Note     4,532,578

Note 4 - NEW CENTURY ENERGY NOTE PAYABLES

     In addition to the Gulf Coast Note (Note 2) and the June 2006 Gulf Coast Note (Note 3) New Century Energy has two notes outstanding to Laurus.

Secured Convertible Note

     In connection with the first acquisition of 6.2% working interest and a 5.464% net revenue interest in the Lindholm-Hanson Gas Unit we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd to sell a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000). The Secured Convertible Note as amended and restated includes the following features:

Interest Rate -          Wall  Street  Journal  Prime  Rate  plus two points but
                         not  less  than  seven  percent.

Maturity  Date -         June  30,  2008.

Amortizing Amount -      $250,000,  beginning  July  1,  2006.

Conversion -             Convertible  into  24,193,548  shares  of  Common Stock
                         at  a  conversion  price  of  $0.62  per  share.

Warrant -                Purchase  up  to  7,258,065  shares  of Common Stock at
                         $0.80  per  share.

Option  -                Purchase  up  to  10,222,784  shares  of  our  Common
                         Stock  for  $0.001  per  share  (as  amended).

December  Option  -      Purchase  up  to  5,061,392  shares  of  our  Common
                         Stock  for  $0.001  per  share  (as  amended).

Rights  -                Granted  Laurus  registration  rights  to  the  shares
                         convertible in connection with the Convertible Note and exercisable in connection with the Warrant and Option pursuant to a Registration Rights Agreement.

Restrictions  -          Laurus  is  restricted  to  owning  not more than 9.99%
                         of  the  outstanding  stock of the Company at any time.
                         Options can only be exercised after debt is paid in full and warrant has been exercised.

     The Secured Convertible Note was deemed to have both freestanding and embedded derivatives (see Note 5).

     In May 2006, we entered into a Fourth Amendment Agreement with Laurus (the "Fourth Amendment") of the Convertible Note, which amended our Registration Statement filed with the Securities and Exchange Commission (the "Commission"), to register the shares of common stock convertible in connection with the Convertible Secured Term Note, and exercisable in connection with the Laurus Warrant, Laurus Option and the December Option; from April 25, 2006, as was required under (the Third Amendment), to June 15, 2006. The Fourth Amendment also extended the date we are required to have such Registration Statement declared effective by the Commission from July 1, 2006, to August 15, 2006.

     In June 2006, we entered into a Fifth Amendment Agreement of the Convertible Note with Laurus (the "Fifth Amendment") which allowed us to file our Registration statement up to July 17, 2006 and have it made effective as of September 15, 2006. We filed the Form SB-2 with the SEC on July 17, 2006.

     At June 30, 2006 the details of the Secured Convertible Note, as Amended and Restated were as follows:

            Gross amount                                        $15,000,000
            Unamortized discount                                  2,519,957
                                                                -----------
            Net amount                                         $ 12,480,043

            Current portion of Secured Convertible Note           3,000,000
            Non current portion of Secured Convertible Note      12,000,000

     For the three months ended and six months ended June 30, 2006 the accretion of discounts related to the Secured Convertible Note were $358,863 and $749,883, respectively.


     In connection with the second acquisition of a 7.25% working interest and a 5.43% net revenue interest of the Lindholm-Hanson Gas Unit, on September 19, 2005, the Company executed a Secured Term note in the amount of $9,500,000, bearing interest at 20% per annum, due March 2006.

     On March 30, 2006, The Company signed an "Amended and Restated Secured Term Note" ("Amended Term Note")agreement with the following features:

Interest  Rate -    20%

Maturity  Date -    January  1,  2007

Amortizing Amount - 80%  of  net  proceeds  paid  from  5.4375%  net  revenue interest in Lindholm - Hanson Gas Unit beginning with March 2006 receipts.

At June 30, 2006 the details of the Secured Term Note was as follows:

            Gross amount                         $6,447,157
            Unamortized discount                        ---
                                                -----------
            Net amount                          $ 6,447,157

The entire balance of this note is a current liability.



Note 5 - DERIVATIVE  LIABILITIES

     The following assumptions were used in the valuation of the derivative liabilities at June 30, 2006:


Probability-Weighted  Expected  Cash  Flow  Methodology  -

Assumptions                                          Single  Compound  Embedded
                                                         Derivative  within
                                                          Convertible  Note


Risk  -  free  interest  rate                                      5.21%

Prime  rate                                                        8.25%
  Increasing  .25%  each  quarter  of  first  year

Timely  registration                                              95.00%
  Increasing  by  1%  monthly  up  to  99%

Default  status                                                    5.00%
  Increasing  by  0.1%  monthly

Alternative  financing  available  and  exercised                 00.00%
  Increasing  2.5%  monthly  up  to  25%
   (Exercised only if the market price is greater than $0.92)

Trading  volume,  gross  monthly  dollars                          4.00%
  Monthly  increase

Annual  growth  rate  of  stock  price                           32.185%

Future  projected  volatility                                    100.00%




CHANGE  IN  FAIR  VALUE  OF  DERIVATIVES

     For the three months ended June 30, 2006, the fair value of the Company's derivative liabilities decreased as follows:

    Single  Compound  Embedded  Derivatives  within
      Convertible  Note                                       $   140,887
    Laurus  Stock  Option                                         523,738
    December  Option                                              404,846
    Laurus  Warrant                                               488,623
                                                              -----------
Net decrease in fair  value  of  derivative  liabilities      $ 1,558,094
                                                              ===========


For the six months ended June 30, 2006, the fair value of the Company's derivative liabilities changed as follows:

    Single  Compound  Embedded  Derivatives  within
      Convertible  Note                                       $    66,079
    Laurus  Stock  Option                                        (131,003)
    December  Option                                             (101,264)
    Laurus  Warrant                                               (78,900)
                                                              -----------
Net increase in fair  value  of  derivative  liabilities      $  (245,088)
                                                              ===========

     The net changes in the fair value of the derivative liabilities (mark-to-market) for the three and six months ended June 30, 2006 are primarily due to the fluctuations in the price of the Company's common stock from $0.17 per share at December 31, 2005 to an increase of $0.27 at March 31, 2006 and then to a decrease to $0.19 at June 30, 2006. The changes in the fair value of the derivative liabilities have been recorded under Other Income(Expense) in the accompanying consolidated statements of operations.

     The values of the derivative liabilities relating to the Convertible Note, as reflected in our consolidated financial statements, are subject to changes in the trading value of the Company's common stock. As a result, our financial statements may fluctuate quarter-to-quarter based on this factor, and the amount of shares converted by Laurus in connection with the Convertible Note and exercised in connection with the Laurus Warrants and Laurus Stock Options. Consequently, our consolidated financial position and results of operations may vary significantly from quarter-to-quarter, based on factors other than the Company's revenues and expenses.

NOTE 6 - THIRD ACQUISITION OF MINERAL INTERESTS IN THE LINDHOLM-HANSON GAS UNIT AND WELLS

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

Assets acquired:

Accounts receivable                                         $   186,258
      Lindholm-Hanson Gas Unit and Wells
        Leasehold costs                      $ 1,567,839
        Equipment                                152,035
                                              -----------     1,719,874
                                                            -----------
     Total assets acquired                                    1,906,132
Liabilities assumed
    Accounts payable                                             16,132
                                                            -----------
Net assets acquired                                         $ 1,890,000
                                                            ===========

A summary of the acquisition consideration is as follows:

Purchase price                                              $ 1,890,000
Closing costs                                                    16,132
L-H Gas unit revenue for 2.5 months                            (281,089)
L-H Gas unit expenses for 2.5 months                             94,831
                                                            -----------
                                                            $ 1,719,874
Less: 2005 Cash deposit                                        (189,000)
                                                            -----------
Net cash paid in 2006                                         1,530,874
                                                            ===========

NOTE  7  -  STOCKHOLDERS'  EQUITY

COMMON  STOCK

     In March 2006, New Century Energy Corp. issued 100,000 shares of restricted common stock as part of a Settlement and Release Agreement with Hans Nehme, a former officer and director. (See Note 11)

     In June 2006, in connection with our entry into an amended agreement with Viking International Petroleum, L.L.C., we issued an aggregate of 200,000 shares of our restricted common stock to two individuals, who have agreed not to sell the shares of common stock until after July 1, 2008. (See Note 11)

Earnings  per  share  -  Weighted  average  shares

     Basic earnings per share is computed by dividing net income or loss attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method, unless otherwise indicated, to determine the dilutive effect of securities on earnings per share. The effect of the Convertible Note in the diluted earnings per share calculation is accounted for under the "if converted" method, whereby the Convertible Note is assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $0.62; and interest expense related to the Convertible Note is added back to income.

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

NOTE  8  -  OTHER  INCOME  (EXPENSE)

     As of June 30, 2006, $520,559 has been released into "Other income" from the initial recorded liability of $717,540 in connection with the reverse merger with Vertica. The release of the $1,920 into "Other income" during the quarter ended June 30, 2006 is comprised of the expiration of accounts payable regarding a four year statute of limitations. Interest earned on short term "cash equivalent" investments gave rise to the $36,893 other income for the quarter ended June 30, 2006 and $41,430 for the six months ended June 30,2006. Interest expense for the periods reported consists of the following:

                                                 Three  Months      Six  Months
                                                   Ended               Ended
                                                June 30, 2006      June 30, 2006

Interest  on notional balance                   $ 1,526,112           $2,354,550
Accretion  of  discounts                            358,863              816,845
Amortization  of Deferred Loan Cost                   3,403               91,886
                                               ------------         ------------
 Total  interest                                $ 1,888,378          $ 3,263,281
                                               ============         ============

NOTE  9  -  INCOME  TAXES

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

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards at June 30, 2006 and December 31, 2005, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating loss carryforwards. For the three months ended June 30, 2006, there were sufficient tax net operating loss carryforwards to more than offset taxable income for the period.

NOTE  10  -  MAJOR  PURCHASERS

     For the first six months of 2006 and 2005, New Century's operated properties had two purchasers who accounted for 100% of crude oil sales and two different purchasers who accounted for 100% of sales of natural gas products. New Century's non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2006 and 2005.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES

PRADO  DEVELOPMENT  AGREEMENT  WITH  STRONG  PETROLEUM  GROUP,  INC.  ("STRONG")

     On April 6, 2006, the Company and Aquatic Cellulose International ("Aquatic")("New Century Group", collectively) signed a new extension agreement with Strong Petroleum Group, Inc. The new extension agreement calls for Strong to complete the re-development of the Company's Prado field interests ("Prado Assets") by September 21, 2006. In exchange for the extension of time, the New Century Group will increase its 12.5% working interest to 25% in the Prado Assets. Beginning April 1, 2006, the New Century Group shall also be entitled to one-quarter of all net production proceeds. If Strong fails to perform in accordance with the Revised Work Program on or before the Extended Deadline, their rights will terminate with respect to any and all producing wells associated with the Prado Assets. Additionally, all rights, title and interest in any and all equipment installed on the Prado Assets shall become our property and our Aquatic.

VIKING  INTERNATIONAL  PETROLEUM  AGREEMENT

     On or about May 30, 2006, we entered into an Agreement Modifying Prior Geophysical Interpretation and Exploitation Agreement, with Viking International Petroleum, L.L.C. ("Viking"), and two individuals (the "Amended Viking Agreement"). The Amended Viking Agreement amended the terms of the Geophysical Interpretation and Exploration Agreement dated July 13, 2005, entered into between the parties. The Amended Viking Agreement provided that approximately $17,919 previously paid to Viking represented the full amount of consideration owed to Viking under the original agreement.

     Pursuant to the Amended Viking Agreement, we agreed that Viking has the right but not the obligation to participate for between 10% and up to 50% of the working interest on a wellbore only basis of any new production well drilled on the acreage covered by the Amended Viking Agreement, subject to the terms and conditions of the original agreement. Additionally, we agreed that if a well is completed in the area covered by the agreement and a subsequent well is proposed within 1200 feet of the original well that (a) drains the same reservoir or
(b)develops a behind-pipe reservoir identified in the original well and in the same fault block as the original well, then Viking has the right to participate in that well under the same terms as well. Additionally, the Amended Viking Agreement provided that such royalty interests to be assigned on any new well bores will be subject to certain overriding royalty interests as provided in the Amended Viking Agreement.

     Additionally, pursuant to the Amended Viking Agreement, we agreed to issue an aggregate of 200,000 restricted shares of common stock, 100,000 shares each to two individuals. With such issuance, the individuals agreed, pursuant to a Lock-Up Agreement not to sell their restricted shares of common stock until July 1, 2008, to comply with Laurus' Convertible Note restrictions on our ability to issue shares of common stock without affecting the Fixed Conversion Price of the Convertible Note (as described above).

SETTLEMENT  WITH  FORMER  EMPLOYEE

     In February 2005, we received correspondence from four former employees, which alleged that we owed those former employees approximately $298,000 in accrued and unpaid wages, payroll taxes and unpaid loans and interest. We settled with three of the individuals in July 2005 and filed suit against the fourth individual, our former officer and Director, Hans Nehme, in October 2005, in Harris County, Texas, alleging that Mr. Nehme agreed to settle the claims by exchange of written correspondence on May 10, 2005, and later agreed upon the form of a final settlement, but failed to sign with the other three plaintiffs. Mr. Nehme filed suit against us on October 21, 2005, which complaint was amended on November 11, 2005, which claimed he was owed $15,000 in connection with monies loaned to us, $113,733 in connection with accrued wages, and $1,458 in 401(k) payments that Mr. Nehme claimed he was due and other damages. On or about March 20, 2006, we entered into a Settlement and Release Agreement with Mr. Nehme (the "Nehme Settlement"). Pursuant to the
Nehme Settlement, Mr. Nehme agreed to dismiss his previously filed lawsuit against us, with prejudice and we agreed to pay Mr. Nehme $25,483 and to issue him 100,000 shares of our restricted common stock.

DISSOLUTION  OF  ERC  SOLUTIONS,  INC.

     In February 2006, the Board of Directors approved the dissolution of ERC Solutions, Inc., one of our former wholly owned subsidiaries. The State of Delaware authorized the dissolution on February 9, 2006.

OTHER  LITIGATION

     The Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
UPDATE

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. THESE AND OTHER UNCERTAINTIES RELATED TO OUR BUSINESS ARE DESCRIBED IN DETAIL IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON. REFERENCES TO "NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR" AS USED THROUGHOUT THIS FORM 10-QSB REFER TO NEW CENTURY ENERGY CORP. AND ITS WHOLLY OWNED SUBSIDIARIES, GULF COAST OIL CORPORATION AND CENTURY RESOURCES, INC. UNLESS OTHERWISE STATED, OR THE CONTEXT APPEARS OTHERWISE. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2006.

CORPORATE HISTORY

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

     The Company filed Articles of Amendment ("Amendment") to its Articles of Incorporation with the Secretary of State of Colorado, on June 12, 2006, to increase its authorized shares, reauthorize the par value of its common stock, reauthorize its preferred stock and to reauthorize the par value of its preferred stock. The Amendment increased the authorized shares of the Company to Two Hundred Million (200,000,000) shares of common stock, re-authorized the par value of $0.001 per share of common stock, re-authorized Twenty Million (20,000,000) shares of preferred stock, and re-authorized the par value of $0.001 per share of preferred stock ("Preferred Stock").

     Shares of Preferred Stock of the Company may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the Company entitled to vote generally in the election of the directors (the "Voting Stock"), voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

     The Amendment was approved at the Company's Special Meeting of Shareholders, held on June 12, 2006 (the "Meeting"). The number of shares of common stock of the Company outstanding as of the record date, May 9, 2006, was 55,810,612 shares. The number of shares of common stock which were represented at the Meeting were 37,500,000 shares of common stock, representing approximately 67% of the Company's outstanding common stock, which shares represented a quorum of the Company's common stock. All 37,500,000 shares of common stock represented at the Meeting voted unanimously to approve the filing of the Amendment.

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

     In connection with the Securities Purchase Agreement, we issued Laurus a three year Secured Convertible Note in the amount of $15,000,000, which was subsequently replaced by an Amended and Restated Secured Convertible Term Note (the "Convertible Term Note" or the "Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of August 9, 2006, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note shall be payable monthly, in arrears, commencing on September 1, 2005 (each monthly date being a "Determination Date"). Additionally, if the Registration Statement covering the shares which the Note and Warrant are convertible into has been declared effective and our Common Stock has traded at least 25% above the "Fixed Conversion Rate," which is currently $0.62 and which is subject to adjustment as described below, for the five trading days immediately preceding a Determination Date, then the Contract Rate shall be reduced by 1%, and shall be reduced by 1% for each incremental 25% increase in the market price of our Common Stock above the then applicable Fixed Conversion Rate (for example, if our Common Stock has traded at $0.93 for the five trading days preceding a Determination Date, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our Common Stock traded above the Fixed Conversion Rate), but, in no event shall the Contract Rate at any time be less than 0%.

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

     On September 19, 2005, we entered into a Securities Purchase Agreement with Laurus (the "September 2005 SPA"), pursuant to which we sold Laurus a Secured Term Note in the amount of $9,500,000 (the "Term Note"). We also entered into a Reaffirmation and Ratification Agreement with Laurus in connection with the September 19, 2005 Securities Purchase Agreement and Term Note. The interest rate of the Term Note is twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears, with the first interest payment due on November 1, 2005. The Term Note was amended by our entry into the Amended and Restated Term Note (the "Amended Term Note") as described below on March 30, 2006, to provide for the interest and principal on the Amended Term Note, to be payable to Laurus by way of a production payment equal to 80% of the gross proceeds generated by our 7.5% interest in the Lindholm-Hanson Gas Unit, which we purchased pursuant to the September 2005 Purchase and Sale Agreement, described above. Additionally, the due date of the Amended Term Note was changed from March 19, 2006 until January 2, 2007, pursuant to the amendment.

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

     As a result of the December Option, Laurus has the right to convert the Restated Note, and exercise the Warrant, June Option and December Option into an aggregate of approximately 46,735,789 shares of the Company's common stock (assuming the full conversion of the Amended Note, Warrant, June Option and December Option and without taking into account any conversion for interest) which would constitute approximately 45.2% of the Company's then outstanding common stock (assuming the issuance of no additional shares of common stock other than in connection with the conversion of the Restated Note, and exercise of the Warrant, June Option and December Option); however, Laurus has contractually agreed not to hold more than 9.99% of the Company's issued and outstanding common stock, unless an event of default occurs or upon 75 days prior notice to the Company.

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

GULF COAST NOTE

     In connection with the Purchase Agreement, Gulf Coast issued Laurus a three
(3) year Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of August 9, 2006) per year, and which at no time shall bear interest at less than 8% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009 (the "Maturity Date"). The interest on the Gulf Coast Note shall be payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the Gulf Coast Note are due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the Gulf Coast Note, interest on the Gulf Coast Note shall only be payable as a component of the Amortization Amount, unless such Amortization Amount is less than $150,000 for any month, as described below.

     Each  monthly  Amortization Amount will be equal to (i) 7/8ths (.875) times
(ii) eighty percent (80%) of the gross proceeds paid to Gulf Coast in respect of all oil, gas and/or other hydrocarbon production in which Gulf Coast has an interest less (i) the reasonable ordinary day to day expenses associated with Gulf Coast's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) Gulf Coast's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to Laurus' approval, which approval shall be provided in the exercise of Laurus' reasonable discretion based on such supporting documentation from Gulf Coast as Laurus shall request (the "Net Revenue"). Provided, however, that each Amortization Amount shall be equal to one hundred (100%) of Net Revenue, upon the occurrence and during the continuance of an Event of Default under the Gulf Coast Note as described below.

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

     Pursuant to a Reaffirmation, Ratification and Amendment Agreement, simultaneously with Gulf Coast's receipt of accrued production revenue paid to Gulf Coast at the closing of the Asset Purchase Agreement, for the period from December 1, 2005, the effective date of the Asset Purchase Agreement, to May 1, 2006, we made a mandatory prepayment against the outstanding balance of our September 2005 Note in an amount equal to eighty percent (80%) of the net accrued production revenue or $2,565,386. We paid this amount to Laurus on May 1, 2006 as partial payment of the $9,500,000 September 30, 2005, Secured Term Note, as amended, which Secured Term Note had an approximate remaining balance of $7,034,614 as of May 1, 2006, not including any accrued or unpaid interest, and a remaining balance of $6,447,157 as of June 30, 2006.

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

AMENDED  VIKING  AGREEMENT

     On or about May 30, 2006, we entered into an Agreement Modifying Prior Geophysical Interpretation and Exploitation Agreement, with Viking International Petroleum, L.L.C. ("Viking"), Otto J. Welper, Daniel S. J. Morris and John Cumming (the "Amended Viking Agreement"). The Amended Viking Agreement amended the terms of the Geophysical Interpretation and Exploration Agreement dated July 13, 2005, entered into between the parties. The Amended Viking Agreement provided that the approximately $17,919 previously paid to Viking represented the full amount of consideration owed to Viking under the original agreement.

     Pursuant to the Amended Viking Agreement, we agreed that Viking has the right but not the obligation to participate for between 10% and up to 50% of the working interest on a well bore only basis of any new production well drilled on the acreage covered by the Amended Viking Agreement, subject to the terms and conditions of the original agreement. Additionally, we agreed that if a well is completed in the area covered by the agreement and a subsequent well is proposed within 1200 feet of the original well that (a) drains the same reservoir or (b) develops a behind-pipe reservoir identified in the original well and in the same fault block as the original well, then Viking has the right to participate in that well on the same terms as well. Additionally, the Amended Viking Agreement provided that such royalty interests to be assigned on any new well bores will be subject to certain overriding royalty interests as provided in the Amended Viking Agreement.

     Additionally, pursuant to the Amended Viking Agreement, we agreed to issue an aggregate of 200,000 restricted shares of common stock, 100,000 to Mr. Welper and 100,000 to Mr. Morris. In connection with such issuances, Mr. Welper and Mr. Morris agreed pursuant to a Lock-Up Agreement not to sell their restricted shares of common stock until July 1, 2008, to comply with Laurus' Convertible Note restrictions on our ability to issue shares of common stock without affecting the Fixed Conversion Price of the Convertible Note (as described above).

FIFTH  AMENDMENT  AGREEMENT

     On June 20, 2006, with an effective date of June 15, 2006, we entered into a Fifth Amendment Agreement with Laurus (the "Fifth Amendment"), which amended the terms of our June 30, 2005 Registration Rights agreement with Laurus, to amend the date we are required to have our Registration Statement filed with the Commission to register the shares of common stock convertible in connection with Laurus' June 30, 2005 Secured Convertible Term Note, and exercisable in connection with Laurus' June 30, 2005 Common Stock Purchase Warrant, Option and its December 30, 2005 Option, from the filing date of June 15, 2006, as was required under our May 2, 2006, Fourth Amendment with Laurus to the filing date of July 17, 2006. The Fifth Amendment also extended the date we are required to have such Registration Statement declared effective with the Commission from August 15, 2006 to September 15, 2006.

JUNE  2006  GULF  COAST  TRANSACTIONS

     On June 30, 2006, Gulf Coast entered into a Securities Purchase Agreement with Laurus (the "June 2006 Purchase Agreement"), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $5,000,000 (the "June 2006 Gulf Coast Note" and collectively with the Gulf Coast Note, the "Gulf Coast Notes"). In connection with the June 2006 Purchase Agreement, Gulf Coast also entered into an Amended and Restated Mortgage, a Collateral Assignment; an Amended and Restated Secured Term Note, and a Reaffirmation and Ratification Agreement. In connection with Gulf Coast's entry into the June 2006 Purchase Agreement, we and Century entered into a Reaffirmation and Ratification Agreement with Laurus (the "New Century Reaffirmation Agreement").

 JUNE  2006  GULF  COAST  NOTE

     In connection with the June 2006 Purchase Agreement, Gulf Coast issued Laurus a forty (40) month Secured Term Note in the amount of $5,000,000 (the "June 2006 Gulf Coast Note"), which bears interest at the rate of 17.5% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 30, 2009 (the "Maturity Date"). The interest on the June 2006 Gulf Coast Note shall be payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the June 2006 Gulf Coast Note are due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the June 2006 Gulf Coast Note, interest on the June 2006 Gulf Coast Note shall only be payable as a component of the Amortization Amount, unless such Amortization Amount is less than $25,000 for any month, as described below.

     Each monthly Amortization Amount will be equal to the product of (i) one-eighth (.125) times (ii) eighty percent (80%) of the gross proceeds paid to Gulf Coast in respect of all oil, gas and/or other hydrocarbon production in which Gulf Coast has an interest less (i) the reasonable ordinary day to day expenses associated with Gulf Coast's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) Gulf Coast's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to Laurus' approval, which approval shall be provided in the exercise of Laurus' reasonable discretion based on such supporting documentation from Gulf Coast as Laurus shall request (the "Net Revenue"). Provided, however, that each Amortization Amount shall be equal to one hundred (100%) of Net Revenue, upon the occurrence and during the continuance of an Event of Default under the Gulf Coast Note as described below.

     In the event the Amortization Amount payable to Laurus in connection with the June 2006 Gulf Coast Note, during any month is less than $25,000, then Gulf Coast is required to make a cash payment to Laurus in an amount equal to the difference between $25,000 and the then applicable Amortization Amount.

     Following the occurrence of and during the continuance of an Event of Default under the June 2006 Gulf Coast Note (as defined therein), Gulf Coast is required to pay additional interest on the Gulf Coast Note to Laurus in an amount equal to two percent (2%) per month, and all outstanding obligations under the June 2006 Gulf Coast Note, the June 2006 Purchase Agreement and each other Related Agreement (as defined in the June 2006 Purchase Agreement), including unpaid interest, shall continue to accrue interest at such additional interest rate from the date of such Event of Default until the date such Event of Default is cured or waived. Additionally, following the occurrence of and during the continuance of an Event of Default, Laurus may, at its option, demand immediate repayment in full of all obligations and liabilities owing by Gulf
Coast to Laurus under the Gulf Coast Note, the June 2006 Purchase Agreement and/or any other Related Agreement, to require Gulf Coast to make a default payment equal to 130% of the outstanding principal amount of the June 2006 Gulf Coast Note, plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable hereunder.

     Gulf Coast used $4,450,000 of the funds received through the sale of the Gulf Coast Note to purchase the remaining 1/8th of certain undivided interests in producing properties as well as undeveloped oil and gas mineral leases totaling 9,167 acres and other related assets and contracts in McMullen County, Texas, of which Gulf Coast purchased 7/8th of on April 28, 2006; $175,000, representing 3.5% of the June 2006 Gulf Coast Note, to Laurus Capital Management, LLC ("LCM"), as a management fee, as well as an additional $30,000 in due diligence and documentation fees to LCM; $33,125 to Laurus' attorneys for legal and escrow agent fees; with the remaining $311,874 to be used by Gulf
Coast  for  future  drilling  expenses.

     We also entered into a Reaffirmation and Ratification Agreement (the "New Century Reaffirmation Agreement"), whereby we and Century agreed to reaffirm our outstanding obligations and liabilities owed to Laurus in connection with the 2005 Purchase Agreements and agreements entered into in connection with the June 2005 Securities Purchase Agreement and related agreements with Laurus, the September 2005 Securities Purchase Agreement and related agreements with Laurus, and our previous guaranty of the April 2006 Secured Term Note sold to Laurus by Gulf Coast, and the related guaranty, mortgages and stock pledge agreement entered into in connection with such sale, as well as the obligations of Gulf Coast in connection with the June 2006 Securities Purchase Agreement.

     Pursuant to the Reaffirmation and Ratification Agreement, Gulf Coast agreed to make a mandatory prepayment of the outstanding balance on the June 2006 Gulf Coast Note in an amount equal to $224,440.14 on July 5, 2006, which represented 80% of the accrued revenue Gulf Coast received in connection with the June 2006 Asset Purchase Agreement from December 1, 2005, the effective date of the June 2006 Asset Purchase Agreement, until the date the payment was made.

JUNE  2006  GULF  COAST  ACQUISITION

     On June 30, 2006, Gulf Coast entered into an Asset Purchase Agreement (the "June 2006 Asset Purchase Agreement") and closed the purchase of all of the working interest owned by J&P Family Properties, Ltd. and Lara Energy, Inc. (the "June 2006 Sellers") in producing properties as well as undeveloped oil and gas mineral leases totaling 9,167 acres and other related assets and contracts in McMullen County, Texas (the "June 2006 Assets"), of which Gulf Coast purchased 7/8th of on April 28, 2006. The purchase price of the June 2006 Assets was $4,450,000, which amount was paid to the June 2006 Sellers from funds received from Gulf Coast's sale of the June 2006 Gulf Coast Note to Laurus as described above. The effective date of the June 2006 Asset Purchase Agreement, for the purposes of the receipt of proceeds from the sale of hydrocarbon reserves was December 1, 2005. As a result of the June 2006 Asset Purchase Agreement, Gulf Coast holds a 100% working interest in the producing properties and undeveloped oil and gas mineral leases totaling 9,167 acres in McMullen County, Texas, other than one well on such property, in which Gulf Coast holds only a 75% interest.

ACQUISITION  ON  NEW  OIL  AND  GAS  LEASES  AND  PRODUCING  PROPERTY

     The Company will also be seeking new acquisitions of proven producing oil and gas reserves in 2006 and beyond, and may acquire additional oil and gas leases for future drilling and development. During April of 2006 the Company was successful high bidder on 1,610 acres State of Texas oil and gas leases in the offshore area of Matagorda County, Texas. Four new leases totaling 1,610 acres have been acquired by the Company, and this acreage is contiguous with our onshore Sargent South Field acreage. The new leases are subject to our Joint Operating Agreement with Aquatic Cellulose International Corp., accordingly, Aquatics has elected to participate as a 20% working interest owner in these new leases. The new leases have a term of five years and expire on April 4, 2011.

OIL  AND  GAS  PROPERTIES
-------------------------

1.)  OPERATED  PROPERTIES:

     The Company operates oil and gas properties in Texas under the name of Century Resources, Inc., a wholly owned subsidiary of the Company. Century Resources, Inc. is a bonded operator with the Railroad Commission of Texas and our Operator number is 141835. Of the properties we operate, our working interest ownership ranges from 80% in the Sargent South Field, to 100% in the San Miguel Creek, Mustang Creek and Tenna Fields.

SARGENT  SOUTH  FIELD-  MATAGORDA  COUNTY,  TEXAS

     The Company acquired 100% of the working interest in the Sargent South Field from Calpine Natural Gas (NYSE) and its partner, ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres. Effective March 1, 2004, the Company sold to Aquatic Cellulose International Corp., a 20% working interest and a 16% net revenue interest in the South Sargent Field.

     At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345 foot sand. One of the original producing wells acquired from Calpine, the Hamill #19 ceased flowing gas in May of 2004 after producing 615 MMCF of gas from the original completion at 3,917 foot. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. A workover was attempted in 2006 on the Hamill #19 at the 6,700 sand level, however this sand proved to be non-productive. The well and seismic data is currently being evaluated and depending on results of this interpretation project, we may attempt a possible deepening outside of the casing in this well at a future date.

     At present, there are five (5) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with daily production in excess of approximately 1,500 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

     A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, along with some recently purchased 2-D seismic lines. The final reprocessing work has been completed in the second quarter of 2006. Interpretation of the data is underway and a result of this interpretation project, new drilling locations have been identified on this lease for drilling in 2006 and 2007. The seismic and geological interpretation project will be an ongoing process over 2006 and 2007. When new wells are drilled on this lease, the data from the new drills will be integrated into and used to update our ongoing interpretation project.

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

     During July 2005, a second work over operation commenced on the Hamill #10 well after the well ceased producing gas earlier in the month. Remedial Operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 3,515 feet but encountered collapsed casing at this depth. The bottom section of the well bore was plugged off and tests were run in the well to evaluate potential productive sands in this well above 3,515 feet. In October 2005, the Hamill #10 was recompleted in a stray sand at 3,270 feet at the rate of approximately 340 MCF of gas per day on an 8/6 inch choke with flowing tubing pressure of 1,350 psi. Additional probable and proven reserves behind pipe gas sands have been identified in the Hamill #10 well for future recompletion attempts, when the current completion at 3,270 feet depletes. This well was producing at the rate of approximately 650 MCF per day on a 7/64 inch choke with a flowing tubing pressure of 1,300 psi until August 2006 when the well was shut-in. In order to control sand production from this completion, the #10 well will be gravel packed in the third quarter of 2006.

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

     During November of 2005, work over operations commenced on the Hamill #11 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,000 feet. In February of 2006, the Hamill #11 was recompleted in the 2,760 foot sand at the rate of 275 MCF per day. The well is currently producing at the rate of 125 MCF per day on a 8/64 inch choke with a flowing tubing pressure of 700 psi.

SAN MIGUEL CREEK FIELD- MCMULLEN COUNTY, TEXAS

     The San Miguel Creek Field is located in north central McMullen County, Texas, near its border with Atascosa County, approximately 75 miles due south of San Antonio, Texas. The Company currently owns and operates the 200-acre Herrera Lease and the 40-acre Wheeler #2 lease in this field (240 acres total). The Company now controls 100% of the working interest on these leases and wells. A new 3D seismic survey was recently completed in this field, and this data set will help identify further drilling locations in the Wilcox formation at 6,000 feet and possibly deeper targets down to 14,000 feet on our acreage. We acquired approximately a 30 square mile portion of this new 3-D seismic survey, and interpretation of the data is underway. We believe the 3D seismic will be help us delineate additional drilling prospects on our acreage. To date two new drilling locations have been identified and we plan to drill these undrilled locations in the fourth quarter of 2006.

MUSTANG CREEK FIELD AREA WELLS- McMULLEN AND ATASCOSA COUNTIES, TEXAS.

     On April 28, 2006, the Company's newly formed wholly owned subsidiary, Gulf Coat Oil Corporation ("Gulf Coast"), acquired the majority working interest and operations over developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. On June 30, 2006 Gulf Coast acquired the remainder of the working interest ownership from another group of owners, in this same group of leases and producing wells. As of the June 30, 2006, closing, Gulf Coast now owns a combined 100% working interest in 10 oil wells and one gas well and a 75% working interest in one additional oil well. The effective date for ownership for both acquisitions was December 1, 2005. The following table summarizes Gulf Coast's ownership in the producing wells as of June 30, 2006:

Schedule of Acquired Wells and Mineral Interests in Mustang Creek Area Wells

                                 WORKING      NET REVENUE
WELL NAME                        INTEREST      INTEREST
-------------------------        --------    ------------
HODDE #1                         100 %       0.7700     %
DOUBLE K #2                      100 %       0.7700     %
DOUBLE K #3                      100 %       0.7700     %
KASSNER #1                       100 %       0.7700     %
KASSNER #2                       100 %       0.7700     %
TYLER RANCH UNIT WELL #1         100 %       0.77375    %
PEACOCK #1                       100 %       0.7700     %
POWERS-SWAIM UNIT WELL #1        100 %       0.7700     %
SWAIM 58-1                       100 %       0.7700     %
WHEELER #1                        75 %       0.4375     %
RABKE/MASPERO UNIT #1            100 %       0.77375    %
CAJUN CAPER UNIT #1              100 %       0.75517154 %


     Mustang Creek Field area is located approximately 50 miles south of San Antonio, Texas. Geologically, the Mustang Creek field area is located on the San Marcos Platform back reef of the Cretaceous Stuart City and Sligo reef trends. The field produces oil and gas from sands trapped against Wilcox faults from depths between 3,000 feet and 6,200 feet, with wells commonly have multiple Wilcox pay sands. In 2004 a new 65 square mile 3-D shoot was completed which helped recognize and delineate numerous shallow Wilcox anomalies. Gulf Coast acquired 9,167 acres of developed and undeveloped leases from Manti Operating Company and its partners, along with the recently drilled producing wells noted in the table above. In addition to the producing wells, currently we have identified approximately ten (10) un-drilled anomalies that Gulf Coast plans to commence drilling operations on, in the fourth quarter of 2006 continuing into the first quarter of 2007. In July of 2006, Gulf Coast acquired a license to approximately 30 square mile of the new 3-D data and has commenced an interpretation project to further delinate additional Wilcox drilling opportunities and possibly drilling targets at deeper depths.

     As of June 30, 2006 current daily 8/8ths production from the producing wells listed above is approximately 770 barrels of oil equivalent per day (BOEPD) from ten producing oil wells and one producing gas well.


TENNA (HILLJE SAND) FIELD- WHARTON COUNTY, TEXAS

     The Company acquired 100% of the working interest in three (3) wells in the Tenna Field in July 2003. The field is located on county road 1300 in Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet. A newer 3-D seismic survey has been shot over the field and the surrounding area and we are in discussions to acquire a portion of the survey to reprocess and interpret over our acreage, of which there can be no assurance. There are mapped attic oil locations on our leases and we anticipate drilling new well location(s) in the first quarter of 2007, of which there can be no assurance.

NON-OPERATED PROPERTIES: WISHBONE FIELD - LINDHOLM HANSON GAS UNIT- MCMULLEN COUNTY, TEXAS

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

     The field was discovered in 2004 after the successful drilling of the Lindholm-Hanson Gas Unit #1 Well, operated by U.S. LTD of San Antonio Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Lindholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 proppant. Initial producing rates after stimulation in a number of wells has exceeded 15,000 Mcfgpd per well. As of June 30, 2006, there were ten (10) producing wells in the 640 acre unitized Lindholm-Hanson Gas Unit. Cumulative production in the field has totaled approximately 20 billion cubic feet of gas (Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

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






The table below summarizes the current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 wells, at June 30, 2006:

                                               Daily  8/8THS      Net Revenue
Well  Number                    Status       Production (Mcf)     Interest(Mcf)
------------------            ---------     ----------------     --------------
LH-Gas  Unit  #1              Producing             550                 67
LH-Gas  Unit  #2              Producing           1,981                241
LH-Gas  Unit  #3              Producing           1,413                172
LH-Gas  Unit  #4-C            Producing           1,737                212
LH-Gas  Unit  #4-T            Producing             933                114
LH-Gas  Unit  #5              Producing           2,600                318
LH-Gas  Unit  #7               Shut-in                0                  0
LH-Gas  Unit  #8              Producing             829                101
LH-Gas  Unit  #9              Producing           2,264                277
LH-Gas  Unit  #10             Producing           1,750                214
LH-Gas  Unit  #11             Producing           1,902                232
Lindholm  Fee  #1             Producing             135                 11
                                                -------              -----
Daily  totals  in  MCF  of  Gas                  16,094              1,959

PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS

     In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas from JMI Energy Inc., of Houston, Texas ("JMI"). As of June 30, 2006, there are four (4) active wells on this lease and twenty (20) inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from the Company.


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

     If Strong is not entitled to the assignment, Strong's rights will terminate with respect to any and all producing wells associated with the Prado Assets, effective September 21, 2006, and Strong shall execute a release of rights indicating that it does not own or claim any interest in the Prado Assets. Additionally, all right, title and interest in any and all equipment installed on the Prado Assets shall become our property and our partner Aquatic's. Recent discussions with Strong indicate that they will not commence the required work program by September 21, 2006, and Strong acknowledges that they will not earn any rights to the property.

OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS


COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005:

                                      2006                2005
                                     ------              ------

AVERAGE  SALE  PRICE  OF  OIL
       (Per  bbl.)                   $67.11              $49.78

AVERAGE  SALE  PRICE  OF  GAS
       (PER  MCF)                    $ 5.90              $ 5.84

COMPARISON OF 8/8THS GROSS OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED JUNE 30,2006 AND JUNE 30, 2005:

                                      2006                2005
                                     ------              ------

                                    BARRELS             BARRELS

SAN  MIGUEL  CREEK  FIELD             2,758               4,604

TENNA  FIELD                          2,735               3,309

MUSTANG CREEK FIELD                  71,852                   0
                                  ---------            --------
           TOTALS                    77,345               7,913
                                  =========            ========

COMPARISON OF 8/8THS GROSS GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005:

                                      2006                2005
                                     ------              ------
SARGENT  SOUTH  FIELD  (MCF)        122,204              28,610

TYLER RANCH GAS UNIT #1 (MCF)        62,119                   0

                         TOTAL      184,323              28,610


COMPARISON OF 8/8THS GROSS GAS PRODUCTION FROM COMPANY NON-OPERATED PROPERTIES FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005:

                                      2006                2005
                                     ------              ------
WISHBONE  FIELD-
LINDHOLM  HANSON                   1,470,032           2,558,884
GAS  UNIT  (MCF)

     The above table relates to the Company's interest in the Wishbone Field in McMullen County, Texas as of June 30, 2006, which totals a 15.2% working interest and a 12.214% net revenue interest as of the date of this filing.

OIL  AND  GAS  ACREAGE

     In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's and subsidiary's acreage position at June 30, 2006:

                                DEVELOPED                    UNDEVELOPED
                        --------------------------     ------------------------
                          GROSS            NET            GROSS            NET
                        --------        --------       ----------       --------

Jackson  County,  TX           0               0             265             265

Jim  Hogg  County,  TX     1,280             640               0               0

Matagorda  County,  TX     3,645           2,916               0               0
(onshore)

Matagorda County, TX           0               0           1,610           1,288
(offshore)

McMullen  County,  TX        240             240               0               0
(San Miguel Creek Field)

McMullen County, TX          720             109               0               0
(Wishbone Field)

McMullen County, TX        4,156           4,136           5,011           5,011
(Mustang Creek Field)

Wharton  County,  TX         100             100               0               0
                        ========        ========       =========        ========
Total                     10,141           8,141           6,886           6,564

     The Company's net undeveloped acreage, represented by two leases subject to expiration in 2006 is approximately 265 acres. The expiration of the balance of undeveloped acreage is 5,011 acres in 2008; and 1,288 in 2011.

PRODUCTIVE  WELLS

     The following table sets forth our gross and net productive oil and natural gas wells at June 30, 2006:

                         PRODUCING      OIL  WELLS   PRODUCING    GAS  WELLS
                           GROSS          NET          GROSS         NET
                       -------------  ------------  -----------  -----------

Jim  Hogg  County,  TX       2             1            0             0

Matagorda  County,  TX       0             0            5             4

McMullen  County,  TX       17           16.75         12            2.647

Waller  County,  TX          0             0            0             0

Wharton  County,  TX         2             2            0             0
                       =============  ============  ===========  ===========
     TOTAL                  21           19.75         17           6.647

DRILLING  ACTIVITY:

     The following table sets forth the results of our drilling activities over the second quarter ending June 30, 2006:

                                        OIL     WELLS             GAS     WELLS
                                       GROSS     NET             GROSS     NET
                                      -------  -------          -------   ----

Exploratory  Wells-Productive(1)(2)         0        0                0      0

Exploratory  Wells-Non-productive(1)(3)     0        0                0      0

Development  Wells                          0        0                0      0
                                      -------  -------          -------  -----

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

     Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the quarter ended June 30, 2006, we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek Field wells; and Flint Hill Resources, Inc acquires the crude oil produced from our San Miguel Creek and Tenna Field oil wells. Three separate purchasers individually accounted for 100% of sales of natural gas products, Harvest Pipeline Company in the Company operated Sargent South gas field, and Magnus Energy Marketing, Ltd. on the Company operated Tyler Ranch Gas Unit well. Additionally, our non-operated properties had yet another purchaser that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the quarter ended June 30, 2006.

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

OIL MARKETING

     The quality of our crude oil varies by area as well as the corresponding price received. In our operated properties in the Mustang Creek and San Miguel Creek Fields in McMullen County, Texas, and the Tenna Field, in Wharton County, Texas; our oil production is primarily light sweet crude, which typically sells at or near NYMEX West Texas Intermediate ("WTI") prices adjusted for transportation costs by the purchaser.

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

RESULTS  OF  OPERATIONS

Three  Months  and  Six  Months  Ended  June  30,  2006  Compared
-----------------------------------------------------------------
To  The  Three  Months  Ended  and  Six  Months  Ended  June  30,  2005
-----------------------------------------------------------------------

Revenues  -
-----------

Revenues from oil sales were as follows for the three and six months ended June 30:

                                    2006         2005        Change    %  Change
                                   ----------  ----------  ---------- ----------

Three  months  ended               $2,445,248  $ 293,015   $2,152,233     735%
Six  months  ended                 $2,745,511  $ 537,632   $2,207,879     411%


     The primary reason for the increase was the Mustang Creek acquisition on April 28, 2006 (see Note 2) which increased our oil well capacity by 10 wells. Revenue of $2,137,924 was generated from the Mustang Creak field through June 30, 2006. Also contributing to the significant increase in 2006 oil revenue was the price of oil compared to 2005. For the six months ended June 30, 2006, oil prices ranged from $56.35 per barrel to $67.25 per barrel, prices in the same period of the prior year ranged from $41.25 to $50.05 per barrel.

A  comparison  of  gas sales for the three and six months ended June 30 follows:


                                      2006        2005       Change    %  Change
                                   ----------  ----------  ---------- ----------

Three  months  ended               $1,683,488  $  181,658  $1,501,830     827%
Six  months  ended                 $4,729,908  $  176,435  $4,553,473    2581%

     The reason gas sales rose during the periods presented is due to the Company's investment in the Lindholm-Hanson (L-H Gas Units) gas unit wells. Beginning in June 2005, we made 3 separate acquisitions in the Wishbone Filed project to increase our net revenue interest in the project from 5.464% to 10.90% in September 2005 to 12.214% in January 2006. (See Note 6) The purchase of the L-H Gas Units contributed to $1,063,824 in gas sales for the quarter ended June 30, 2006 and $3,329,805 for the six months ended June 30, 2006. We also had increased production at our Hamill gas units during the periods ended June 2006 compared to June 2005. Hamill sales rose $1,048,458 in the six months ended June 20O6 compared to June 2005 and $268,089 for the quarter ended June 2006 compared to June 2005.


Expenses-
---------

Our  expenses  increased  (decreased)  for the periods ended June 30 as follows:

                                                   Three  months    Six  months
                                                      ended            ended
                                                   2006  vs  2005   2005 vs 2006
                                                   -------------    ------------
Exploration                                        $     289,614    $   446,187
Lease  operating                                         210,187        316,181
Production  taxes                                        178,493        346,594
General  &  administrative                               289,898       (996,031)
Depreciation,  depletion
    and  amortization                                  2,158,033      3,733,186
                                                   -------------   ------------
  Total  expenses                                  $   3,126,225   $  3,846,117
                                                   -------------   ------------

     The increase in exploration cost of $289,614, for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005, is largely attributed to the cost of seismic data purchased to prospect the Mustang Creek field. The more significant increase in exploration cost for the six months ended June 30 2006 also includes the write-off of the McAdams Unit #1 dry well which is part of our working interest in Wishbone field.

     Lease operating costs rose $210,187 in the second quarter of 2006 compared to the same quarter of 2005. Lease operating expenses incurred by our most recent acquisitions - L-H Gas Units ($76,819) and Mustang Creek ($92,159)- contributed to the change. The Hamill gas units also billed higher amounts of lease operating costs of $40,739 than in this same quarter of last year. The jump in lease operating expenses during the first six months of 2006 compared to the first six months of 2005 are attributed to routine operating cost at Mustang Creek, L-H Gas Units, Hamill and the Herrera Unit #6.

     The rise in production taxes in the periods presented is a reflection of the increased sales during the quarter ended June 2006 and the six months ended June 2006 compared to the same periods in 2005. The production tax rates have not changed during any of the periods presented.

     General and administrative expenses increased for the quarter ended June 2006 by $289,898 when compared to the same quarter of 2005. Higher legal fees, accounting fees and other public company expenses all contributed equally to the rise in this cost category. General and administrative costs for the six months ended June 2006, decreased $996,031 compared to the six months ended June, 2005. The main reason for this decrease was $1.4 million in stock based compensation for consulting services incurred during the first six months of 2005 and only $50,000 of these services in the same period of 2006.

     Depreciation, depletion and amortization increased by $2,158,034 for the quarter ended June, 2006, compared to the quarter ended June 30, 2005 and $3,733,186 for the six months ended June 30, 2006 compare to the six months ended June 30, 2005 due to increases in our depletable asset base in oil and gas properties as a result of our three acquisitions of interests in the L-H Gas Unit during 2005 and the first quarter of 2006 and our Mustang Creek acquisition.

Other  Income  (Expense)-

Other  income  (expense)  changed  as  follows  as  of  June  30:

                                                   Three  months    Six  months
                                                       ended           ended
                                                   2006  vs  2005   2005 vs 2006
                                                   --------------   ------------

  Vertica  liability  write-off,  net              $      (37,548)  $  (123,804)
  Interest  expense                                    (1,863,739)   (3,205,454)
  Change  in  derivative  liabilities                   1,558,094      (245,088)
  Other  income                                            20,575        20,513
  Other  expenses                                          77,753        86,675
                                                  ---------------   -----------
                                                  $      (244,865)  $(3,467,158)
                                                  ===============   ===========

     The derivative liabilities changes are the result of the Convertible Note financing for the first acquisition of the L-H Gas Unit in June 2005, which is comprised of freestanding derivatives of warrants and options issued to the lender, and embedded derivatives relating to a conversion feature, a contract rate adjustment, premium for cash payment and an optional redemption provision which were bundled together into a single compound embedded derivative. With the Company's Third Amendment with Laurus, in December 2005, Laurus was granted additional stock options. These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our income statement. For the quarter ended and the six months ended June 30, the net change in fair value and in other income, by derivative was as follows:

                                                      Quarter       Six months
                                                       ended          ended
                                                      June  30       June  30
                                                    -----------     ----------

Single  CED  within  Convertible  Note              $   140,887     $   66,079
Laurus  Stock  Option  -  initial agreement             523,738       (131,003)
Laurus  Warrant                                         488,623        (78,899)
Laurus  Stock  Option  -  December amendment            404,846       (101,265)
                                                    -----------    -----------
Net  decrease  (increase)  in  fair  value
 of  derivative  liabilities                       $  1,558,094    $  (245,088)
                                                   ============    ===========

     The Black-Scholes Method is applied in determining fair value of the Laurus Stock Option, Laurus Warrant and the Laurus December Option. As a result changes in the market price of our Company's stock effects the fair value of the derivatives. The fair value increase for the six months ended June 30, 2006 and decrease for the three month period ended June 30, 2006 is a reflection of the volatility of the average market price of our stock during those periods. A layered discounted probability-weighted expected cash flow method is used for determining the fair value of the single compound embedded derivative. The effect of the smaller initial assigned fair market value to the single compound embedded derivative, together with our stock price representing only one component of the methodology, resulted in the effect on other income not being as great as the freestanding derivatives. So long as the Convertible Note remains outstanding with Laurus, the quarterly mark-to-market adjustments to these derivative liabilities could produce wide fluctuations in our consolidated financial position and results of operations.

     Interest and amortization of discount on debt expense of $1,888,378 for the quarter ended June 30, 2006, and $3,263,281 for the six months ended June 30, 2006 related to our outstanding Notes to Laurus Master Ltd. and includes the following:

                                                      Quarter       Six  months
                                                      ended            ended
                                                     June  30        June  30
                                                  ------------      -----------

Interest  on  notional  balances  -
   New  Century  Energy Corp.                     $    864,153      $ 1,692,591
   Gulf  Coast  Oil Corp.                              661,959          661,959
Accretion  of  note payable discount                   359,726          816,845
Amortization  of  loan costs and discount                2,540           91,886
                                                   -----------      -----------
  Total  interest expense                         $  1,888,378      $ 3,263,281
                                                  ============      ===========


     The interest on notional balances during 2006 represents the stated interest on the Convertible Note and the Secured Term Note for New Century Energy Corp. and the Secured Terms Notes of Gulf Coast Oil Corporation.

     The accretion of note discounts refers to the accretion of the unamortized discounts originally established at the time of the Third Amendment for the derivative liabilities, which is amortized over its remaining life of two and a half year life of the Secured Convertible note. The accretion also includes discounts related to the $40,000,000 Gulf Coast Secured Term Note which is being amortized over the remaining life of the note - 36 months - using the effective interest method.

     Amortization of deferred loan and financing costs comprises finder's fees paid to non-lenders and financing costs paid to the lender at the inception of the Gulf Coast Note for the quarter ended June 30, 2006. Similar costs related to the Secured Term Note was amortized over the note's original six month term and is reflected in the six months end June 30 2006 amount.

     In connection with the reverse merger with Vertica Software, Inc. ("Vertica"), in September 2004, we assumed pre-merger liabilities of Vertica in the amount of $717,540, which liabilities were recorded in our consolidated results of operations for the year ended December 31, 2004. Since that time, we have actively pursued resolution of these assumed liabilities through settlement and the passage of the statutory aging limits. The "Write down of Vertica liabilities" represents release of pre-merger liabilities to other income that are no longer owed by the Company. The write off of Vertica liabilities was offset in the periods presented by expenses related to the merger. For the three months and six months ended June 30, 2006 the amounts of such charges is zero. However, for the three months and six months ended June 30, 2005, there was the same charge of $172,686.

Income  taxes-
--------------

     No federal income taxes have been paid since inception of the Company, due to our net operating loss carryforwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carryforwards, we have recorded a full valuation allowance against gross deferred tax assets at June 30, 2006. No provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.

     The Company had net income of $426,405 for the quarter ended June 30, 2006, an increase of $184,792 over the net income of $241,613 for the quarter ended June 30, 2005. Income from oil and gas sales increased approximately $3.5 million, while total expenses increased $3.1 million in the second quarter 2006 as compared to the corresponding 2005 quarter. Approximately $1.6 million of income as a result of decreases in the fair market value of derivatives was offset approximately $1.9 million higher interest expense related to our secured convertible and secured term financings.

     The Company reported a net loss of $1,866,193 for the six months ended June 30,2006, about $650,000 greater than the loss of $1,216,089 reported in the six months ended June 30, 2005. Income from oil and gas sales leaped to approximately $7,475,000 from $812,000, while total expenses were $5,885,000 for the six months ended June 2006 as compared to $2,039,000 in the corresponding 2005 period. Interest expense of over $3,200,000 from our outstanding notes with Laurus also contributed to the 2006 loss.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents -
---------------------------

     We believe our cash and cash equivalents balance of $8,969,548 as of June 30, 2006, supplemented by positive cash flows from operations, with favorable demand and pricing of our oil products is sufficient to meet our working capital requirements throughout this fiscal year. Furthermore, we believe that the six-month deferral of principal payment under the Convertible Note, together with the deferral of the Secured Term Note until January 2, 2007, will have a favorable effect on our projected 2006 cash flows. We also plan to pursue attractive financing opportunities to enable us to pursue our oil and gas exploration and production program, including external growth through acquisition, similar to the acquisition of interests by Gulf Coast in the second quarter of 2006, as described above.

Working  capital  -
-------------------

     At June 30, 2006, we had a working capital deficit of $9,672,244, principally arising from current liabilities comprising the current portion of notes payable of $17,118,107 and derivative liabilities totaling $3,603,835. Our current assets of $12,952,484 at June 30, 2006, are substantially liquid as they are principally comprised of cash and cash equivalents of $8,969,548 and accounts receivables of $3,651,260. We believe these current assets will be sufficient, together with our anticipated positive cash flow from operations, to enable us to meet our financial obligations throughout 2006.

Long Term Liabilities -
-----------------------

     Total long-term liabilities as of June 30, 2006 were $44,481,360, and included the long-term portion of notes payable in connection with amounts loaned to us by Laurus; and an asset retirement obligation of $330,304.

Change in fair value of derivatives
-----------------------------------

     Our derivative liabilities are subject to wide fluctuations from quarter to quarter based on the volatility of the Company's common stock price and other factors which could have a material effect on our financial position and results of operations each quarterly reporting period.

Off-balance sheet financing -
-----------------------------

     We  have  not  entered  into  any off-balance sheet financing arrangements.

Change in prices -
------------------

     Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond our ability to control or predict.

Inflation -
-----------

     Although certain of our costs and expenses are affected by the level of inflation, inflation has not had a significant effect on our results of operations since inception.


Cash flows-
-----------

                                                           June 30,
Sources and Uses of Cash                               2006         2005
                                                   -----------   ----------
Net cash provided by /(used in)
  Operating activities                             $ 2,484,555   $    9,981
  Investing activities                             (35,940.407) (10,956,535)
  Financing activities                              39,113,735   13,698,258
                                                   -----------   ----------
Increase/(decrease) in cash and cash equivalents   $ 5,657,883   $2,751,704
                                                   ===========   ==========

As of June 30,                                         2006         2005
                                                   -----------   ----------
Cash and cash equivalents                          $ 8,969,548   $3,204,485
                                                   ===========   ==========


Operating activities -
----------------------

June  30,  2006

     Cash flows from operating activities of $2,484,555 for the six months ended June 30, 2006, were adversely impacted by a net loss in consolidated results of operations for the period of $1,866,193 and an increase in accounts receivable of $1,264,255. Offsetting these effects was the positive impact of non-cash charges for depletion, depreciation and impairment of $3,844,172, a net increase in fair value of derivative liabilities of $245,088; accretion of discounts of $816,845 and amortization of loan costs on debt of $91,886. Positive cash flows from operations were further benefited by changes in working capital components, which netted $592,310 which was partially offset by other non-cash credits totaling $24,702.

     We believe that our cash flows from operations will be subject to wide fluctuations as long as our Secured Term Convertible Note is outstanding or its related derivatives are unexpired or unexercised, as a result of mark-to-market accounting.

June  30,  2005

     Cash flows from operating activities of $9,981 for the six months ended June 30, 2005 were the net result of the reported loss for the period of $1,216,089, the write off of liabilities related to the Vertica reverse merger of $308,021, negative impact of changes in working capital components of $93,802 more than offset by the non-cash impact of issuing stock for services of $1,602,500; and depreciation, depletion and amortization of $110,986.

Investing  Activities  -
------------------------

June  30,  2006

     Cash flows used in investing activities of $35,940,407 for the six months ended June 30, 2006 were primarily attributed to the acquisition of the Mustang Creek Assets completed in the second quarter of this year which totaled $32,771,692; the third acquisition of the L-H Gas Unit, completed in January 2006, which totaled $1,530,874; and capital expenditures for other oil and gas properties of $1,740,418 throughout the first half of 2006 in accordance with our exploration and production program.


June  30,  2005

     Cash flows used in investing activities of $10,956,535 for the six months ended June 30, 2005, was primarily due to the first acquisition of the L-H Gas Unit, completed in June 2006, which totaled $10,753,255 and capital expenditures throughout the first half of the year of $296,242 offset by proceeds from the sale of oil and gas property of $98,181.

Financing  activities  -
------------------------

June  30,  2006

     Cash flows from financing activities of $39,113,735, in the first six months of 2006 includes: proceeds from the Gulf Coast Note of $38,550,295 and cash from the June 2006 Gulf Coast Note of $4,795,000. Uses of cash for financing activities during the first half of 2006 includes payment of $3,052,843 on the Secured and Amended Term Note, $845,855 on the Gulf Coast note, $224,440 on the June 2006 Gulf Coast Note and $108,421 in loan closing costs.

June  30,  2005

     Cash flows from financing activities of $13,698,258 for six months ended June 30, 2005 consisted of $15,000,000 in proceeds from the Secured Convertible Note and $655,273 from the sale of common stock partially offset by loan closing costs of $1,204,596; and principal payments to reduce debt of $776,158.


                                  RISK FACTORS
                            -------------------------

     Our business is subject to many risk factors, including the following (references to "our," "us," "we," and words of similar meaning in these Risk Factors refer to the Company, the Company's wholly owned subsidiary Century Resources, Inc. ("Century"), and the Company's wholly owned subsidiary Gulf Coast Oil Corporation ("Gulf Coast"), unless the context suggests otherwise).

                        RISKS RELATING TO OUR OPERATIONS

     WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN AND DRILL, RECOMPLETE AND STUDY ADDITIONAL WELLS, WHICH FINANCING, IF WE ARE UNABLE TO
RAISE  MAY  FORCE  US  TO  SCALE  BACK  OR  ABANDON  OUR  BUSINESS  PLAN.

     We raised $15,000,000 from the sale of a Secured Convertible Term Note to Laurus Master Fund, Ltd. ("Laurus"); $3,675 from Laurus' exercise of a portion of the Option; and $9,500,000 from the sale of a separate Secured Term Note to Laurus in 2005. Additionally, our wholly owned subsidiary, Gulf Coast Oil Corporation ("Gulf Coast") borrowed an aggregate of $45,000,000 from Laurus during the second quarter of 2006. However, approximately $61,401,097 of the aggregate of $69,503,675 which was borrowed from Laurus, was immediately used to purchase interests in the Wishbone field and interests in McMullen, County, Texas; pay closing costs and fees in connection with the various funding transactions; and to repay amounts previously owed. As a result, as of June 30, 2006, we had $8,969,548 of cash on hand.

     We believe our cash on hand as of June 30, 2006; the additional money borrowed by Gulf Coast during the second quarter of 2006; and the revenues which we expect to generate from the sale of oil and gas this year will allow us to pay our outstanding liabilities and continue our business operations for at least the next twelve months. However, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we provide any assurances that if found, that the oil and/or gas will be in commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, and the amount of money we receive from the sale of oil and gas, we may need to raise additional capital substantially faster than twelve months, which we currently estimate such previously borrowed monies and monies we receive through the production of oil and gas will last. As such, we may need to raise additional capital much sooner than the twelve month estimate which our management currently feels is reasonable. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

     In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note, later amended and replaced by the Restated Note, described below (the "Note"), which bears interest at the rate of 10.25% per year (as of August 9 5, 2006), which is subject to adjustment as described below under "Description of Business," and which is due and payable on June 30, 2008, and which $250,000 of principal is payable on the first day of each month beginning on July 1, 2006 and ending on June 30, 2008, at which time the remaining principal amount of approximately $9,000,000 is due and payable. Additionally, on September 19, 2005, we sold
Laurus a separate Secured Term Note (the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, based on a 360 day year and is payable monthly in arrears through 80% of the production payments on our 7.5% working interest on the Lindholm-Hanson Gas Unit property purchased in September 2005. The Term Note is currently due on January 2, 2007.

     Additionally,  our wholly owned subsidiary, Gulf Coast, sold a Secured Term
Note in the amount of $40,000,000, which note bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of August 9, 2006) per year and which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009, as well as a forty (40) month Secured Term Note in the amount of $5,000,000, which bears interest at the rate of 17.5% per year and which unpaid principal and interest, if any, shall be due and payable on October 30, 2009, which are payable through 80% of the production payments of the Manti Property and the assets purchased by Gulf Coast in June 2006, as described below. While, we do have sufficient cash on hand to pay the September 1, 2006 payment of $250,000 of principal on the Note, there can be no assurance that we will continue to have sufficient funds to pay any principal or interest on the Note when due, or the Term Note or Gulf Coast Notes if such production payments are not sufficient to pay Laurus monthly amounts due. Also, we cannot make any assurances that we will have funds available to repay the full $15,000,000 remaining on the Note, the approximately $6,447,157 remaining on the Term Note (not including any accrued or unpaid interest, as of the filing of this Report) and/or that Gulf Coast will have sufficient funds to repay the approximately $45,000,000 owed to Laurus, if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described below. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal, which we may not have sufficient funds to pay, and conversions) when due, the interest on or the principal amount of the Term Note when due and/or if Gulf Coast does not have sufficient funds to repay the Gulf Coast Notes, if not sufficiently repaid through the production payments described below, we will be in default and Laurus may take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities"). As a result, we will need to raise or otherwise generate approximately $15,000,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our common stock) by June 30, 2008 and $9,500,000 to repay the Term Note and $45,000,000 to repay the Gulf Coast Notes (not including any interest which is accruing), if such notes are not repaid by production payments on certain of our properties, as described below, by January 2, 2007 and October 28, 2009 and October 30, 2009, respectively. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE RELY HEAVILY ON EDWARD R. DESTEFANO, OUR SOLE OFFICER AND DIRECTOR, AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

     Our success depends upon the personal efforts and abilities of Edward R. DeStefano, our sole Director and our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. DeStefano and our ability to attract qualified contractors on an as-needed basis. We face continued competition for such contractors. We do have an employment contract, as amended, with Mr. DeStefano which is effective for three years ending on August 30, 2008; however, we do not currently have any key man insurance on Mr. DeStefano. Mr. DeStefano is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. DeStefano and/or attract and retain such contractors in the future and/or that he will not terminate his employment agreement with us. The loss of Mr. DeStefano and/or our inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on our business and operations.

EDWARD R. DESTEFANO OWNS APPROXIMATELY 67.0% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

     Edward R. DeStefano, our sole director and sole executive officer, holds 37,500,000 shares of our common stock, representing approximately 67.0% of the outstanding shares of our common stock (and which will represent approximately 37.8% of our outstanding common stock assuming the sale of all 43,060,789 of the shares issuable upon conversion of Laurus' Note and the exercise of Laurus' Warrant, Option and December Option, provided that Laurus may not convert the Note, or exercise the Warrant or Options if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock). This restriction, however, does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by Laurus, as Mr. DeStefano will likely continue to be our largest shareholder. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

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

     Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. In the short-term our production on a barrel of oil equivalent (BOE) is weighted towards natural gas and over the long term we believe that natural gas prices are likely to affect us more than oil prices because as of March 31, 2006 (on a BOE using 6 MCF equals 1 barrel of oil), more than approximately 90% of our current proved reserves were gas. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

     Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the engineers' estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with our oil and gas assets may be required. Because of the nature of the estimates of our reserves and estimates in general, we can provide no assurance that additional or further reductions to our estimated proved oil and gas reserves and estimated future net revenues will not be required in the future, and/or that our estimated reserves will be present and/or commercially extractable. If our reserve estimates are incorrect, the value of our common stock could decrease and we may be forced to write down the capitalized costs of our oil and gas properties.

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

                   RISKS RELATING TO THE COMPANY'S SECURITIES

A DEFAULT BY US UNDER THE SECURED CONVERTIBLE TERM NOTE, AS AMENDED AND RESTATED, COMMON STOCK PURCHASE WARRANT, OPTION, SECURED TERM NOTE, AS AMENDED AND RESTATED, OR GULF COAST NOTES, WOULD ENABLE LAURUS MASTER FUND, LTD., TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

     The Convertible Secured Term Note, as amended and restated, common stock Purchase Warrant, Option and December Option, as well as the Secured Term Note, as amended and restated, and the Gulf Coast Notes, as amended and restated, are secured by Laurus by a continuing security interest in all of our assets, including without limitation, our cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we own or at any time in the future may acquire rights, title or interest to. As a result, if we default under any provision of the Note, Warrant, Option, December Option, Term Note, or the Gulf Coast Notes or we fail to pay any amounts due to Laurus, Laurus may take control of substantially all of our assets. If this were to happen, we could be left with no revenue producing assets, and the value of our common stock could become worthless.

     Additionally, pursuant to a Stock Pledge Agreement between Laurus and us, we pledged all of the outstanding stock of our wholly owned subsidiaries, Century Resources, Inc. ("Century") and Gulf Coast Oil Corporation ("Gulf Coast"), as collateral for the funds loaned to us and Gulf Coast from Laurus. As a result, if we default under any provision of the Note, Warrant, Option, December Option, Term Note, Gulf Coast Notes or any other agreement entered into with Laurus, Laurus may take control of Century and/or Gulf Coast. If this were to happen, it could force us to abandon or curtail our business plan, and could result in our securities becoming worthless.

WE MAY BE REQUIRED TO PAY PENALTIES TO LAURUS MASTER FUND, LTD. UNDER THE REGISTRATION RIGHTS AGREEMENT, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF THE MONEY WE HAVE PREVIOUSLY RAISED.

     We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Note, Warrant, Option and December Option, pursuant to a Registration Rights Agreement, and such shares are currently being registered pursuant to a Form SB-2 Registration Statement. We originally agreed to provide our best efforts to obtain effectiveness of such Registration Statement by October 28, 2005 (120 days from the date of the closing of the Securities Purchase Agreement), which date was extended to December 12, 2005, pursuant to an Amendment Agreement entered into with Laurus on November 4, 2005; to January 31, 2006, pursuant to a Second Amendment Agreement entered into with Laurus on December 14, 2005; to July 1, 2006, pursuant to the Third Amendment Agreement entered into on December 30, 2005; to August 15, 2006 pursuant to the Fourth Amendment entered into in May 2006; and to September 15, 2006 pursuant to the Fifth Amendment entered into in June 2006. If we do not obtain effectiveness of our Form SB-2 Registration Statement by the amended date, or such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of this Registration Statement, or our common stock is not listed or quoted, or is suspended from trading for a period of three days from the OTC Bulletin Board, which we are unable to cure within 30 days of notice thereof, we will be forced to pay Laurus, as liquidated damages, an amount equal to the amount outstanding under the original principal amount of the Note times 0.0005 (which as of the date of this filing would be equal to approximately $7,500), per day that such event listed below exceeds the time period given. As a result, if we fail to obtain effectiveness of our Form SB-2 Registration Statement by September 15, 2006, or our common stock ceases to trade on the OTC Bulletin Board, we will be forced to pay substantial penalties to Laurus, which would cause us to spend a substantial amount of the money raised in connection with the sale of the Note and Term Note, and could force us to abandon or scale back our current planned operations.

THE CONVERTIBLE NOTE, WARRANT, OPTION AND DECEMBER OPTION CONTAIN PROVISIONS WHEREBY LAURUS MASTER FUND, LTD. MAY HOLD MORE THAN 9.99% OF OUR COMMON STOCK, PROVIDED THEY PROVIDE US SEVENTY-FIVE (75) DAYS NOTICE OR AN EVENT OF DEFAULT OCCURS.

     Although Laurus may not convert its Convertible Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock, the Convertible Note, Warrant, Option and December Option also contain provisions which provide for the 9.99% limit to be waived provided that Laurus provides us with 75 days notice of its intent to hold more than 9.99% of our common stock or upon the occurrence of an event of default (as defined under the Convertible Note, Warrant, Option and/or December Option). As a result, if we receive 75 days notice from Laurus and/or an event of default occurs and our Registration Statement covering Laurus' securities is declared effective, Laurus may fully exercise the Warrant, Option and December Option and fully convert the Convertible Note, and become the beneficial owner of up to approximately 43.5% of our then outstanding common stock, not including the conversion of interest on the Convertible Note.

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

IF AN EVENT OF DEFAULT OCCURS UNDER THE CONVERTIBLE NOTE, TERM NOTE, GULF COAST NOTES OR RELATED AGREEMENTS, WE COULD BE FORCED TO IMMEDIATELY PAY THE AMOUNTS DUE UNDER THE NOTES.

     The Secured Convertible Term Note, Secured Term Note and Gulf Coast Notes (collectively the "Notes") include provisions whereby Laurus Master Fund, Ltd., may make the amounts outstanding under all its outstanding Notes payable immediately due and payable if an event of default occurs under any one of the Notes, which events of default include:

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

     o an indictment or other proceedings against us or any executive officer; or

     o a breach by us of any provision of the Securities Purchase Agreement, or any other Related Agreement entered into in connection with the sale of the Notes.

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

     As of August 11, 2006, we had 56,010,612 shares of common stock issued and outstanding. We are registering 59,982,563 shares of common stock pursuant to our Form SB-2 Registration Statement, which registered shares include of 36,290,322 shares representing 150% of the shares which Laurus' Secured Convertible Term Note is convertible into at the current conversion price of $0.62 per share; 10,222,784 shares underlying Laurus' Option, which is exercisable at a cost of $0.001 per share (of which a portion of our Option was exercised to purchase 3,675,000 shares of our common stock for an aggregate consideration of $3,675); 5,061,392 shares underlying the December Option, as described herein, which is exercisable at a cost of $0.001 per share; and 7,258,065 shares underlying Laurus' common stock Purchase Warrant and 900,000 shares underlying Energy Capital Solutions, LP's warrants to purchase 900,000 shares of our common stock, which are both exercisable at $0.80 per share. Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. As a result, as sequential conversions and sales take place, the price of our common stock may decline to the detriment of our then shareholders. All of the shares issuable upon conversion of the Note, Warrant, Option and December Option, may be sold without restriction once our Registration Statement is declared effective and the sale of these shares may adversely affect the market price of our common stock.

THE ISSUANCE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTE, OPTION AND COMMON STOCK PURCHASE WARRANT WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

     The issuance of common stock upon conversion of the Secured Convertible Note ("Note"), common stock Purchase Warrant ("Warrant") and Option will result in immediate and substantial dilution to the interests of other stockholders since Laurus Master Fund, Ltd., may ultimately receive and sell the full amount issuable on conversion and/or exercise of the Note, Warrant and Option. Although Laurus may not convert its Note and/or exercise its Warrant and/or Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the prior exercise of the Warrant, unless an event of default occurs and is continuing), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. In this way, Laurus could sell more than this limit while never actually holding more shares than this limit prohibits. If Laurus chooses to do this, it will cause substantial dilution to our common stock, and could cause the value of our common stock to decline precipitously.

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


ITEM 3.   CONTROLS AND PROCEDURES

     (a) On November 3, 2005, Edward R. DeStefano, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "Commission's") rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The reasons for Mr. DeStefano's conclusion was because he concluded that the Company's unaudited financial statements for the three months ended March 31, 2005, which are included in the Company's Form 10-QSB for the three months ended March 31, 2005, originally filed with the Commission on May 16, 2005, and the Company's unaudited financial statements for the three and six months ended June 30, 2005, which are included in the Company's Form 10-QSB for the quarter ended June 30, 2005, originally filed with the Commission on August 22, 2005 (collectively the "Quarterly Reports"), could no longer be relied upon and that the Company's audited financial statements for the year ended December 31, 2004, which were included in its Form 10-KSB for the fiscal year ended December 31, 2004, which was filed with the Commission on March 31, 2005, could no longer be relied upon (the "Annual Report").

     Mr. DeStefano became aware of potential problems in our disclosure controls and procedures in connection with the initial filing of a Registration Statement on Form SB-2 ("Form SB-2") on August 5, 2005, and in the customary course of the Commission's review of the Form SB-2 and other prior Company filings, during which time the Commission issued a comment letter (the "Comment Letter") to the Company dated October 19, 2005. The Comment Letter included comments indicating that the Company's accounting for the secured convertible debt ("Convertible Note") was not in accordance with U.S. generally accepted accounting principles. Specifically, the Convertible Note was deemed to not meet the definition of a "conventional convertible note," and therefore, certain free standing and embedded derivatives included therein such as the Convertible Note feature, stock warrants and stock options issued to the lender, and certain other provisions, should have been accounted for as derivative liabilities and not initially recorded as beneficial conversion features within stockholders' equity. Additionally, through the course of Mr. DeStefano's review and the review of certain other of the Company's prior period filings, including the Annual Report, he became aware of an error in our calculation of depletion recorded under the line item depreciation, depletion and amortization included in the Annual Report as well as the need to record an asset retirement obilgation at December 31, 2004.

     Additionally, as a result, Mr. DeStefano reviewed our disclosure controls and procedures in November 2005, and found problems in such controls and procedures, including that during the preparation of the Company's March 31, 2005 and June 30, 2005 quarterly reports, the Company lacked experienced accounting personnel who had a level of technical proficiency adequate to appropriately account for complex accounting transactions such as the free standing and embedded derivatives included in the Convertible Note, and that during the preparation of the Company's annual report for the year ended December 31, 2004, a number of the Company's financial calculations, including the calculation of depreciation, depletion and amortization as disclosed in the Annual Report were not calculated and doubled checked by individuals with a competent background in accounting, and which errors in calculation were magnified as a result of the size of such errors in connection with the relative low amount of our total assets at the end of that period, which problems Mr. DeStefano believed constituted material weaknesses in such controls and procedures.

     As a result of the Comment Letter and the review of our disclosure controls and procedures, we decided to restate certain of our unaudited quarterly financial statements and audited annual financial statements, including the Company's unaudited financial statements for the three months ended March 31,

2005, were restated in an amended Form 10-QSB for the three months ended March 31, 2005, filed with the Commission on September 13, 2005, and amended thereafter on December 8, 2005, and the Company's unaudited financial statements for the three and six months ended June 30, 2005, were restated in an amended Form 10-QSB filing for the six months ended June 30, 2005, filed with the Commission on September 13, 2005, and amended thereafter on December 20, 2005 and that the Company's audited financial statements for the year ended December 31, 2004, were restated in an amended Form 10-KSB for the year ended December
31, 2004, which was filed with the Commission on December 7, 2005 (the "Restatements").


     We believe that the Restatements will be a one time occurrence and that moving forward we will not have any deficiencies in our disclosure controls and procedures, as we have internal accountants, including adding a certified public accountant as our full-time controller during the fourth quarter of 2005 (which controller left us and was replaced by another certified public accountant during the second quarter of 2006), who works with our outside accountants in the preparation and review of our financial statements; we believe that the Convertible Note involved a highly complex transaction involving an "unconventional" convertible note, and we do not anticipate entering into any additional complex financing transactions involving derivatives in the future; we have retained various outside accounting consultants, including specialized accounting consultants knowledgeable in tax accounting, oil and gas accounting, and most importantly in connection with the restatement of the Quarterly Reports, consultants with specialized expertise in the financial accounting and valuation of derivative securities such as the Convertible Note. Since the Restatements, we have worked closely with these consultants in connection with the preparation of our quarterly and annual financial statements, including having such consultants review and signoff on the accounting treatment of our derivative securities prior to us filing such statements with the Commission. Furthermore, we believe that our prior restatements to our Annual Report would not be as significant now as they were for the year ended December 31, 2004, as our total assets were significantly smaller during the year ended December 31, 2004, and as such the calculation errors made in the Annual Report were magnified as a result of the amount of such assets, which errors if present now we believe would not be nearly as significant to our overall balance sheet accounting.

     As a result of the Comment Letter and the Restatements, as well as the steps we have taken to remedy the prior problems in our disclosure controls and procedures, we believe that our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     In June 2006, in connection with our entry into an amended agreement with Viking International Petroleum, L.L.C., we issued an aggregate of 200,000 shares of our restricted common stock to two individuals, who have agreed not to sell the shares of common stock until after July 1, 2008. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit No.       Description
-----------      ------------
10.1(1)          Secured  Convertible  Term  Note

10.2(2)          Amended  and  Restated  Secured  Convertible  Note

10.3(1)          Common  Stock  Purchase  Warrant;

10.4(1)          Master  Security  Agreement;

10.5(1)          Registration  Rights  Agreement.

10.6(1)          Option  Agreement

10.7(1)          Purchase  and  Sale  Agreement  (June  2005)

10.8(3)          Finder's  Warrant

10.9(4)          Purchase  and  Sale  Agreement  (September  2005)

10.10(5)         September  2005  Securities  Purchase  Agreement

10.11(6)         Amended  and  Restated  Secured  Term  Note

 10.12(5)        September  2005  Reaffirmation  and  Ratification  Agreement

10.13(5)         Mortgage, Deed of Trust, Security Agreement, FinancingStatement
                 and  Assignment  of  Production  in  Wharton  County,    Texas

10.14(5)         Mortgage, Deed of Trust, Security Agreement,Financing Statement
                 and  Assignment  of  Production  in  McMullen    County,  Texas

10.15(5)         Mortgage, Deed of Trust, Security Agreement Financing Statement
                 and  Assignment  of  Production  in  Matagorda   County,  Texas

10.16(7) Purchase and Sale Agreement dated November 1, 2005 and exhibits

10.22(7)         Amendment  to Purchase and Sale Agreement dated November 2,
                 2005

10.23(7)         Amendment  Agreement  to June 2005 Securities Purchase
                 Agreement

10.24(8)         Edward  R.  DeStefano  Employment  Agreement

10.25(9)         Edward  R.  DeStefano  Amended  Employment  Agreement

10.26(10)        Second  Amendment  Agreement  with  Laurus

10.27(11)        Third  Amendment  Agreement

10.28(11)        December  Option

10.29(11)        Settlement  Agreement  With  William  F.  Mason

10.30(12)        Asset  Purchase  Agreement

10.31(12)        Securities  Purchase  Agreement  (Gulf  Coast  and  Laurus)

10.32(12)        Secured  Term  Note  (Gulf  Coast)

10.33(12)        Common  Stock  Purchase  Warrant  (Gulf  Coast)

10.34(12)        Guaranty  (New  Century  and  Century)

10.35(12)        Guaranty  (Gulf  Coast)

10.36(12)        Stock  Pledge  Agreement  (Gulf  Coast)

10.37(12)        Mortgage,  Deed  of Trust, Security Agreement, Financing
                 Statement and  Assignment  of  Production,  filed  in Atascosa
                 County and McMullen County, Texas

10.38(12)        Amended and Restated Mortgage, Deed of Trust, Security
                 Agreement, Financing  Statement  and  Assignment  of
                 Production, filed in Matagorda County, McMullen  County  and
                 Wharton  County,  Texas

10.39(12)        Master  Security  Agreement

10.40(12)        Collateral  Assignment

10.41(12)        Letter  Agreement  regarding  Shareholder  Agreement

10.42(12)        Reaffirmation,  Ratification  and  Amendment  Agreement

10.43(12)        Fourth  Amendment  Agreement  with  Laurus

10.44(13)        Fifth  Amendment  Agreement  with  Laurus

10.45(14)        June  2006  Asset  Purchase  Agreement

10.46(14)        June 2006 Securities Purchase Agreement(Gulf Coast and Laurus)

10.47(14)        June  2006  Secured  Term  Note  (Gulf  Coast)

10.48(14)        June  2006  Amended  and  Restated  Term  Note  (Gulf  Coast)

10.49(14)        June  2006  Amended  and  Restated  Mortgage,  Deed  of  Trust,
                 Security  Agreement,  Financing Statement and Assignment of
                 Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.50(14)        Collateral  Assignment

10.51(14)        Reaffirmation  and  Ratification  Agreement  (Gulf  Coast)

10.52(14)        Reaffirmation  and  Ratification  Agreement  (New Century  and
                 Century)

99.1(15)         Glossary  of  Oil  and  Gas  Terms


 *  Filed  herewith.

(1) Filed as exhibits to our Report on Form 8-K, filed on July 8, 2005, and incorporated herein by reference.

(2) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on January 4, 2006, and incorporated herein by reference.

(3) Filed as exhibits to our Form SB-2 Registration Statement filed on August 5, 2005, and incorporated herein by reference.

(4) Filed as exhibit 10.1 to our Report on Form 8-K filed on September 6, 2005, and incorporated herein by reference.

(5) Filed as exhibits to our Report on Form 8-K filed on September 22, 2005 and incorporated herein by reference.

(6) Filed as exhibit 16.2 to our Form 8-K filed on April 14, 2005, and incorporated herein by reference.

(7) Filed as exhibits to our Report on Form 8-K filed on November 7, 2005 and incorporated herein by reference.

(8) Filed as exhibits to the Company's Report on Form 10-QSB filed with the Commission on December 20, 2005, and incorporated herein by reference.

(9) Filed as an Exhibit to the Company's Form SB-2 filed with the Commission on July 18, 2006.

(10) Filed as exhibit 10.1 to the Company's Report on Form 8-K filed with the Commission on December 19, 2005, and incorporated herein by reference.

(11) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on January 4, 2006, and incorporated herein by reference.

(12) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on May 3, 2006, and incorporated herein by reference.

(13) Filed as exhibit 10.1 to our Report on Form 8-K, filed with the Commission on June 23, 2006, and incorporated herein by reference.

(14) Filed as exhibits to our Report on Form 8-K, filed with the Commission on July 7, 2006, and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 31, 2005, and incorporated herein by reference.

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the period covered by this Report:

o April 4, 2006 - Report on Form 8-K to report that the Company entered into an Amended and Restated Secured Term Note with Laurus.

o April 17, 2006 - Report on Form 8-K to report that the Company entered into a Term Sheet with Laurus regarding the sale of a $40,000,000 Secured Term Note.

o April 24, 2006 - Report on Form 8-K to report that the Company entered into a Letter of Intent with an undisclosed third party to acquire oil & gas producing properties in the Texas Gulf Coast area.

o May 3, 2006 - Report on Form 8-K to report the sale of the Gulf Coast Note and the Company's and Gulf Coast's entry into various other closing documents with Laurus, and to report the acquisition of certain oil and gas properties in McMullen County, Texas.

o May 8, 2006 - Amended Report on Form 8-K, to include additional information in connection with the Statements of Income and Owners' Net Investment in the Company's audited acquisition financial statements, as well as additional financial footnotes and updated disclosures for the Company's first acquisition of interests in the Lindholm-Hanson Gas Unit.

o May 8, 2006 - Amended Report on Form 8-K, to include additional information in connection with the Statements of Income and Owners' Net Investment in the Company's audited acquisition financial statements, as well as additional financial footnotes and updated disclosures for the Company's second acquisition of interests in the Lindholm-Hanson Gas Unit.

o May 8, 2006 - Amended Report on Form 8-K, to include additional information in connection with the Statements of Income and Owners' Net Investment in the Company's audited acquisition financial statements, as well as additional financial footnotes and updated disclosures for the Company's third acquisition of interests in the Lindholm-Hanson Gas Unit.

o June 14, 2006 - Report on Form 8-K, to report that the Company had entered into a letter of intent to acquire certain oil and gas interests in McMullen County, Texas, and to report that following the approval of Articles of Amendment at a special meeting of shareholders, the Company filed Articles of Amendment with the Secretary of State of Colorado to increase in the number of shares of common stock which the Company has authorized.

o June 23, 2006 - Report on Form 8-K, to report that the Company had entered into a term sheet with Laurus to provide $5,000,000 of funding to Gulf
     Coast I connection with Gulf Coast's acquisition of certain oil and gas properties in McMullen County, Texas, to report the Company's entry into the Fifth Amendment Agreement with Laurus, and to report the issuance by the Company of 200,000 restricted shares of the Company's common stock.

The Company filed the following reports on Form 8-K subsequent to the period covered by this report:

o July 7, 2006 - Report on Form 8-K to report the sale by Gulf Coast of a $5,000,000 Secured Term Note and related agreements, to report Gulf Coast's entry into an Amended and Restated Secured Term Note with Laurus and to report the acquisition by Gulf Coast of certain oil and gas interests in McMullen County, Texas.

o July 13, 2006 - Amended Report on Form 8-K to include the audited financial statements of Gulf Coast's first acquisition of oil and gas interests in McMullen County, Texas, as originally reported in the Company's Report on Form 8-K filed with the Commission on May 3, 2006.


                                       SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   New Century Energy Corp.

DATED: August 21, 2006             By: /s/ Edward R. DeStefano
                                   ------------------------
                                   Edward R. DeStefano
                                   Chief Executive Officer