Form 10KSB/A
period 2005-12-31
New Century Energy Corp.
filed 2006-09-08
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             FORM 10-KSB/A (Mark One)
                                Amendment No. 1


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

     As of March 31, 2006, the issuer had 55,810,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock"),

     Documents Incorporated by Reference:

                                      NONE

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]


     This amended Report on Form 10-KSB is being filed by the Registrant to include added disclosure under the section entitled "Controls and Procedures," of the date the Registrant became aware of the deficiencies in its controls and procedures, the problems which were identified, the reasons the Registrant's management believed such problems were material, and the steps the Registrant took to remedy the problems. The Registrant is also filing this amended Report on Form 10-KSB, to correct the Registrant's previous disclosure of the terms of the Amended Term Note (as defined below), under the heading "September 19, 2005, Closing with Laurus." All of the other sections of this amended Report on Form 10-KSB remain the same as originally filed by the Registrant on April 17, 2006, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant, including but not limited to the Registrant's legal proceedings, the description of Mr. DeStefano's employment agreement, the Registrant's total authorized shares of common stock disclosed throughout this report, which have since been increased to 200,000,000 shares of common stock, $0.001 par value per share and the "Risk Factors" disclosure provided below.

                            NEW CENTURY ENERGY CORP.
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2005
                                      INDEX

                                     Part I

    Item 1.             Description of Business                            4

    Item 2.             Description of Property                           24

    Item 3.             Legal Proceedings                                 33

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                                  35


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                               35

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                                 37

    Item 7.             Financial Statements                              62

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                        96

    Item 8A.            Controls and Procedures                           97

    Item 8B.            Other Information                                100


                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                100

    Item 10.            Executive Compensation                           102

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters                                          103

    Item 12.            Certain Relationships and Related
                        Transactions                                     104

    Item 13.            Exhibits and Reports on Form 8-K

                        (a)   Exhibits                                   104
                        (b)   Reports on Form 8-K                        107

    Item 14.            Principal Accountant Fees and Services           108

                                    PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this amended Annual Report on Form 10-KSB/A (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of New Century Energy Corp. ("New Century", the "Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2005.

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

ITEM 8A.  CONTROLS AND PROCEDURES


     (a) On November 3, 2005, Edward R. DeStefano, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file and submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the "Commission's") rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The reasons for Mr. DeStefano's conclusion were because he concluded that the Company's unaudited financial statements for the three months ended March 31, 2005, which are included in the Company's Form 10-QSB for the three months ended March 31, 2005, originally filed with the Commission on May 16, 2005, and the Company's unaudited financial statements for the three and six months ended June 30, 2005, which are included in the Company's Form 10-QSB for the quarter ended June 30, 2005, originally filed with the Commission on August 22, 2005 (collectively the "Quarterly Reports"), could no longer be relied upon and that the Company's audited financial statements for the year ended December 31, 2004, which were included in its Form 10-KSB for the fiscal year ended December 31, 2004, which was filed with the Commission on March 31, 2005, could no longer be relied upon (the "Annual Report").

     Mr. DeStefano became aware of potential problems in our disclosure controls and procedures in connection with the initial filing of a Registration Statement on Form SB-2 ("Form SB-2") on August 5, 2005, and in the customary course of the Commission's review of the Form SB-2 and other prior Company filings, during which time the Commission issued a comment letter (the "Comment Letter") to the Company dated October 19, 2005. The Comment Letter included comments indicating that the Company's accounting for the secured convertible debt ("Convertible Note") was not in accordance with U.S. generally accepted accounting principles. Specifically, the Convertible Note was deemed to not meet the definition of a "conventional convertible note," and therefore, certain free standing and embedded derivatives included therein such as the Convertible Note feature, stock warrants and stock options issued to the lender, and certain other provisions, should have been accounted for as derivative liabilities and not initially recorded as beneficial conversion features within stockholders' equity. Additionally, through the course of Mr. DeStefano's review and the review of certain other of the Company's prior period filings, including the Annual Report, he became aware of an error in our calculation of depletion recorded under the line item depreciation, depletion and amortization included in the Annual Report as well as the need to record an asset retirement obligation at December 31, 2004.



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



     As a result of the Comment Letter and the Restatements, as well as the steps we have taken to remedy the prior problems in our disclosure controls and procedures, we believe that our "disclosure controls and procedures"
     (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.



(b) Changes in internal control over financial reporting. Other than the hiring of certified public accountant as our full-time controller, who works with our outside accountants in the preparation and review of our financial statements, during the fourth quarter of 2005 (which controller left us and was replaced by another certified public accountant during the second quarter of 2006), there were no other significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

(16) Filed as an exhibit to the Company's Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

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

DATED: September 8, 2006

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

NAME     TITLE                         DATE

/s/ Edward R. DeStefano     Chief Executive Officer,        September 8, 2006
----------------------      Chief Financial Officer,
Edward R. DeStefano         Principal Accounting Officer
                            and Director