Form 10QSB/A
period 2006-03-31
New Century Energy Corp.
filed 2006-09-08
CIK 1079797

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

                                 Yes [ ] No [X]


     This amended Report on Form 10-QSB is being filed by the Registrant to include added disclosure under the section entitled "Controls and Procedures," of the date the Registrant became aware of the deficiencies in its controls and procedures, the problems which were identified, the reasons the Registrant's management believed such problems were material, and the steps the Registrant took to remedy the problems. The Registrant is also filing this amended Report on Form 10-QSB, to correct the Registrant's previous disclosure of the terms of the Amended Term Note (as defined below). All of the other sections of this amended Report on Form 10-QSB remain the same as originally filed by the Registrant on May 19, 2006, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant, including but not limited to the Registrant's legal proceedings, the Registrant's total authorized shares of common stock disclosed throughout this report, which has since been increased to 200,000,000 shares of common stock, $0.001 par value per share and the "Risk Factors" disclosure provided below.

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



(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the quarter covered by this report that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.




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

(16) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on May 8, 2006, and incorporated herein by reference.

(17) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on May 8, 2006, and incorporated herein by reference.

(18) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on May 8, 2006, and incorporated herein by reference.


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