Form 10QSB
period 2006-09-30
New Century Energy Corp.
filed 2006-11-16
CIK 1079797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1933

                For the quarterly period ended September 30, 2006

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT

       For the transition period from _______________ to ________________

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

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

     As of November 10, 2006, 56,010,612 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Traditional  Small  Business  Disclosure  Format  Yes  [ ]  No  [X]

                          PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION



                            NEW CENTURY ENERGY CORP.
                           CONSOLIDATED BALANCE SHEET
                                  September 30, 2006
                                   (unaudited)



ASSETS
Current Assets
 Cash and cash equivalents                                            $  8,612,346
 Marketable securities                                                      76,054
 Accounts receivable                                                     1,519,439
 Due from Laurus Master Fund, Ltd.                                         924,508
 Other assets                                                              429,817
                                                                      ------------
  Total Current Assets                                                  11,562,164

Office equipment, net of $24,471 accumulated depreciation                  153,197
Oil and gas properties, using successful efforts accounting
  Proved properties                                                     56,242,066
  Unproved properties                                                      417,694
  Wells and related equipment and facilities                             4,988,432
                                                                      ------------
                                                                        61,648,192
   Less accumulated depletion and impairment                            (9,711,926)
                                                                      ------------
  Net oil and gas properties                                            51,936,266

  Deferred loan costs and other assets                                     148,809
                                                                      ------------
  TOTAL ASSETS                                                        $ 63,800,436
                                                                      ============
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities
     Accounts payable                                                 $    463,451
     Liabilities related to the purchase of Vertica shell                   74,127
     Accrued liabilities                                                   825,386
     Royalty payments                                                      147,983
     Advances from investors                                                17,869
     Current portion of notes payable                                   14,293,924
     Derivative liability for Laurus Warrant                               682,430
     Derivative liability for Laurus Stock Option                        1,047,003
     Derivative liability for December Option                              809,326
     Derivative liability with Single
      Compound Embedded Derivative within Convertible Note                 474,262
                                                                      ------------
  Total Current Liabilities                                             18,835,761
                                                                      ------------
  Notes payable (less current portion and
    unamortized discounts of $3,687,629)                                45,494,936
  Asset retirement obligation                                              334,580
                                                                      ------------
Total Liabilities                                                       64,665,277
                                                                      ------------
Contingencies
Stockholders' equity (deficit)
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 56,010,612 shares issued and outstanding                   56,011
  Additional paid in capital                                            9,952,743
  Retained deficit                                                    (10,873,595)
                                                                      -----------
  Total Stockholders' Equity (Deficit)                                   (864,841)
                                                                      -----------
  Total Liabilities and Stockholders' Equity (Deficit)                $63,800,436
                                                                      ===========



See  accompanying  notes  to  condensed  consolidated  financial  statements.



                            NEW CENTURY ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             September 30, 2006 AND 2005
                                   (unaudited)

                                             Three months ended          Nine months ended
                                                September 30               September 30
                                             2006         2005           2006         2005
                                        ----------    -----------    -----------   -----------

Revenues
  Oil and gas sales                      $4,266,242    $1,844,734    $11,741,662   $ 2,558,800
  Gain on sale of oil and gas property            -        -            -               98,181
                                        -----------    ----------    -----------   -----------

 Total revenues                           4,266,242     1,844,734     11,741,662     2,656,981
                                        ----------     ---------     -----------   -----------
Expenses
  Exploration                               140,412        10,547        626,309        43,979
  Lease operating                           392,260       152,407        867,058       317,302
  Production taxes                          197,927       117,703        565,673       138,855
  General & administrative                  309,794       229,291      1,022,120     1,937,648
  Depreciation, depletion
    and amortization                      2,953,290       453,785      6,797,462       564,770
                                        -----------    ----------   -----------    -----------
  Total expenses                          3,993,683       963,733      9,878,622     3,002,554
                                        -----------    ----------   -----------    -----------
Operating income (loss)                     272,559       881,001      1,863,040     (345,573)
                                        -----------    ----------   -----------    -----------
Other income (expense)

  Vertica liabilities write down, net        34,417        56,805         45,948       192,139
  Interest expense                       (2,373,696)   (1,491,406)    (5,636,976)   (1,549,233)
  Decrease in fair value of
    derivative liabilities                  590,814     3,182,511        345,726     3,182,511
  Other income                               56,629        36,127         98,059        57,044
  Other expenses                             (2,018)       (5,847)        (3,284)      (93,786)
                                        -----------    ----------   ------------   -----------
  Total other income (expense)           (1,693,854)    1,778,190     (5,150,527)    1,788,675
                                        -----------    ----------   ------------   -----------
Income (loss)
  before income taxes                    (1,421,295)    2,659,191     (3,287,487)    1,443,102

 Income tax expense (benefit)                     -             -             -              -
                                        -----------   -----------   ------------   -----------
  NET INCOME (LOSS)                     $(1,421,295)  $2,659,191    $ (3,287,487)  $ 1,443,102
                                        ===========   ===========   ============   ===========

Basic earnings(loss) per share          $      (.03)  $       .05   $       (.06)  $       .03
                                        ===========   ===========   ============   ===========
Diluted earnings (loss) per share       $      (.03)  $       .04   $       (.06)  $       .02
                                        ===========   ===========   ============   ===========
Weighted average common shares used in
  computing basic earnings
 (loss)per share                         56,010,610    53,434,977     55,868,121    49,683,017
                                        ===========    ==========   ============   ===========
Weighted average common shares used in
  computing diluted earnings
 (loss) per share                        56,010,610    94,992,798     55,868,121    64,824,845
                                        ===========    ==========   ============   ===========




See  accompanying  notes  to  condensed  consolidated  financial  statements.




                            NEW CENTURY ENERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, 2006 and 2005
                                  (unaudited)

                                                            2006             2005
                                                        -----------       ----------

Cash flow provided by operating activities
  Net loss                                              $(3,287,487)      $1,443,102
Adjustments to reconcile net loss to net cash
       provided by operating activities:
    Depreciation, depletion and amortization              6,797,462          658,752
    Write off/write down of liabilities incurred
      on purchase of Vertica shell                          (45,948)        (364,826)
    Interest on marketable securities                        (1,054)              --
    Stock issued for Vertica settlement to former officer   (25,482)
    Stock for services                                       50,000        1,602,500
    Change in fair value of derivatives                    (345,726)      (3,182,511)
    Gain on sale of oil and gas properties                       --          (98,181)
    Accretion of discounts and amortization of
      Deferred loan costs                                 1,337,011        1,078,571
  Changes in:
    Accounts receivable                                     (56,943)      (1,235,250)
    Inventory                                              (152,869)           7,345
    Prepaid assets                                           12,336               --
    Other assets                                                 --           58,777
    Accounts payable                                       (227,039)         (23,190)
    Accrued liabilities                                     444,422          368,715
    Asset retirement obligation                              18,485           57,501
                                                        -----------       ----------
  Net cash provided by operating activities               4,517,168          371,305
                                                        -----------       ----------
Cash flows from investing activities
  Drilling advances                                         259,947         (381,916)
  Acquisitions of Lindholm Hanson Gas Unit and Wells,
    net of cash acquired (Note 6)                        (1,530,874)     (19,135,577)
  Mustang Creek Acquisition #1 (Note 2)                 (28,840,360)              --
  Mustang Creek Acquisition #2 (Note 3)                  (3,946,859)              --
  Capital expenditures - oil and gas properties          (2,133,801)      (1,427,924)
  Capital expenditures - software and office equipment     (110,903)          (7,288)
  Proceeds from sale of oil and gas property                     --           98,181
  Deposits                                                  (52,000)              --
  Investment in Marketable securities                       (75,000)              --
                                                        -----------       ----------
  Net cash used in investing activities                 (36,429,850)     (20,854,524)
                                                        -----------       ----------
Cash flows from financing activities
  Proceeds from acquisition financings (Note 2,3 & 4)    43,345,295       24,500,000
  Proceeds from the sale of common stock                        ---          655,273
  Payments to reduce long-term debt                      (6,023,511)        (776,158)
  Proceeds from the exercise of Laurus options                  ---            3,675
  Payments for deferred loan costs                         (108,421)      (1,805,156)
                                                        -----------       ----------
Net cash provided by financing activities                37,213,363       22,577,634
                                                        -----------       ----------
Net increase in cash                                      5,300,681        2,094,415
Cash at beginning of the period                           3,311,665          452,781
                                                        -----------       ----------
Cash at end of the period                               $ 8,612,346      $ 2,547,196
                                                        ===========       ==========

Supplemental disclosures of cash flow information:

Interest paid                                           $(4,299,930)     $  (496,365)
Income taxes paid                                                --                -




                       See accompanying notes to condensed
                       consolidated financial statements.

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

The financial information of New Century Energy Corp. ("New Century" or the "Company") and its wholly owned subsidiaries, Century Resources, Inc., and Gulf Coast Oil Corporation ("Gulf Coast" - See Note 2), for the three and nine months ended September 30, 2006 and 2005, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year presentation. These reclassifications had no effect on reported earnings. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.


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

We acquired a 93.75% working interest in 10 oil wells and one gas well and a 70.31% working interest in one additional oil well, as well as revenue interests of 72.19% in 9 of the wells and 41.01% and 70.80% in the other two wells,(collectively "Mustang Creek Assets"). The purchase price of the Assets was $33,000,000. The effective date of the purchase was December 1, 2005.

     The following table summarizes the initial estimated fair values of the assets acquired.

      Mustang Creek I Wells and Mineral Interests
        Leasehold costs                      $31,121,397
        Equipment                              1,878,603
                                             -----------
             Total assets acquired            33,000,000
                                             ===========

A summary of the acquisition consideration is as follows:

Purchase price                                             $ 33,000,000
Closing costs                                                    65,969
Mustang Creek revenue for 5 months                           (4,809,904)
Mustang Creek expenses for 5 months                             584,295
                                                           ------------
Net cash paid                                              $ 28,840,360
                                                           ============


On April 26, 2006, Gulf Coast, entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), whereby Gulf Coast sold
Laurus a Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") with the following features:

Interest  Rate -    Wall  Street  Journal  Prime  Rate  plus  two points but not less  than  eight  percent

Maturity  Date-     April  26,  2009

Amortizing Amount - 80%  of  net  production  revenue  from  Mustang  Creek
                    Assets-  with  a  minimum  monthly  payment  of  $150,000

Warrant  -          to  purchase  up  to  49%  of the shares of Gulf Coast Stock
                    - exercisable at a price of $.001 per share only after this debt is paid

Amendment -         with  the  issue  of  the  June  2006  Gulf  Coast Note (see
                    Note  3)  the amortizing amount for this note was amended to be  87.5  percent  of  80%  of  net  production revenue from
                    Mustang  Creek  Assets  -  with a minimum monthly payment of
                    $150,000

At September 30, 2006, the Gulf Coast Note was classified as follows:

      Gross amount                           $ 38,157,667
      Unamortized discount                      1,276,826
                                             ------------
      Net amount                             $ 36,880,841
                                             ============

The accretion of discount related to the Gulf Coast Note for the three months ended and the nine months ended September 30, 2006 was $105,917 and $172,879, respectively.

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

The following table summarizes the initial estimated fair values of the assets acquired.

      Mustang  Creek  II  Wells  and  Mineral  Interests
        Leasehold  costs                      $4,324,760
        Equipment                                125,240
                                              ----------
      Total  assets  acquired                 $4,450,000
                                              ==========

A  summary  of  the  acquisition  consideration  is  as  follows:

Purchase  price                                             $  4,450,000
Closing  costs                                                    19,548
Mustang  Creek  revenue  for  7  months                         (630,176)
Mustang  Creek  expenses  for  7  months                         107,487
                                                            ------------
Net  cash  paid                                             $  3,946,859
                                                            ============

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


At  September 30, 2006, the June 2006 Gulf Coast Note was classified as follows:

            Gross amount                    $ 4,717,431
            Unamortized discount                190,539
                                            -----------
            Net amount                      $ 4,526,892


The accretion of discount related to the June 2006 Gulf Coast Note for the three and nine months ended September 30, 2006 was $14,461.

Note  4  -  NEW  CENTURY  ENERGY  NOTES  PAYABLE

In addition to the Gulf Coast Note (Note 2) and the June 2006 Gulf Coast Note (Note 3) New Century Energy has two other notes outstanding to Laurus.

Secured Convertible Note

In connection with the first acquisition of a 6.2% working interest and a 5.464% net revenue interest in the Lindholm-Hanson Gas Unit, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., to sell a Secured Convertible Term Note in the principal amount of $15,000,000. The Secured
Convertible  Note  as  amended  and  restated  includes  the following features:

Interest  Rate -         Wall  Street  Journal  Prime  Rate  plus two points but
                         not  less  than  seven  percent

Maturity  Date  -        June  30,  2008

Amortizing  Amount  -    $250,000,  beginning  July  1,  2006

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

Registration  Rights -   Granted  Laurus  registration  rights  to  the  shares
                         convertible in connection with the Convertible Note and exercisable in connection with the Warrant and Option pursuant to a Registration Rights Agreement.

Restrictions  -          Laurus  is  restricted  to  owning  not more than 9.99%
                         of the outstanding common stock of the Company at any time. Options can only be exercised after debt is paid in full and the Laurus warrant has been exercised.

The Secured Convertible Note was deemed to have both freestanding and embedded derivatives. The Laurus Warrant and Laurus Option have been accounted for as freestanding derivative liabilities and are fair valued under the Black-Scholes method. The interest rate adjustment, optional redemption, form of payment and conversion features of the Secured Convertible Note have been bundled together as a Single Compound Embedded Derivative Liability, and is fair valued under a layered discounted probability-weighted expected cash flow methodology (See Note
5).

In September 2006, we entered into a Sixth Amendment Agreement of the Convertible Note with Laurus (the "Sixth Amendment") which amended the terms of our Registration Rights Agreement in which we agreed to register the shares of common stock which the Secured Convertible Term Note is convertible into, as well as the shares the Warrant and Option are exercisable for pursuant to the Registration Rights Agreement. The Sixth Amendment extended the date we are required to have our Form SB-2 filing effective with the Securities Exchange Commission from September 15, 2006 to October 15, 2006.

In October 2006 we entered into a Seventh Amendment Agreement of the Convertible Note with Laurus (the "Seventh Amendment") which further extended the effective date of the Registration Statement filed on July 17, 2006 from October 15, 2006 to April 16, 2007.

At September 30, 2006 the details of the Secured Convertible Note, as Amended and Restated were as follows:

            Gross amount                 $14,250,000
            Unamortized discount           2,220,264
                                         -----------
            Net amount                   $12,029,736

For the three months ended and nine months ended September 30, 2006 the accretion of discounts related to the Secured Convertible Note was $299,693 and $875,926, respectively.

In connection with the second acquisition of a 7.25% working interest and a 5.43% net revenue interest of the Lindholm-Hanson Gas Unit, on September 19, 2005, the Company executed a Secured Term note in the amount of $9,500,000, bearing interest at 20% per annum, due March 2006.

On March 30, 2006, The Company signed an "Amended and Restated Secured Term Note" ("Amended Term Note") agreement with the following features:

Interest  Rate  -        20%

MATURITY  DATE  -        January  1,  2007

Amortizing Amount -      80%  of  net  proceeds  paid  from  5.4375% net revenue
                         interest in Lindholm-Hanson Gas Unit beginning with March 2006 receipts.

At September 30, 2006 the details of the Secured Term Note, as Amended and Restated was as follows:

            Gross amount                         $ 6,351,391
            Unamortized discount                         ---
                                                 -----------
            Net amount                           $ 6,351,391

The entire balance of this note is a current liability.

A recap of the Notes Payable of New Century Energy Corp. as of September 30, 2006 follows:

Current portion
     Secured Convertible Note                  $  3,000,000
     Secured Term Note                            6,351,391
     Gulf Coast Note                              4,562,559
     June 2006 Gulf Coast Note                      379,974
                                                -----------
     Total current portion of notes payable    $ 14,293,924
                                                ===========

Noncurrent portion

     Secured Convertible Note                  $ 11,250,000
     Gulf Coast Note                             33,595,108
June 2006 Gulf Coast Note                         4,337,457
                                               ------------
Total Noncurrent portion of notes payable      $ 49,182,565
Less: Unamortized Discount                        3,687,629
                                               ------------
                                               $ 45,494,936
                                               ============

Note 5 - DERIVATIVE LIABILITIES

The following assumptions were used in the valuation of the derivative liabilities (See Note 4) at September 30, 2006:


Probability-Weighted Expected Cash Flow Methodology -

Assumptions: Single Compound Embedded Derivative within Convertible Note


Risk - free interest rate                                             4.91%

Prime rate                                                            8.25%
  Increasing .25% each quarter of first year

Timely registration                                                  95.00%
  Increasing by 1% monthly up to 99%

Default status                                                        5.00%
  Increasing by 0.1% monthly

Alternative financing available and exercised                        00.00%
  Increasing 2.5% monthly up to 25%
   (Exercised only if the market price is greater than $0.92)

Trading volume, gross monthly dollars                                 5.00%
  Monthly increase

Annual growth rate of stock price                                   31.715%

Future projected volatility                                         100.00%


The following assumptions were used in the preparation of the valuations at September 30, 2006:

Black-Scholes Methodology:

                                       Laurus
                           Laurus      December      Laurus
Assumptions                Option      Option       Warrant
-----------               -------      ------       --------
Dividend yield             0.00%        0.00%         0.00%
Risk-free interest rate    4.53%        4.84%         4.59%
Volatility               100.00%      100.00%       100.00%
Expected term            20 years     20 years    5.75 years

CHANGE IN FAIR VALUE OF DERIVATIVES

The fair value of the Company's derivative liabilities increased as follows as of September 30, 2006:

                                                Three months        Nine months
                                                  ended                ended

    Single Compound Embedded Derivatives
      within Convertible Note                 $     48,985          $   115,065
    Laurus Stock Option                            196,448               65,444
    December Option                                151,853               50,588
    Laurus Warrant                                 193,528              114,629
                                              ------------          -----------
Net increase                                  $    590,814          $   345,726
                                              ============          ===========

The increase in the fair value of the derivative liabilities (mark-to-market) for the three months ended September 30, 2006 was primarily due to the steady decline in the average market price of the Company's stock during the third quarter. During the nine months ended September 30, 2006 the price of the Company's common stock had wide fluctuations from $0.17 per share at December 31, 2005, up to $0.27 at March 31, 2006, and then down to $0.19 at June 30, 2006. After June 30, 2006 the price decreased to $0.16 at September 30, 2006. The changes in the fair value of the derivative liabilities have been recorded under Other Income(Expense) in the accompanying consolidated statements of operations.

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

Assets acquired:

Accounts receivable                                         $   186,258
      Lindholm-Hanson Gas Unit and Wells
        Leasehold costs                      $ 1,567,839
        Equipment                                152,035
                                              -----------     1,719,874
                                                             ----------
     Total assets acquired                                    1,906,132
Liabilities assumed
    Accounts payable                                             16,132
                                                            -----------
Net assets acquired                                         $ 1,890,000
                                                            ===========

A summary of the acquisition consideration is as follows:

Purchase price                                              $ 1,890,000
Closing costs                                                    16,132
L-H Gas unit revenue for 2.5 months                            (281,089)
L-H Gas unit expenses for 2.5 months                             94,831
                                                             ----------
                                                            $ 1,719,874
Less: 2005 Cash deposit                                        (189,000)
                                                             ----------
Net cash paid in 2006                                       $ 1,530,874
                                                            ============

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

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

Earnings  (loss)  per  share  -  Weighted  average  shares

      Basic earnings per share is computed by dividing net income or loss attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents. The Company uses the treasury stock method, unless otherwise indicated, to determine the dilutive effect of securities on earnings (loss) per share.

     The effect of the Convertible Note in the diluted earnings per share calculation is accounted for under the "if converted" method, whereby the Convertible Note is assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $0.62; and interest expense (see Note 8) related to the Convertible Note is added back to income. No tax effect on interest expense has been applied, as the Company has available net operating loss carry forwards to offset taxable income. The freestanding derivatives of the Convertible Note, namely the Laurus Options, Laurus Warrants, Laurus December Warrants; and the ECS Warrants, have also been included in the denominator of the diluted earnings per share calculation as "if converted" to common stock.

     For the three months ended and nine months ended September 30, 2006, the effect of adding back the interest expense on the Convertible Note to net income would cause the diluted earnings per share to be greater than basic earnings per share, or anti-dilutive. Accordingly, diluted earnings per share has been adjusted to equal basic earnings per share for the periods reported.


NOTE  8  -  OTHER  INCOME  (EXPENSE)

     As of September 30, 2006, $643,413 has been released into "Other income" from the initial recorded liability of $717,540 in connection with the reverse merger with Vertica. The release of the $34,417 into "Other income" during the quarter ended September 30, 2006 is comprised of the expiration and/or cancellation of insurance policies dating back to 2001. In addition, the Company determined through further investigation that it was not liable for several open invoices. Interest earned on short term "cash equivalent" investments was primarily the reason for the rise to $56,629 of other income for the quarter ended September 30, 2006 and $98,059 for the nine months ended September 30, 2006. Interest expense for the periods reported consists of the following:




                                           Three  Months         Nine Months
                                               Ended                Ended
                                       September  30, 2006    September 30, 2006

Interest  on notional balance              $  1,945,416         $ 4,299,965
Accretion  of  discounts                        420,071           1,064,129
Amortization  of  Deferred  Loan  Cost
    and  other                                    8,209             272,882
                                           ------------         -----------
 Total  interest expense                   $  2,373,696         $ 5,636,976
                                           ============         ===========

NOTE  9  -  INCOME  TAXES

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

Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards at September 30, 2006 and December 31, 2005, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating loss carryforwards. For the three months ended September 30, 2006, there were sufficient tax net operating loss carryforwards to more than offset taxable income for the period.

NOTE  10  -  MAJOR  PURCHASERS

     For the first nine months of 2006 and 2005, New Century's operated properties had two purchasers who accounted for 100% of crude oil sales and two different purchasers who accounted for 100% of sales of natural gas products. New Century's non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2006 and 2005.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES

PRADO  DEVELOPMENT  AGREEMENT  WITH  STRONG  PETROLEUM  GROUP,  INC.  ("STRONG")

     On April 6, 2006, the Company and Aquatic Cellulose International ("Aquatic") ("New Century Group", collectively) signed a new extension agreement with Strong Petroleum Group, Inc. The new extension agreement provides for Strong to complete the re-development of the Company's Prado field interests ("Prado Assets") by September 21, 2006. In exchange for the extension of time, the New Century Group will increase its 12.5% working interest to 25% in the Prado Assets. Beginning April 1, 2006, the New Century Group shall also be entitled to one-quarter of all net production proceeds. If Strong fails to perform in accordance with the Revised Work Program on or before the Extended Deadline, their rights will terminate with respect to any and all producing wells associated with the Prado Assets. Additionally, all rights, title and interest in any and all equipment installed on the Prado Assets shall become the property of the Company and Aquatic.

      On September 28, 2006, Strong Petroleum Group signed an acknowledgement that they were unable to meet the terms of the Prado Development Agreement and the agreement was terminated.

     On October 6, 2006, New Century Energy Corp and Aquatic Cellulose executed an Assignment, Conveyance and Bill of Sale, in which Aquatic Cellulose sold its rights, title and interests in Prado Field for the sum of $300,000.

OTHER  LITIGATION

     The Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE  12  -  SUBSEQUENT  EVENT-LETTER  OF INTENT TO ACQUIRE OIL AND GAS PROPERTY

     On October 24, 2006, we entered into a Letter of Intent with two third parties, to purchase oil and gas interests totaling a 30.35% working interest and a 22.1555% net revenue interest in the Javelin Field, in Hidalgo County, Texas. As contemplated by the Letter of Intent, the purchase would include all of one seller's interests and so much of the other seller's interests to total the percentages specified which interests include all of the sellers' rights to oil and gas leases on the interests, the wells on the leases, the rights arising from certain farm out agreements in connection with the interests and all of the physical equipment and facilities owned by the sellers on the interests. The total purchase price of the interests will be $17,342,857, which amount shall be decreased proportionately in the event the sellers cannot deliver the entire 30.35% working interest. The closing of the acquisition contemplated by the Letter of Intent is anticipated to be on or before December 6, 2006, assuming that we have obtained sufficient third party funding at that time to complete the acquisition and enter into a Purchase and Sale Agreement with the sellers. There can be no assurance that we will be able to obtain external financing on acceptable terms prior to the closing to complete this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION UPDATE

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. THESE AND OTHER UNCERTAINTIES RELATED TO OUR BUSINESS ARE DESCRIBED IN DETAIL IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON. REFERENCES TO "NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR" AS USED THROUGHOUT THIS FORM 10-QSB REFER TO NEW CENTURY ENERGY CORP. AND ITS WHOLLY OWNED SUBSIDIARIES, GULF COAST OIL CORPORATION AND CENTURY RESOURCES, INC. UNLESS OTHERWISE STATED, OR THE CONTEXT APPEARS OTHERWISE. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006.

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

Pursuant to the Amendment, Shares of Preferred Stock of the Company may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the Company entitled to vote generally in the election of the directors (the "Voting Stock"), voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

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

                      JUNE 2005 PURCHASE AND SALE AGREEMENT

Effective on June 27, 2005, we entered into a Purchase and Sale Agreement with certain sellers, who were sent payment for the sales price on June 30, 2005. The effective date for ownership of the acquired interests was April 1, 2005. Through the Purchase and Sale Agreement, we acquired certain working interests, overriding royalty interests, and term royalty interests, which together entitle us to a 6.2% working interest and a 5.464% net revenue interest in production from the Lindholm-Hanson Gas Unit and certain other licenses in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas. We paid the sellers an aggregate of $11,000,000 in cash (generated through the sale of a Secured Convertible Term Note to Laurus Master Fund, Ltd., described in greater detail below) and issued the Sellers an aggregate of 1,320,000 restricted shares of our Common Stock as consideration for the sale of the Assets.


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

In connection with the Securities Purchase Agreement, we issued Laurus a three year Secured Convertible Note in the amount of $15,000,000, which was subsequently replaced by an Amended and Restated Secured Convertible Term Note (the "Convertible Term Note" or the "Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of November 1, 2006, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note is payable monthly, in arrears, commencing on September 1, 2005, which date was later amended to July 1, 2006 in connection with the Restated Note defined below (each monthly date being a "Determination Date"). Additionally, if the Registration Statement covering the shares which the Note and Warrant are convertible into has been declared effective and our Common Stock has traded at least 25% above the "Fixed Conversion Rate," which is currently $0.62 and which is subject to adjustment as described below, for the five trading days immediately preceding a Determination Date, then the Contract Rate shall be reduced by 1%, and shall be reduced by 1% for each incremental 25% increase in the market price of our Common Stock above the then applicable Fixed Conversion Rate (for example, if our Common Stock has traded at $0.93 for the five trading days preceding a Determination Date, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our Common Stock traded above the Fixed Conversion Rate), but, in no event shall the Contract Rate at any time be less than 0%.

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

At the Closing, and in connection with the Securities Purchase Agreement, we granted Laurus an option which vested immediately to purchase up to 10,222,784 shares of our Common Stock at an aggregate exercise price of approximately $10,222.78 (with a per share exercise price of $0.001). Laurus agreed under the Option not to sell any shares of Common Stock issuable upon exercise of the Option until: (a) payment in full of all of our obligations and liabilities to Laurus under the Securities Purchase Agreement, and (b) the exercise of the Warrant by Laurus; provided; however that Laurus may sell all or any portion of the Common Stock issuable upon the Option following an event of default (as defined in the Note), or with 75 days notice to us of their intent to convert and hold more than 9.99% of our outstanding Common Stock. On the day of the Closing, June 30, 2005, Laurus exercised a portion of the Option and received 3,675,000 shares of our Common Stock for an aggregate of $3,675, leaving an option to purchase 6,547,784 shares of our Common Stock for $6,547.78.

On September 19, 2005, we entered into a Securities Purchase Agreement with Laurus (the "September 2005 SPA"), pursuant to which we sold Laurus a Secured Term Note in the amount of $9,500,000 (the "Term Note"). We also entered into a Reaffirmation and Ratification Agreement with Laurus in connection with the September 19, 2005 Securities Purchase Agreement and Term Note. The interest rate of the Term Note is twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears, with the first interest payment due on November 1, 2005. The Term Note was amended by our entry into the Amended and Restated Term Note (the "Amended Term Note"), to provide for the interest and principal on the Amended Term Note, to be payable to Laurus by way of a production payment equal to 80% of the gross proceeds generated by our 7.5% interest in the Lindholm-Hanson Gas Unit, which we purchased pursuant to the September 2005 Purchase and Sale Agreement, described above. Additionally, the due date of the Amended Term Note was changed from March 19, 2006 until January 2, 2007, pursuant to the amendment.

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

The payments of principal under the Restated Note are due monthly at the rate of $250,000 per month, until June 30, 2008, the maturity date of the Restated Note (the "Maturity Date"). On the Maturity Date, the $9,000,000 remaining balance outstanding under the Restated Note (assuming Laurus does not convert any principal amount of the Restated Note into shares of our common stock), plus any accrued and unpaid interest is due and payable.

                    JANUARY 2006 PURCHASE AND SALE AGREEMENT

On January 3, 2006, we closed a Purchase and Sale Agreement entered into on November 1, 2005 ("Agreement") with Mr. Gerald W. Green, the "Seller." Pursuant to the Agreement, we agreed to purchase certain interests in and to certain oil and gas leases which are located within and adjacent to the Lindholm-Hanson Gas Unit in the Wishbone Field in McMullen County, Texas, located 80 miles south of

San Antonio, Texas (the "Unit"), for $1,890,000. We previously paid the Seller a ten percent (10%) deposit under the Agreement, representing $189,000 and paid the Seller the remaining ninety percent (90%) of the purchase price, representing $1,701,000 on January 3, 2006. The interests purchased total a 1.75% working interest and a 1.3125% net revenue interest in the leases (the "Interest"). As a result of the closing of the Interest, our total ownership of interests within the Lindholm-Hanson Gas Unit totals a 15.20% working interest and a 12.2140% net revenue interest and our total ownership of the Lindholm fee #1 well, which is outside of the Unit includes a 12.10% working interest and an 8.9820% net revenue interest. The Agreement is described in greater detail in our Report on Form 8-K filed with the Commission on November 7, 2005.

                MARCH 2006 AMENDED AND RESTATED SECURED TERM NOTE

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

                       APRIL 2006 GULF COAST TRANSACTIONS

On April 26, 2006, our then newly formed wholly owned subsidiary, Gulf Coast Oil Corporation, a Delaware corporation ("Gulf Coast"), entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (the "Purchase Agreement" and "Laurus"), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") and a Common Stock Purchase Warrant to purchase up to 49% of the shares of common stock of Gulf Coast (the "Gulf Coast Warrant") at $.001 per share. In connection with the Purchase Agreement, Gulf Coast also entered into a Guaranty with Laurus (the "Gulf Coast Guaranty"); a Mortgage Deed of Trust, Security Agreement, Financing Statement and Assignment of Production; a Master Security Agreement; a Collateral Assignment; and a letter agreement relating to a Shareholders Agreement to be entered into between Laurus and Gulf Coast following Laurus' exercise of the Gulf Coast Warrant. In connection with Gulf Coast's entry into the Securities Purchase Agreement, we and Century Resources, Inc., our wholly owned Delaware subsidiary ("Century") entered into a Guaranty with Laurus (the "New Century Guaranty"); we and Century entered into an Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in favor of Laurus; and we entered into a Stock Pledge Agreement with Laurus.

In connection with the Purchase Agreement, Gulf Coast issued Laurus a three (3) year Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of November 1, 2006) per year, and which at no time shall bear interest at less than 8% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009 (the "Maturity Date"). The interest on the Gulf Coast Note is be payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the Gulf Coast Note are due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the Gulf Coast Note, interest on the Gulf Coast Note shall only be payable as a component of the Amortization Amount, unless such Amortization Amount is less than $150,000 for any month, as described below.

Each monthly Amortization Amount is equal to (i) 7/8ths (.875) times (ii) eighty percent (80%) of the gross proceeds paid to Gulf Coast in respect of all oil, gas and/or other hydrocarbon production in which Gulf Coast has an interest less
(i) the reasonable ordinary day to day expenses associated with Gulf Coast's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) Gulf Coast's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to Laurus' approval, which approval shall be provided in the exercise of Laurus' reasonable discretion based on such supporting documentation from Gulf Coast as Laurus shall request (the "Net
Revenue"). Provided, however, that each Amortization Amount shall be equal to one hundred (100%) of Net Revenue, upon the occurrence and during the continuance of an Event of Default as defined in the Gulf Coast Note.

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

Pursuant to a Reaffirmation, Ratification and Amendment Agreement, simultaneously with Gulf Coast's receipt of accrued production revenue paid to Gulf Coast at the closing of the Asset Purchase Agreement, for the period from December 1, 2005, the effective date of the Asset Purchase Agreement, to May 1, 2006, we made a mandatory prepayment against the outstanding balance of our

September 2005 Note in an amount equal to eighty percent (80%) of the net accrued production revenue or $2,565,386. We paid this amount to Laurus on May 1, 2006 as partial payment of the $9,500,000 September 30, 2005, Secured Term Note, as amended, which Secured Term Note had an approximate remaining balance of $7,034,614 as of May 1, 2006, not including any accrued or unpaid interest, and a remaining balance of $6,351,391 as of September 30, 2006.



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

                          JUNE 2006 GULF COAST FUNDING

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

We also entered into a Reaffirmation and Ratification Agreement (the "New Century Reaffirmation Agreement"), whereby Gulf Coast agreed to make a mandatory prepayment of the outstanding balance on the June 2006 Gulf Coast Note in an amount equal to $224,440.14 on July 5, 2006, which represented 80% of the accrued revenue Gulf Coast received in connection with the June 2006 Asset Purchase Agreement from December 1, 2005, the effective date of the June 2006 Asset Purchase Agreement, until the date the payment was made.

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


                    SEVENTH AMENDMENT AGREEMENT WITH LAURUS

On or about October 12, 2006, with an effective date of October 15, 2006, we entered into a Seventh Amendment Agreement with Laurus (the "Seventh Amendment"), which amended the terms of our Registration Rights Agreement with Laurus. The Seventh Amendment extended the date we are required to have our Form SB-2 filing effective with the Securities Exchange Commission pursuant to the Registration Rights Agreement to April 16, 2007. From May 2, 2006 to October 12, 2006, the date we entered into the Seventh Amendment Agreement, we entered into a total of four Amendment Agreements with Laurus, the Fourth Amendment Agreement, Fifth Amendment Agreement and Sixth Amendment Agreement, which extended the date we were required to file our registration statement and obtain effectiveness of such registration statement pursuant to the Registration Rights Agreement, which amendments are described in greater detail in our Form SB-2, filed with the Commission on July 18, 2006.

                   ACQUISITIONS OF NEW OIL AND GAS LEASES AND
                              PRODUCING PROPERTIES

The Company will also be seeking new acquisitions of proven producing oil and gas reserves during the remainder of 2006 and beyond, and may acquire additional oil and gas leases for future drilling and development. During April of 2006 the

Company was the successful high bidder on 1,610 acres State of Texas oil and gas leases in the offshore area of Matagorda County, Texas. Four new leases totaling 1,610 acres have been acquired by the Company, and this acreage is contiguous with our onshore Sargent South Field acreage. The new leases are subject to our Joint Operating Agreement with Aquatic Cellulose International Corp., accordingly, Aquatics has elected to participate as a 20% working interest owner in these new leases. The new leases have a term of five years and expire on April 4, 2011.

Pursuant to this acquisition strategy, on October 24, 2006, we entered into a Letter of Intent with two third parties, to purchase oil and gas interests totaling a 30.35% working interest and a 22.1555% net revenue interest in the Javelina Field, in Hidalgo County, Texas. As contemplated by the Letter of Intent, the purchase would include all of one seller's interests and so much of the other seller's interests to total the percentages specified which interests include all of the seller's rights to oil and gas leases on the interests, the wells on the leases, the rights arising from certain farmout agreements in connection with the interests and all of the physical equipment and facilities owned by the sellers on the interests. The total purchase price of the interests will be $17,342,857, which amount shall be decreased proportionately in the event the sellers cannot deliver the entire 30.35% working interest. The closing of the acquisition contemplated by the Letter of Intent is anticipated to be on or before December 6, 2006, assuming that we have sufficient funding at that time to complete the acquisition and enter into a Purchase and Sale Agreement with the sellers, of which there can be no assurance, as we do not currently have sufficient working capital to complete such acquisition and will therefore need to raise substantial additional capital prior to the closing.


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

SARGENT SOUTH FIELD- MATAGORDA COUNTY, TEXAS

The Company acquired 100% of the working interest in the Sargent South Field from Calpine Natural Gas and its partner, ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres.

At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345 foot sand. One of the original producing wells acquired from Calpine, the Hamill #19, ceased flowing gas in May of 2004 after producing 615 MMCF of gas from the original completion at 3,917 feet. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. A workover was attempted in 2006 on the Hamill #19 at the 6,700 sand level, however this sand proved to be non-productive. The well and seismic data are currently being evaluated and depending on results of this interpretation project, we may attempt a possible deepening outside of the casing in this well at a future date.

At present, there are five (5) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with daily production in excess of approximately 1,100 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, along with some recently purchased 2-D seismic lines. The final reprocessing work has been completed in the second quarter of 2006. Interpretation of the data is underway and as a result of this interpretation project, new drilling locations have been identified on this lease for drilling in 2006 and 2007. The seismic and geological interpretation project will be an ongoing process over 2006 and 2007. When new wells are drilled on this lease, the data from the new drills will be integrated into and used to update our ongoing interpretation project.

The Company has an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when workover operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; and is currently producing gas at the rate of approximately 125 MCF per day on an 8/64 inch choke with a flowing tubing pressure of 500 psi. Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, when the current completion at 4,230 feet depletes.

During June 2005, workover operations commenced on the Hamill #14 well, which had also been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet, and tests were run in the well to evaluate potential productive sands in this well. In July 2005, the Hamill #14 was recompleted in a sand at 4,209 feet at the rate of 175 MCF of gas per day on an 8/64 inch choke with flowing tubing pressure of 1,000 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, when the current completion at 4,209 feet depletes. This well is currently producing at the rate of 175 MCF per day on an 8/64 inch choke with a flowing tubing pressure of 500 psi.

During August 2006, a third workover operation commenced on the Hamill #10 well after the well ceased producing gas earlier in this month. Remedial operations commenced to clean out produced sand from the well bore and a sand control screen and gravel pack were installed in the well. Production was restored on September 5, 2006 to 3,270 feet. Additional probable and proven reserves behind pipe gas sands have been identified in the Hamill #10 well for future recompletion attempts, when the current completion at 3,270 feet depletes. This well is currently producing at the rate of approximately 425 MCF per day on a 9/64 inch choke with a flowing tubing pressure of 950 psi.

During August 2005, work over operations commenced on the Hamill #2 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. During the first quarter of 2006, the Hamill #2 well was shut in due to the formation sand entering the well bore. The well was cleaned out and gravel packed in March of 2006 and the well is currently producing at the rate of approximately 375 MCF per day on a 9/64 inch choke with a flowing tubing pressure of 900 psi.

During November of 2005, work over operations commenced on the Hamill #11 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,000 feet. In February of 2006, the Hamill #11 was recompleted in the 2,760 foot sand at the rate of 275 MCF per day. The well is currently producing at the rate of 55 MCF per day on a 10/64 inch choke with a flowing tubing pressure of 250 psi.

During August of 2006, re-entry operations commenced on-Hamill #1-R well, that was originally drilled by Gulf Oil Corporation to a depth of 16,200' in 1961 and subsequently plugged and abandoned by Gulf in June 1967. Recent operations included milling out and removing numerous cement and bridge plugs set in the well when it was originally abandoned by Gulf. The well has been cleaned out to a depth of 11,000 feet inside the existing 9-5/8" casing. Cased hole logs were run in the well in October of 2006 and the well is being evaluated for possible gas sands for testing and possible production. The first recompletion attempted in November of 2006, at a depth of 5,560 feet produced gas, but in non-commercial quantities.

Compression was installed in the Sargent Field during July of 2006. Presently three producing wells are on compression, wells number 11, 14 and 17.

SAN  MIGUEL  CREEK  FIELD-  MCMULLEN  COUNTY,  TEXAS

The San Miguel Creek Field is located in north central McMullen County, Texas, near its border with Atascosa County, approximately 75 miles due south of San Antonio, Texas. The Company currently owns and operates the 200-acre Herrera Lease and the 40-acre Wheeler #2 lease in this field (240 acres total). The Company now controls 100% of the working interest on these leases and wells. A new 3D seismic survey was recently completed in this field, and this data set will help identify further drilling locations in the Wilcox formation at 6,000 feet and possibly deeper targets down to 14,000 feet on our acreage. We acquired approximately a 30 square mile portion of this new 3-D seismic survey, and interpretation of the data is underway. We believe the 3D seismic will help us delineate additional drilling prospects on our acreage. In the third quarter of 2006 two new drilling locations have been staked in this field and we plan to drill these undeveloped locations in the first quarter of 2007.

MUSTANG  CREEK  FIELD  AREA  WELLS-  MCMULLEN  AND  ATASCOSA  COUNTIES,  TEXAS.

On April 28, 2006, the Company's newly formed wholly owned subsidiary, Gulf Coast Oil Corporation ("Gulf Coast"), acquired the majority working interest and operations over developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. On June 30, 2006 Gulf Coast acquired the remainder of the working interest ownership from another group of owners, in this same group of leases and producing wells. As a result of the June 30, 2006 closing, Gulf Coast now owns a combined 100% working interest in 10 oil wells and one gas well and a 75% working interest in one additional oil well. The effective date for ownership for both acquisitions was December 1, 2005. The following table summarizes Gulf Coast's ownership in the producing wells as of June 30, 2006:

Schedule of Acquired Wells and Mineral Interests in Mustang Creek Area Wells
----------------------------------------------------------------------------

                                 WORKING       NET  REVENUE
WELL  NAME                        INTEREST       INTEREST
-------------------------        --------     --------------
HODDE  #1                          100  %       0.7700     %
DOUBLE  K  #2                      100  %       0.7700     %
DOUBLE  K  #3                      100  %       0.7700     %
KASSNER  #1                        100  %       0.7700     %
KASSNER  #2                        100  %       0.7700     %
TYLER  RANCH  UNIT  WELL  #1       100  %       0.77375    %
PEACOCK  #1                        100  %       0.7700     %
POWERS-SWAIM  UNIT  WELL  #1       100  %       0.7700     %
SWAIM  58-1                        100  %       0.7700     %
WHEELER  #1                         75  %       0.4375     %
RABKE/MASPERO  UNIT  #1            100  %       0.77375    %
CAJUN  CAPER  UNIT  #1             100  %       0.75517154 %

Mustang Creek Field area is located approximately 50 miles south of San Antonio, Texas. Geologically, the Mustang Creek field area is located on the San Marcos Platform back reef of the Cretaceous Stuart City and Sligo reef trends. The field produces oil and gas from sands trapped against Wilcox faults from depths between 3,000 feet and 6,200 feet, which wells commonly have multiple Wilcox pay sands. In 2004 a new 65 square mile 3-D seismic survey was completed which helped recognize and delineate numerous shallow Wilcox anomalies. Gulf Coast acquired 9,167 acres of developed and undeveloped leases from Manti Operating Company and its partners, along with the recently drilled producing wells noted in the table above. In addition to the producing wells, in July of 2006, Gulf Coast acquired a license to approximately 35 square miles of the new 3-D seismic data and has commenced an interpretation project to further delineate additional Wilcox drilling opportunities and possibly drilling targets at deeper depths.

RECENT DEVELOPMENTS IN THE MUSTANG CREEK FIELD AREA

During the third quarter of 2006, we identified approximately twenty (20) un-drilled seismic anomalies based on our 3-D seismic interpretation project. We have contracted with an independent drilling company for drilling approximately ten (10) locations in the fourth quarter of 2006 and first quarter of 2007. Drilling operations have commenced on the first location, the Kassner No. 3 well in November of 2006, located on a 152 acre lease in the J.G. & O Fisk Survey, Abstract A-1007.

As of October 30, 2006, current daily 8/8ths production from the producing wells listed above is approximately 550 barrels of oil equivalent per day (BOPD) from ten producing oil wells.

TENNA  (HILLJE  SAND)  FIELD-  WHARTON  COUNTY,  TEXAS

The Company acquired 100% of the working interest in three (3) wells in the Tenna Field in July 2003. The field is located on county road 1300 in Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet. A newer 3-D seismic survey has been shot over the field and the surrounding area and we are in discussions to acquire a portion of the survey to reprocess and interpret over our acreage. There are mapped attic oil locations on our leases and we anticipate drilling new well location(s) in the first half of 2007.

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

The field was discovered in 2004 after the successful drilling of the Lindholm-Hanson Gas Unit #1 Well, operated by U.S. LTD of San Antonio Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Lindholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 proppant. Initial producing rates after stimulation in a number of wells has exceeded 15,000 Mcfgpd per well. As of September 30, 2006, there were ten (10) producing wells in the 640 acre unitized Lindholm-Hanson Gas Unit. Cumulative production in the field has totaled approximately 20 billion cubic feet of gas (Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

Since the Company acquired its working interest in the Wishbone field, we have participated in drilling an additional three (3) new wells in the unitized Wishbone field. LH Gas Unit #10 was drilled in July of 2005. LH Gas Unit #11 was drilled in September of 2005. LH Gas Unit #9 was drilled in December of 2005. The Company also participated in drilling of the Lindholm Fee #1 in September of 2005, this well is not a part of the Lindholm-Hanson Gas unitized gas field and our working interest is smaller in this well at 12.10%.

The table below summarizes the current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 wells, at October 30, 2006:

                                             Daily  8/8THS     Net Production
Well  Number                    Status      Production (Mcf)  NRIInterest(Mcf)
-------------                 ---------     ----------------     --------------
LH-Gas  Unit  #1              Producing             437                 53
LH-Gas  Unit  #2              Producing           1,800                220
LH-Gas  Unit  #3              Producing           1,130                138
LH-Gas  Unit  #4-C            Producing             737                 90
LH-Gas  Unit  #4-T            Producing             700                 85
LH-Gas  Unit  #5              Producing           2,000                244
LH-Gas  Unit  #7               Shut-in                0                  0
LH-Gas  Unit  #8              Producing             475                 58
LH-Gas  Unit  #9              Producing           1,250                152
LH-Gas  Unit  #10             Producing             825                100
LH-Gas  Unit  #11             Producing           1,100                134
Lindholm  Fee  #1             Producing              85                 10
                                                -------              -----
Daily  totals  in  MCF  of  Gas                  10,539              1,284


PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS

In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas from JMI Energy Inc., of Houston, Texas ("JMI"). As of September 30, 2006, there are four (4) active wells on this lease and twenty (20) inactive well bores.

DEVELOPMENTS IN THE PRADO FIELD DURING SEPTEMBER 2006

On April 26, 2005, the Company and Aquatic Cellulose ( a co-owner in the Prado Field leases) entered into a Development Agreement relating to the Prado Field interests with Strong Petroleum Group, Inc. (a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's Prado field interests (the "Prado Assets" and the "Development Agreement"). The Development Agreement had an effective date of April 1, 2005. Under the original Development Agreement, which was extended on March 31, 2006 to September 21, 2006, Strong was entitled to receive a Partial Assignment of the interests in the Prado Field, if Strong completed the Work Program before September 21, 2006. However, none of the required tasks were completed in accordance with the required schedule.

Strong has acknowledged its failure to perform the required tasks associated with the Revised Work Program on or before the Extended Deadline of September 21, 2006. Strong did not earn any assignment in the Prado Assets and as a result of its non-performance, Strong redelivered to the Company all of the property and documents associated with the Prado Assets and, Strong's rights terminated with respect to any and all producing wells associated with the Prado Assets, effective September 21, 2006, and Strong has executed a Release of Rights indicating that it does not own or claim any interest in the Prado Assets.

Also, in September of 2006, the Company purchased the fifty percent (50%) working interest formerly owned by Aquatic Cellulose in the Prado Field for a cash payment of $300,000. The Company now owns 100% of the working interest in the Prado Field production and we are also finalizing a seismic and geological interpretation of the field for possible future drilling and exploitation.


OIL  AND  GAS  ACREAGE,  PRODUCTIVE  WELLS,  AND  DRILLING  ACTIVITY DISCLOSURE
                          OF  OIL  AND  GAS  OPERATIONS


COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005:

                                      2006                2005
                                     ------              ------

AVERAGE  SALE  PRICE  OF  OIL
       (Per  bbl.)                   $67.51              $60.10

AVERAGE  SALE  PRICE  OF  GAS
       (PER  MCF)                    $ 5.41              $ 7.55

COMPARISON OF 8/8THS GROSS OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED SEPTEMBER 30,2006 AND SEPTEMBER 30, 2005:

                                      2006                2005
                                     ------              ------

                                    BARRELS             BARRELS

SAN  MIGUEL  CREEK  FIELD             2,998               3,055

TENNA  FIELD                          2,377               2,905

MUSTANG CREEK FIELD                  56,389              35,724
                                  ---------            --------
           TOTALS                    61,764              41,684
                                  =========            ========

COMPARISON OF 8/8THS GROSS GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005:

                                      2006                2005
                                     ------              ------
SARGENT  SOUTH  FIELD  (MCF)        106,683              38,645

TYLER RANCH GAS UNIT #1 (MCF)        14,320                   0
                                     ------              ------

                         TOTAL      121,003              38,645


COMPARISON OF 8/8THS GROSS GAS PRODUCTION FROM COMPANY NON-OPERATED PROPERTIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005:

                                      2006                2005
                                     ------              ------
WISHBONE  FIELD-
LINDHOLM  HANSON                   1,084,149           2,365,238
GAS  UNIT  (MCF)

The above table relates to the Company's interest in the Wishbone Field in McMullen County, Texas as of September 30, 2006. As of the date of filing this Report, the Company has a 15.2% working interest and a 12.214% net revenue interest.

OIL  AND  GAS  ACREAGE

In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New
Century's  and  subsidiary's  acreage  position  at  September  30,  2006:

                                DEVELOPED                    UNDEVELOPED
                        --------------------------     ------------------------
                         GROSS            NET           GROSS             NET
                        --------        --------       --------         -------

Jim  Hogg  County,  TX   1,280            640              0               0

Matagorda  County,  TX   3,645          2,916              0               0
(onshore)

Matagorda County, TX         0              0          1,610           1,288
(offshore)

McMullen  County,  TX      240            240              0               0
(San Miguel Creek Field)

McMullen County, TX        720            109              0               0
(Wishbone Field)

McMullen County, TX      4,156          4,136          5,011           5,011
(Mustang Creek Field)

Wharton  County,  TX       100            100              0               0
                        ======          =====          =====           =====
Total                   10,141          8,141          6,621           6,299

The Company's net undeveloped acreage, subject to expiration in 2006 is 0 acres, the expiration of the balance of undeveloped acreage is 5,011 acres in 2008; and 1,288 in 2011.

PRODUCTIVE  WELLS

     The following table sets forth our gross and net productive oil and natural gas wells at September 30, 2006:

                         PRODUCING      OIL  WELLS   PRODUCING    GAS  WELLS
                           GROSS          NET          GROSS         NET
                       -------------  ------------  -----------  -----------

Jim  Hogg  County,  TX       2             2            0            0

Matagorda  County,  TX       0             0            5            4

McMullen  County,  TX       17            16.75        12            2.647

Wharton  County,  TX         2             2            0            0
                          =======       =======      ========     ========
     TOTAL                  21            20.75        17            6.647


DRILLING  ACTIVITY:

     The following table sets forth the results of our drilling activities over the second quarter ending September 30, 2006:

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the quarter ended September 30, 2006, we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek Field wells; and Flint Hill Resources, Inc acquires the crude oil produced from our San Miguel Creek, Tenna Field and Prado Field oil wells. Three separate purchasers individually accounted for 100% of sales of natural gas products, Harvest Pipeline Company in the Company operated Sargent South gas field, and Magnus Energy Marketing, Ltd. on the Company operated Tyler Ranch Gas Unit well. Additionally, our non-operated properties had yet another purchaser that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the quarter ended September 30, 2006.

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


                             RESULTS  OF  OPERATIONS

THREE  MONTHS  AND  NINE  MONTHS  ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE
MONTHS  ENDED  AND  NINE  MONTHS  ENDED  SEPTEMBER  30,  2005

Revenues  -
----------

Revenues from oil and gas sales were as follows for the three and nine months ended September 30:

   Three  months ended               2006         2005       Change    % Change
                                  ----------  ----------   ---------- ----------

     Oil  sales                   $3,067,721  $  304,194   $2,763,527   908 %
     Gas  sales                    1,198,521   1,540,540     (342,019)  (22)%
                                  ----------   ---------   ----------
     Total  three months sales    $4,266,242  $1,844,734   $2,421,508   131 %
                                  ==========  ==========   ==========


  Nine  months ended                2006         2005       Change    % Change
                                 -----------  ----------   ---------- ---------

     Oil  sales                   $5,813,232  $  841,827    4,971,405    591 %
     Gas  sales                    5,928,430   1,716,974    4,211,456    245 %
                                 -----------  ----------   ----------
     Total  nine months sales    $11,741,662  $2,558,801   $ 9,182,861   359 %
                                 ===========  ==========   ==========


The primary reason for the increase in oil sales for both reporting periods was the Mustang Creek acquisitions #1 and #2 which increased our oil well capacity by 10 wells. Revenue of $4,895,000 (73,093 barrels) was generated from the Mustang Creak field through September 30, 2006. Also contributing to the significant increase in 2006 oil revenue was the increase in the price of oil compared to 2005. For the three months ended September 30, 2006, the average price of oil at our operated fields was $67.51 per barrel compared to $60.10 in the same period of the prior year.

Beginning in June 2005, we made 3 separate acquisitions in the Wishbone Field project to increase our net revenue interest in the Lindholm-Hanson Gas Unit and Wells project from 5.464% to 10.90% in September 2005 and to 12.214% in January 2006. The purchase of the L-H Gas Units and Wells contributed to $774,823 in gas sales for the quarter ended September 30, 2006 and $4,104,629 for the nine months ended September 30, 2006 compared to $1,386,460 for the three and nine months ended September 30, 2005. Production at our Hamill gas units increased during the periods ended September 30, 2006. Hamill sales rose $1,278,562 in the nine months ended September 30, 20O6 compared to the nine months ended September 30, 2005 and $229,800 for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. Even though production increased, we had a net decrease in gas revenue for the third quarter of 2006, which was largely due to the decline in gas prices which averaged $5.51 per MCF for the three months ended September 2006 compared to $7.55 per MCF during the same period in 2005.


Expenses-
---------

Our  expenses  for  the  periods  ended  September  30  follow:


Three  months  ended:
                                         September  30,
                                      2006           2005         Change    % Change
                                   ----------     ----------   ----------- -----------
Exploration                        $  140,412     $   10,547   $   129,865   1,231%
Lease  operating                      392,260        152,407       239,853    157
Production  Taxes                     197,927        117,703        80,224     68
General  &  administrative            309,794        229,291        80,503     35
Depreciation,  depletion
    and  amortization               2,953,290        453,785     2,499,505    551
                                   ----------     ----------   -----------
  Total  expenses                  $3,993,683     $  963,733   $  3,029,950   314%
                                   ----------     ----------   -----------


Nine  months  ended:
                                         September  30,
                                      2006           2005         Change     % Change
                                   ---------      ----------   -----------  -----------
Exploration                       $  626,309      $   43,979   $   582,330     1,324%
Lease  operating                     867,058         317,302       549,756       173
Production  Taxes                    565,673         138,855       426,818       307
General  &  administrative         1,022,120       1,937,648      (915,528)      (47)
Depreciation,  depletion
    and  amortization              6,797,462         564,770     6,232,692     1,104
                                  ----------      ----------   -----------
  Total  expenses                 $9,878,622      $3,002,554   $  6,876,068      229%
                                  ----------      ----------   -----------

The increase in exploration cost of $129,865, for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005, is largely attributable to the prospecting and geology costs related to our ongoing plans for acquiring new working interests in oil and gas properties. The more significant increase in exploration cost for the nine months ended September 30, 2006, includes the write-off of the McAdams Unit #1 dry well which is part of our working interest in Wishbone field and the purchase of seismic data computer software programs.

Lease operating costs rose $239,853 in the third quarter of 2006 compared to the same quarter of 2005. Higher expenses of $236,150 incurred by our most recent acquisition - Mustang Creek and $21,825 more spent for the Hamill gas units were offset by $103,946 lower expenditures made at the Wishbone field and $18,711 less cost incurred at the Herrera/Tenna oil fields. The increase in lease operating expenses of $549,756 during the first nine months of 2006 compared to the first nine months of 2005 is attributed to routine operating costs at Mustang Creek, the L-H Gas Units and Hamill gas units offset by less expenses incurred at the Herrera/Tenna oil fields.


The rise in production taxes of $80,224 for the quarter ended September 30, 2006 and $426,818 for the nine months ended September 30, 2006, when compared to the same periods in 2005 is a reflection of our increased sales during the reported periods. The production tax rates have not changed during any of the periods presented.

General and administrative expenses increased for the quarter ended September 2006 by $80,503 when compared to the same quarter of 2005. Higher salaries, accounting fees and other public company expenses all contributed to the rise in this cost category. General and administrative costs for the nine months ended September 30, 2006 decreased $915,528 compared to the nine months ended September 30, 2005. The $1.4 million in stock based compensation for consulting services incurred during the first six months of 2005, which represented a significant portion of total general and administrative expenses for the nine months ended September 30, 2005, which expense was nearly equaled by our higher executive salary, accounting fees and other public company expenses for the nine months ended September 30, 2006.

Depreciation, depletion and amortization increased by $2,499,505 for the quarter ended September, 2006, compared to the quarter ended September 30, 2005, and $6,232,692 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to increases in our depletable asset base in oil and gas properties as a result of our three acquisitions of interests in the L-H Gas Unit during 2005 and the first quarter of 2006, as well as our Mustang Creek acquisitions.


Other  Income  (Expense)-

Other  income  (expense)  changed  as  follows  as  of  September  30:


Three  months  ended
                                          2006          2005          Change      %  Change
                                      -----------     ----------   ------------  -----------
Vertica  liability  write-off,  net   $    34,417     $   56,805   $    (22,388)     (39)%
Interest  expense                      (2,373,696)    (1,491,406)      (882,290)      59
Change  in  derivative  liabilities       590,814      3,182,511     (2,591,697)     (81)
Other  income                              56,629         36,127         20,502       57
Other  expenses                            (2,018)        (5,847)         3,829      (65)
                                      -----------     -----------   ----------
Total  other  income  (expenses)      $(1,693,854)    $ 1,778,190   $(3,472,044)    (195)%
                                      -----------     -----------   ----------


Nine  months  ended
                                         2006           2005          Change     %  Change
                                      ----------     -----------   -----------  -----------
Vertica  liability  write-off,  net   $   45,948     $   192,139   $  (146,191)     (76)%
Interest  expense                     (5,636,976)     (1,549,233)   (4,087,743)     264
Change  in  derivative  liabilities      345,726       3,182,511    (2,836,785)     (89)
Other  income                             98,059          57,044        41,015       72
Other  expenses                           (3,284)        (93,786)       90,502      (96)
                                      ----------     -----------   ----------
 Total other income (expenses)       $(5,150,527)    $ 1,788,675   $(6,939,202)    (388)%
                                     -----------     -----------   ----------

The derivative liabilities changes are the result of the Convertible Note financing for the first acquisition of the L-H Gas Unit in June 2005, which is comprised of freestanding derivatives of warrants and options issued to the lender, and embedded derivatives relating to a conversion feature, a contract rate adjustment, premium for cash payment and an optional redemption provision which were bundled together into a single compound embedded derivative('CED'). With the Company's Third Amendment with Laurus, in December 2005, Laurus was granted additional stock options. These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our income statement. The net change in fair value reflected in other income by derivative at September 30 was as follows:


                                                     Quarter        Quarter       Nine  Months
                                                      ended          ended           ended
                                                       2006          2005            2006
                                                  -----------    ------------    -------------

Single  CED  within  Convertible  Note            $    48,985    $    699,860    $     115,065
Laurus  Stock  Option  -  initial  agreement          196,448       1,541,394           65,444
Laurus  Warrant                                       193,528         941,257          114,629
Laurus  Stock  Option  -  December  amendment         151,853             ---           50,588
                                                  -----------    ------------    -------------
Net  decrease  in  fair  value
 of  derivative  liabilities                      $   590,814    $  3,182,511    $     345,726
                                                  ===========    ============    =============

The Black-Scholes Method is applied in determining the fair value of the Laurus Stock Option, Laurus Warrant and the Laurus December Option. As a result changes in the market price of our common stock effects the fair value of the derivatives. The fair value decreases for periods presented is a reflection of the decrease of the average market price of our common stock. A layered discounted probability-weighted expected cash flow method is used for determining the fair value of the single compound embedded derivative. The effect of the smaller initial assigned fair market value to the single compound embedded derivative, together with our stock price representing only one component of the methodology, resulted in the effect on other income not being as great as the freestanding derivatives. So long as the Convertible Note remains outstanding with Laurus, the quarterly mark-to-market adjustments to these derivative liabilities could produce wide fluctuations in our consolidated financial position and results of operations.

Interest expense, amortization of loan costs and accretion of discount primarily related to our outstanding Notes to Laurus Master Ltd. include the following:



                                         Quarter         Quarter    Nine  Months   Nine  Months
                                          ended           ended         ended          ended
                                         9-30-06         9-30-05       9-30-06        9-30-05
                                        ----------     ----------   ------------   ------------
Interest  on  notional  balances
       New  Century  Energy  Corp.      $  710,739     $  318,854   $  2,403,329   $    376,681
       Gulf  Coast  Oil  Corp.           1,234,677             --      1,896,636             --
Accretion  of  note  payable  discount     420,071        971,272      1,064,129      1,078,571
Amortization  of  loan  costs                8,209        201,280        272,882         93,981
                                        ----------     ----------   ------------   ------------
Total  interest expense                 $2,373,696     $1,491,406   $  5,636,976   $  1,549,233
                                        ==========     ==========   ============   ============

The interest on notional balances during 2006 and 2005 represents the stated interest on the Convertible Note and the Secured Term Note for New Century Energy Corp. and the Secured Terms Notes of Gulf Coast Oil Corporation.

The accretion of note discounts refers to the accretion of the unamortized discounts originally established at the time of the Third Amendment for the derivative liabilities, which is amortized over The Secured Convertible Note's remaining life of two and a half years. The accretion also includes discounts related to the two Gulf Coast notes which is being amortized over the remaining lives of the notes -using the effective interest method.

Amortization of deferred loan and financing costs comprises finder's fees paid to non-lenders and other costs paid at the inception of each of the Laurus financings, which is amortized over the life of the initial agreement. Only the Gulf Coast Notes have a balance of unamortized loan cost.

In connection with the reverse merger with Vertica Software, Inc. ("Vertica"), in September 2004, we assumed pre-merger liabilities of Vertica in the amount of $717,540, which liabilities were recorded in our consolidated results of operations for the year ended December 31, 2004. Since that time, we have actively pursued resolution of these assumed liabilities through settlement and the passage of the statutory aging limits. The "Write down of Vertica liabilities" represents release of pre-merger liabilities to other income that we believe are no longer owed by the Company. The write off of Vertica liabilities was offset in the periods presented by expenses related to the merger. For the nine months ended September 30, 2006, the amount of such charges was $25,483. However, for the three and nine months ended September 30, 2006, we were able to reduce this obligation (and increase income) by net amounts of $34,417 and $45,948, respectively.

Income  taxes-
--------------

No federal income taxes have been paid since inception of the Company, due to our net operating loss carryforwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carryforwards, we have recorded a full valuation allowance against gross deferred tax assets at September 30, 2006. No provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.


Net Loss
--------


The Company had a net loss of $1,421,295 for the quarter ended September 30, 2006, as contrasted with net income of $2,659,191 for the quarter ended September 30, 2005. Income from oil and gas sales increased approximately $2.4 million, while total operating expenses increased $3.0 million in the third quarter 2006 as compared to the corresponding 2005 quarter. While operating income decreased only $608,442 when comparing the reported quarters; other income (expense) decreased $3,472,044. Approximately $2.6 million of the other income (expense) decrease was a result of an increase in the fair market value of derivatives; and an additional $882,290 decrease was due to higher interest expense related to our Secured Convertible Term Notes and Amended Term Notes.

The Company reported a net loss of $3,287,487 for the nine months ended September 30,2006, resulting in a $4,731,000 greater loss than the income of $1,443,102 reported for the nine months ended September 30, 2005. Revenues from oil and gas sales rose $9,182,862 and operating expenses were $6,876,068 higher for the nine months ended September 2006 as compared to the corresponding 2005 period. As a result, New Century Energy is reporting an operating income of $1,863,040 for the nine months ended September 30, 2006 compared to a reported operating loss of $345,573 for the nine months ended September 30, 2005. The fluctuation to a net loss in 2006 was primarily the result of interest expense of over $5,600,000 from our outstanding notes with Laurus. The 2005 net income is primarily the result of a $3,182,511 net decrease in the fair market value of derivative liabilities, partially offset by $1,549,333 in interest expense for the year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents -
---------------------------

We believe our cash and cash equivalents balance of $8,612,346 as of September 30, 2006, supplemented by positive cash flows from operations, with favorable demand and pricing of our oil products is sufficient to meet our working capital requirements for approximately the next twelve months. Furthermore, we hope to refinance the Secured and Amended Note which is due January 2007 through external financing prior to the due date of such note, of which there can be no assurance. This cash requirement has not deterred us from continuing our plan to pursue attractive financing opportunities to enable us to pursue our oil and gas exploration and production program, including external growth through acquisition, similar to the acquisition of interests by Gulf Coast in the second quarter of 2006, as described above.

Working  capital  -
-------------------

At September 30, 2006, we had a working capital deficit of $7,273,597, principally arising from current liabilities comprising the current portion of notes payable of $14,293,924 and derivative liabilities totaling $3,013,021. Our current assets of $11,562,164 at September 30, 2006, are substantially liquid as they are principally comprised of cash and cash equivalents of $8,612,346 and accounts receivables of $2,443,947. We believe these current assets will be sufficient, together with our anticipated positive cash flow from operations, to enable us to meet our financial obligations for approximately the next twelve months.

Long  Term  Liabilities  -
--------------------------

Total long-term liabilities as of September 30, 2006 were $45,829,516, and included the long-term portion of notes payable in connection with amounts loaned to us by Laurus; and an asset retirement obligation of $334,580.

Change  in  fair  value  of  derivatives
----------------------------------------

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


Cash flows-
-----------

                                                           September 30,
Sources and Uses of Cash                               2006         2005
                                                   -----------   ----------
Net cash provided by /(used in)
  Operating activities                             $ 4,517,168  $   371,305
  Investing activities                             (36,429,850) (20,854,524)
  Financing activities                              37,213,363   22,577,634
                                                   ----------     ---------
Increase in cash and cash equivalents              $ 5,300,681  $ 2,094,415
                                                   ===========  ===========

As of September 30,                                    2006         2005
                                                   ------------  -----------
Cash and cash equivalents                          $ 8,612,346   $ 2,547,196
                                                   ============  ===========

Operating activities -
----------------------

September  30,  2006

Cash flows provided by operating activities of $4,517,168 for the nine months ended September 30, 2006, were adversely impacted by a net loss from consolidated results of operations for the period of $3,287,487. Despite positive operating income, the interest expense attributed to the Laurus financings caused a net loss for the year-to-date period. Offsetting the net loss were the non-cash adjustments to cash flows from operating activities, including depreciation, depletion and amortization of $6,797,462 and accretion of discount and amortization of loan costs to interest expense $1,337,011. Positive cash flows from operations were partially offset by other non-cash credits of $368,210.

We believe that our cash flows from operations will be subject to wide fluctuations, as a result of mark-to-market accounting, so long as our Secured Term Convertible Note is outstanding or its related derivatives are unexpired or unexercised.

September  30,  2005

Cash provided by operating activities of $371,305 for the nine months ended September 30, 2005, benefited from net income of $1,443,102, favorable non-cash adjustments of $658,752 for depreciation, depletion and amortization, $1,078,571 for accretion of discount and amortization of loan costs to interest expense, net and $1,602,500 for stock issued as compensation for consulting services. These benefits were reduced by the impact of the change in fair value of derivatives 3,182,511, gain on the sale of oil and gas properties ($98,181) and net changes in working capital ($823,603).

Investing  Activities  -
------------------------

September  30,  2006

Cash flows used in investing activities of $36,429,850 for the nine months ended September 30, 2006, were primarily attributed to the Mustang Creek Acquisitions completed in the second quarter of this year which totaled $32,787,219; the third acquisition of the L-H Gas Unit, completed in January 2006, which totaled $1,530,874; and capital expenditures for other oil and gas properties of $2,133,801 in accordance with our exploration and production program.

September  30,  2005

Cash flows used in investing activities of $20,854,524 for the nine months ended September 30, 2005, was primarily due to the first two acquisitions of the L-H Gas Unit, which totaled $19,135,577, capital expenditures for other oil and gas properties of $1,427,924 and drilling advances of $381,916 partially offset by proceeds from the sale of oil and gas property of $98,181.


Financing  activities  -
------------------------
September  30,  2006

Cash flows provided by financing activities of $37,213,363 came from net proceeds from the Gulf Coast Notes of $43,345,295 and were used to make payments on all the Laurus financings totaling $6,023,511; and for $108,421 in loan closing costs.

September  30,  2005

Cash flows provided by financing activities of $22,577,634 for the nine months ended September 30, 2005 consisted of $24,500,000 proceeds from the L-H Gas Units and Wells Acquisitions Nos. 1 and 2 financings and $655,273 from the sale of common stock partially offset by loan closing costs of $1,805,156; and principal payments to reduce debt of $776,158.

                                     OUTLOOK
                                     -------

Our objective throughout the remainder of 2006 and 2007 is to achieve profitability and generate positive cash flows from operations to meet our working capital requirements and service our debt, namely the principal and interest payments under the Convertible Note, the Amended Secured Term Note and as a result of the Purchase Agreements described above, the Gulf Coast Notes.

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

We believe that we have sufficient funds to repay the interest and principal payments on our $15,000,000 Convertible Secured Term Note with Laurus, which monthly principal payments commenced on July 1, 2006 from the revenue generated from our oil and gas properties and our current cash on hand, which amount may also be reduced by the conversion of certain portions of the debt into shares of our common stock by Laurus as described above. Additionally, we believe that because of the amendment to our September 2005 Secured Term Note with Laurus, which currently has a principal balance of approximately

$6,351,391, which amendment provides for the principal and interest payments on such note to be paid by way of a production payment equal to eighty percent (80%) of the gross proceeds paid to us in respect of oil, gas and/or other hydrocarbon production arising from our 7.25% working interest in the Wishbone Field in the Lindholm-Hanson Gas Unit; and because the $45,000,000 Gulf Coast
Notes is to be paid by a similar eighty percent (80%) production payment from the production on our Manti Property and the property purchased by Gulf Coast in June 2006 (as described above), such notes will not adversely impact our future current assets or cash on hand. Furthermore, we hope to refinance the Secured Term Note, prior to its due date in January 2007, of which there can be no assurance. As such, we believe we will be able to continue our planned oil and gas operations for approximately the next twelve months, assuming that our level of oil and gas production remains constant or expands and that the prices of oil and gas remain constant or increase.

However, moving forward, our growth and continued operations could be impaired by limitations on our access to the capital markets. In the event that we do not generate the amount of revenues from our oil and gas properties which we anticipate, and/or we decide to purchase additional oil and gas properties (such as the planned purchase of the Jevelina field interests described above) and are required to raise additional financing, we may be forced to pay Laurus principal and/or interest on our Term Note and Gulf Coast Notes (instead of having such payments paid by the production payments described above), and/or scale back our operations which would have a material adverse impact upon our ability to pursue our business plan. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our Common Stock or equity financings which are dilutive to holders of our Common Stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

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

We raised $15,000,000 from the sale of a Secured Convertible Term Note to Laurus Master Fund, Ltd. ("Laurus"); $3,675 from Laurus' exercise of a portion of the Option; and $9,500,000 from the sale of a separate Secured Term Note to Laurus in 2005. Additionally, our wholly owned subsidiary, Gulf Coast Oil Corporation ("Gulf Coast") borrowed an aggregate of $45,000,000 from Laurus during the second quarter of 2006. However, approximately $61,401,097 of the aggregate of $69,503,675 which was borrowed from Laurus, was immediately used to purchase interests in McMullen, County, Texas including the Mustang Creek field wells and the interest in the Wishbone field; pay closing costs and fees in connection with the various funding transactions; and to repay amounts previously owed. As a result, as of September 30, 2006, we had $8,612,346 of cash on hand.

We believe our cash on hand as of September 30, 2006; the additional money borrowed by Gulf Coast during the second quarter of 2006; and the revenues which we expect to generate from the sale of oil and gas this year will allow us to pay our outstanding liabilities and continue our business operations through 2006. However, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we provide any assurances that if found, that the oil and/or gas will be in commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, and the amount of money we receive from the sale of oil and gas, we may need to raise additional capital substantially faster than twelve months, which we currently estimate such previously borrowed monies and monies we receive through the production of oil and gas will last. As such, we may need to raise additional capital much sooner than the twelve month estimate which our management currently feels is reasonable. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note, later amended and replaced by the Restated Note, described below (the "Note"), which bears interest at the rate of 10.25% per year (as of November 1, 2006), which is subject to adjustment as described below under "Description of Business," and which is due and payable on June 30, 2008, and which $250,000 of principal is payable on the first day of each month beginning on July 1, 2006 and ending on June 30, 2008, at which time the remaining principal amount of approximately $9,000,000 is due and payable. Additionally, on September 19, 2005, we sold
Laurus a separate Secured Term Note (the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, based on a 360 day year and is payable monthly in arrears through 80% of the production payments on our 7.5% working interest on the Lindholm-Hanson Gas Unit property purchased in September 2005. The Term Note is currently due on January 2, 2007.

Additionally, our wholly owned subsidiary, Gulf Coast, sold a Secured Term Note in the amount of $40,000,000, which note bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of November 1, 2006) per year and which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009, as well as a forty (40) month Secured Term Note in the amount of $5,000,000, which bears interest at the rate of 17.5% per year and which unpaid principal and interest, if any, shall be due and payable on October 30, 2009, which are payable through 80% of the production payments of the Manti Property and the assets purchased by Gulf Coast in June 2006, as described below. While, we do have sufficient cash on hand to pay the December 1, 2006 payment of $250,000 of principal on the Note, there can be no assurance that we will continue to have sufficient funds to pay any principal or interest on the Note when due, or the Term Note or Gulf Coast Notes if such production payments are not sufficient to pay Laurus monthly amounts due. Also, we cannot make any assurances that we will have funds available to repay the full $15,000,000 remaining on the Note, the approximately $6,351,391 remaining on the Term Note (not including any accrued or unpaid interest, as of the filing of this Report) and/or that Gulf Coast will have sufficient funds to repay the approximately $45,000,000 owed to Laurus, if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described below. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into account payments of principal, which we may not have sufficient funds to pay, and conversions) when due, the interest on or the principal amount of the Term Note when due and/or if Gulf Coast does not have sufficient funds to repay the Gulf Coast
Notes, if not sufficiently repaid through the production payments described below, we will be in default and Laurus may take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities"). As a result, we will need to raise or otherwise generate approximately $15,000,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our common stock) by June 30, 2008 and $9,500,000 to repay the Term Note and $45,000,000 to repay the Gulf Coast Notes (not including any interest which is accruing), if such notes are not repaid by production payments on certain of our properties, as described below, by January 2, 2007 and October 28, 2009 and October 30, 2009, respectively. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

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

ONE OF OUR NON-OPERATING WORKING INTEREST PARTNERS HAS BEEN DISSEMINATING INFORMATION REGARDING OUR OPERATIONS AND PLANS, WHICH INFORMATION HAS NOT BEEN REVIEWED OR VERIFIED BY OUR MANAGEMENT AND WHICH INFORMATION MAY THEREFORE INCLUDE INCORRECT OR MISLEADING INFORMATION ABOUT US, WHICH WE COULD BE HELD LIABLE FOR.

It has come to our attention that one of our non-operating working interest partners in the Hamill and Hamill lease in the Sargent South Field, Matagorda County, Texas, has been disseminating information about us and our properties, which has not been reviewed by us or our management and which disclosures have not been verified by us as accurate. Although we believe that it is unlikely, we could be held liable to investors who purchase shares of our common stock in reliance on such potentially misleading information. If this were to happen, we could be forced to expend resources, including cash and time in defending or litigating such claims, which could decrease the amount of cash on hand we have for our oil and gas operations, and ultimately cause the value of our securities to decrease in value. We cannot assure the accuracy of any publicly disclosed information by any company or third party, which has not been officially released by us, and we make no obligations or commitments to update or correct any incorrect information regarding our operations which is not directly disseminated by us. As such, we encourage our investors and potential investors to review our official press releases, our recent SEC filings and the information disclosed on our website, www.newcenturyenergy.com, before making an investment decision in our company.

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

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. In the short-term our reserves and production on a barrel of oil equivalent (BOE) is weighted towards crude oil and over the long term we believe that oil prices are likely to affect us more than natural gas prices because as of September 30, 2006 (on a BOE using 6 MCF equals 1 barrel of oil), more than approximately 53% of our current proved reserves were crude oil; however, natural gas reserves comprise a significant portion or our proved reserve base, equal to approximately 43%, and fluctuations in natural gas prices can also have a significant impact on our cash flow and financial condition. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Note, Warrant, Option and December Option, pursuant to a Registration Rights Agreement, and such shares are currently being registered pursuant to a Form SB-2 Registration Statement. We originally agreed to provide our best efforts to obtain effectiveness of such Registration Statement by October 28, 2005 (120 days from the date of the closing of the Securities Purchase Agreement), which date was extended to December 12, 2005, pursuant to an Amendment Agreement entered into with Laurus on November 4, 2005; to January 31, 2006, pursuant to a Second Amendment Agreement entered into with Laurus on December 14, 2005; to July 1, 2006, pursuant to the Third Amendment Agreement entered into on December 30, 2005; to August 15, 2006 pursuant to the Fourth Amendment entered into in May 2006; and to September 15, 2006 pursuant to the Fifth Amendment entered into in June 2006; to October 15, 2006 pursuant to the Sixth Amendment entered into in September 2006, and finally to April 16, 2007, pursuant to the Seventh Amendment Agreement entered into in October 2006.

If we do not obtain effectiveness of our Form SB-2 Registration Statement by the amended date, or such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of this Registration Statement, or our common stock is not listed or quoted, or is suspended from trading for a period of three days from the OTC Bulletin Board, which we are unable to cure within 30 days of notice thereof, we will be forced to pay Laurus, as liquidated damages, an amount equal to the amount outstanding under the original principal amount of the Note times 0.0005 (which as of the date of this filing would be equal to approximately $7,500), per day that such event listed below exceeds the time period given. As a result, if we fail to obtain effectiveness of our Form SB-2 Registration Statement by April 16, 2007, or our common stock ceases to trade on the OTC Bulletin Board, we will be forced to pay substantial penalties to Laurus, which would cause us to spend a substantial amount of the money raised in connection with the sale of the Note and Term Note, and could force us to abandon or scale back our current planned operations.

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

As of November 10, 2006, we had 56,010,612 shares of common stock issued and outstanding. We currently plan to register 5,200,000 shares of common stock pursuant to our Form SB-2 Registration Statement, which registered shares will represent a portion of the shares of common stock which Laurus' warrant is exercisable for which is exercisable at $0.80 per share. Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. As a result, as sequential conversions and sales take place, the price of our common stock may decline to the detriment of our then shareholders. All of the shares issuable upon conversion of the Warrant which are being registered on our registration statement may be sold without restriction once such registration statement is declared effective and the Warrant is exercised and the shares of common stock underlying the Note may be sold without restriction pursuant to Rule 144(k) once such securities have been held for more than two years and the sale of these shares may adversely affect the market price of our common stock.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 158 "Employers' Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87,88,106 and 132(R)" ("SFAS 158"), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. We have no defined benefit plans; therefore we do not expect the adoption of SFAS 158 to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a frame work for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any; the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

In July 2006, The Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operations or cash flows.

In March, 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SPAS 155 will have on our consolidated financial position, results of operations or cash flows.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
----------------------------------------------

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or asset, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2005 Annual Report on Form 10-KSB, includes a discussion of our critical accounting policies.


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

None.

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

10.9(4)            Purchase and Sale Agreement (September 2005)

10.10(5)           September 2005 Securities Purchase Agreement

10.11(6)           Amended and Restated Secured Term Note

10.12(5)           September 2005 Reaffirmation and Ratification Agreement

10.13(5) Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas

10.14(5) Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas

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

10.42(12)          Reaffirmation, Ratification and Amendment Agreement

10.43(12)          Fourth Amendment Agreement with Laurus

10.44(13)          Fifth Amendment Agreement with Laurus

10.45(14)          June 2006 Asset Purchase Agreement

10.46(14)          June 2006 Securities Purchase Agreement
                   (Gulf Coast and Laurus)

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

10.50(14)          Collateral Assignment

10.51(14)          Reaffirmation and Ratification Agreement (Gulf Coast)

10.52(14)          Reaffirmation and Ratification Agreement
                   (New Century and Century)

10.53(16)          Sixth Amendment Agreement

10.54(17)          Seventh Amendment Agreement

10.55*             September 2005 Funds Escrow Agreement

10.56*             September 2005 Funds Disbursement Letter

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

(6) Filed as an Exhibit to our Form 8-K filed on April 4, 2006, and incorporated herein by reference.

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

(16) Filed as an exhibit to the Company's Form 8-K filed with the Commission on September 13, 2006, and incorporated herein by reference.

(17) Filed as an exhibit to the Company's Form 8-K filed with the Commission on October 26, 2006, and incorporated herein by reference.


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

     o September 13, 2006 - Amended Report on Form 8-KA, to include the audited financial statements of Gulf Coast's second acquisition of oil and gas interests in McMullen County, Texas, as originally reported in the Company's Report on Form 8-K filed with the Commission on July 7, 2006.

     o September 13, 2006 - Report on Form 8-K to report our entry into the Sixth Amendment Agreement with Laurus.

The Company filed the following report on Form 8-K subsequent to the period covered by this report:

     o October 26, 2006 - Report on Form 8-K to report our entry into the Seventh Amendment Agreement with Laurus as well as our entry into a Letter of Intent to purchase certain oil and gas working interests.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       New Century Energy Corp.

DATED: November 16, 2006               By: /s/ Edward R. DeStefano
                                       ---------------------------
                                       Edward R. DeStefano
                                       Chief Executive Officer