Form 10KSB
period 2006-12-31
New Century Energy Corp.
filed 2007-04-12
CIK 1079797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
(Address of principal executive offices)

(713) 266-4344
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

The issuer's revenues for the most recent fiscal year ended December 31, 2006 were $14,927,202.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 4, 2007, was approximately $1,479,700.

As of March 30, 2007, the issuer had 56,010,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock"),

Documents Incorporated by Reference:

NONE

Transitional Small Business Disclosure Format:

Yes [   ] No [X]

NEW CENTURY ENERGY CORP.
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB (THIS "FORM 10-KSB"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF NEW CENTURY ENERGY CORP. ("NEW CENTURY", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

Information regarding certain technical oil and gas exploration terms which are used throughout this Form 10-KSB can be found in the "Glossary of Oil and Gas Terms," incorporated by reference into this Form 10-KSB as exhibit 99.1.

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

On September 30, 2004, the Company acquired 100% of the issued and outstanding common stock of Century Resources, Inc., a Delaware Corporation ("Century"), which was originally established for the acquisition, development, production, exploration for, and the sale of oil and natural gas in Texas, in exchange for 37,500,000 newly issued post 1:100 reverse split (described below) shares of the Company's common stock, pursuant to an Agreement and Plan of Reorganization whereby Century became a wholly-owned subsidiary of the Company (the "Exchange"). Also on September 30, 2004, the Company affected a 1:100 reverse stock split. Unless otherwise stated, all share amounts in this report on Form 10-KSB are provided in post reverse split shares.

In connection with the Exchange, the Company agreed to transfer all rights to the existing installation of hardware and software used to develop intellectual property, all trademarks, copyrights and marketing materials developed for sales and distribution of such products relating to Internet/Intranet software products and services and an Internet web site for the hazardous material to the Company's wholly owned subsidiary, ERC Solutions, Inc., a Delaware corporation ("ERC"), and changed its business focus to oil and gas exploration and production. On October 26, 2004, in connection with its new business focus, the Company filed Articles of Amendment with the Colorado Secretary of State, to change its name to "New Century Energy Corp." which name change became effective on November 1, 2004.

In November 2004, the Company filed a Certificate of Correction to the Company's previously filed Articles of Amendment, to correct the number of shares the Company is authorized to issue. As a result of this correction, we had total authorized shares of 120,000,000, of which 100,000,000 were shares of Common Stock, par value $0.001 per share, and 20,000,000 were shares of Preferred Stock, par value $0.001 per share ("Preferred Stock"), prior to the filing of the June 2006 amendment to our Articles of Incorporation described below.

On June 12, 2006, at a special meeting of shareholders, shareholders holding a majority of our voting shares voted to approve the filing of Articles of Amendment to our Articles of Incorporation to increase our authorized shares of common stock to 200,000,000 shares of common stock, par value $0.001 per share, and to reauthorize 20,000,000 shares of Preferred Stock, par value $0.001 per share. We filed the Articles of Amendment on June 12, 2006, which Articles of Amendment became effective on June 12, 2006.

DESCRIPTION OF THE COMPANY'S BUSINESS FOCUS

Overview:

New Century Energy Corp. is an independent oil and gas exploration and production company, with daily net production to its working interest of approximately 2.3 million cubic feet of gas per day (Mcfgpd) and 620 barrels of oil per day (Bopd). The Company's proved reserves as of December 31, 2006 are 7.1 billion cubic feet (Bcf) of natural gas and 858,000 barrels of crude oil. The Company's major areas of operations are located in the United States primarily in Matagorda, Wharton and McMullen counties in Texas. During 2006, the Company's proved oil reserves increased by over 700% due to acquisition and drilling success of new oil reserves in the Mustang Creek Field in McMullen County, Texas. Proved developed reserves on a barrel of oil equivalent (using 6 MCF’s equals 1 barrel of oil) comprise 55% of the Company's total proved oil reserves, and 30% of the Company’s total proved gas reserves.

The Company's estimates of proved reserves and proved undeveloped reserves at December 31, 2006 and 2005, and changes in proved reserves during the last two years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities in the Company's 2006 Consolidated Financial Statements of this Form 10-KSB. Proved reserve estimates were made by R.A. Lenser and Associates, an independent petroleum evaluation and consulting firm, and were prepared in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

The Company earns revenues and income and generates operating cash flows primarily from the sale of natural gas and crude oil at market prices of those products at the time of sale. An important element in understanding the Company's future operating performance are trends and uncertainties in natural gas and crude oil prices that may have a material impact on future cash flows. Trends in energy supply and demand are affected by many factors that are difficult to predict, such as energy prices, U.S. economic growth, advances in technology, changes in weather patterns, and future public policy decisions. The Energy Information Administration “EIA” of the U.S. Government in its Annual Energy Outlook 2007 reports, states, “real world crude oil prices, are projected to decline gradually from their 2006 average of more than $69 per barrel to just under $50 per barrel by 2014 as new supplies enter the market.” In the EIA’s current projections regarding oil, OPEC increases production at a rate that keeps average prices in the $50 to $60 per barrel through 2030. Regarding natural gas, the EIA’s current projection calls for the average U.S. wellhead price for natural gas “to decline gradually from the current level, as increased drilling brings on new supplies and new import sources become available. The average price falls to just under $5 per thousand cubic feet in 2015, then raises gradually to about $6 per thousand cubic feet in 2030.” (EIA “Annual Energy Outlook 2007”)

With the uncertainties in product prices, and possible changes in sales volumes that may increase or decrease as a result of future operations, these factors can impact cash flow from operating activities in the short and long term. If there are significant changes in crude oil or natural gas prices in 2007 and 2008 beyond those projected by the EIA, this factor may have a material impact on future revenues, income and operating cash flows for the Company.

The discussion found below describes our activities and operations in more detail.

BUSINESS STRATEGY FOR 2007 & 2008

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

5.	maintain a highly experienced team of operations and exploration consultants using state of the art technology; and

6.
develop drilling prospects and acquire acreage positions over new drilling areas, for future drilling by the Company or farmout to qualified industry partners. In connection with this strategy, new projects are being evaluated in Texas.

2005 AND 2006 FUNDING AND
RELATED ACQUISITION AGREEMENTS

JUNE 2005 LAURUS FUNDING TRANSACTIONS

On June 30, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus" and the "Closing"), whereby we sold a Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000)(the "Note" or "Convertible Note"), which is convertible into an aggregate of 24,193,548 shares of our common stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of common stock at $0.80 per share (the "Warrant"); issued an option to Laurus to purchase up to 10,222,784 shares of our common stock (representing 20% of our outstanding common stock on a fully-diluted basis [prior to the issuance of shares in connection with the Purchase and Sale Agreement]), for $0.001 per share (as amended)(the "Option"). We also granted Laurus registration rights to the shares issuable in connection with the Convertible Note and exercisable in connection with the Warrant and Option pursuant to a Registration Rights Agreement.

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

SECURED CONVERTIBLE NOTE

In connection with the Securities Purchase Agreement, we issued Laurus a three (3) year Secured Convertible Note in the amount of $15,000,000, which was subsequently replaced by an Amended and Restated Secured Convertible Term Note and a Second Amended and Restated Note (the "Convertible Term Note" or the "Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of March 30, 2007, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, is due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note is payable monthly, in arrears, commencing on September 1, 2005. Additionally, if the Registration Statement covering the shares which the Note and Warrant are convertible into has been declared effective and our common stock has traded at least 25% above the "Fixed Conversion Rate," initially $0.62, which is subject to adjustment as described below, for the five trading days immediately preceding the date a monthly interest payment is due, then the Contract Rate is reduced by 1% for each incremental 25% increase in the market price of our common stock above the then applicable Fixed Conversion Rate (for example, if our common stock has traded at $0.93 for the five trading days preceding the due date of a monthly interest payment, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our common stock traded above the Fixed Conversion Rate); however, in no event shall the Contract Rate at any time be less than 0%.

Additionally, we agreed to make payments of the principal amount owing under the Note, as amended, to Laurus on July 1, 2006, and on the first business day of each month thereafter, including the Maturity Date in the amount of $250,000 from July 1, 2006 to December 31, 2006, $100,000 from January 1, 2007 until December 31, 2007, and $250,000 from January 1, 2008 until June 30, 2008, together with any accrued and unpaid interest on such portion of the unpaid portion of the Note (together with any other amounts to be paid, including the Contract Rate, the "Monthly Amount") and to pay Laurus an amount equal to the outstanding principal amount of the Note and any accrued and unpaid interest on the Maturity Date.

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

The Note includes a provision whereby Laurus is not entitled to convert any amount of shares which would cause Laurus to become the beneficial owner of more than 9.99% of our outstanding common stock, which limitation automatically becomes null and void upon the occurrence and continuance of an event of default, or upon 75 days prior notice to us. In the event that we change our common stock into the same or a different number of securities by reclassification or otherwise, Laurus shall have the right to purchase an adjusted number of securities and kind of securities that would have been issuable as a result of such change with respect to the common stock (i) immediately prior to or (ii) immediately after, such reclassification, or other change at the sole election of Laurus.

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

We also granted Energy Capital Solutions, LP (“ECS”), 900,000 warrants immediately exercisable at $0.80 per share, under a separate warrant agreement, with piggyback registration rights pursuant to a finder's agreement in connection with the Closing. The Warrant allows Energy Capital Solutions, LP to purchase the shares until 5:00 p.m. CST, June 30, 2008.

On March 29, 2007, we entered into the First Amendment to common stock Warrant (the “Agreement”) with ECS. In consideration for ECS agreeing that the shares of common stock which the Warrant was exercisable did not have to be registered on the same Registration Statement as the Laurus stock was registered, we agreed to extend the expiration date of the Warrant from June 30, 2008 to June 30, 2009.

OPTION AGREEMENT

At the Closing, and in connection with the Securities Purchase Agreement, we granted Laurus an option which vested immediately to purchase up to 10,222,784 shares of our common stock at an aggregate exercise price of approximately $10,222.78 (with a per share exercise price of $0.001). Laurus agreed under the Option not to sell any shares of common stock issuable upon exercise of the Option until: (a) payment in full of all of our obligations and liabilities to Laurus under the Securities Purchase Agreement, and (b) the exercise of the Warrant by Laurus; provided; however that Laurus may sell all or any portion of the common stock issuable upon the Option following an event of default (as defined in the Note, and described under the section titled "Secured Convertible Note," above), or with 75 days notice to us of their intent to convert and hold more than 9.99% of our outstanding common stock, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing. On the day of the Closing, June 30, 2005, Laurus exercised a portion of the Option and received 3,675,000 shares of our common stock for an aggregate of $3,675, leaving an option to purchase 6,547,784 shares of our common stock for $6,547.78.

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

REGISTRATION RIGHTS AGREEMENT

We gave Laurus registration rights to the shares issuable to Laurus in connection with the Note, Warrant and Option, pursuant to a Registration Rights Agreement. The Registration Rights Agreement provided for us to file a Registration Statement with the Securities and Exchange Commission within 30 days of the Closing; however, we were able to obtain a one week extension from Laurus, and as a result, the filing of our original Registration Statement past the 30 day deadline did not cause an event of default to occur. Additionally, under the Registration Rights Agreement, we agreed to give our best efforts to obtain effectiveness of our Registration Statement within 120 days of the Closing. We along with Laurus eventually decided to withdraw our original Registration Statement and as a result, the 120 day period to obtain effectiveness was amended pursuant to the Amendment Agreements, described below. As a result of the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment and Seventh Amendment agreements with Laurus, described below, the date by which we were required to obtain effectiveness of our Registration Statement by, under the Registration Rights Agreement, was amended to April 16, 2007.

On January 17, 2007, we filed a Registration Statement with the Securities and Exchange Commission to register 6,108,501 shares of common stock. The shares represented a portion of the shares of common stock underlying the Laurus Warrant to purchase shares of our common stock at an exercise price of $0.80 per share as well as 250,000 shares of common stock currently held by Core Concepts, LLC. On February 12, 2007, the Registration Statement was declared effective by the Securities and Exchange Commission.

New Century Energy Corp. is not in default and will not be in default under its current contractual obligations to register shares of its common stock pursuant to the Registration Rights Agreement, as amended. In addition, New Century Energy Corp. will not incur liquidated damages in connection with any registration obligations at this time. It is acknowledged and agreed by Laurus, that in the event that Laurus sells all securities which have been registered on the registration statement, Laurus may require New Century Energy Corp. to file an additional registration statement (or statements) to register additional shares of common stock in the event that Laurus cannot rely on Rule 144(k) for the sale of shares issuable upon conversion of its Convertible Note, issuable upon exercise of its Warrant or Options. New Century Energy Corp. may incur significant penalties in the future, if it is unable to file additional Registration Statement(s), if required in the future, and/or if it is unable to gain effectiveness of such Registration Statement(s).

FIRST AMENDMENT TO THE NOTE, WARRANT AND OPTION

Effective as of January 10, 2007, we entered into the "First Amendment to the Note, Warrant and Option," with Laurus (the "First Amendment"), which First Amendment was consented and agreed to by Century with an effective date of June 30, 2005, whereby we modified the terms of the Note, Warrant and Option (as described and defined below) to adjust the limitation on the amount of our outstanding shares which Laurus is able to hold at any one time from 4.99% of our issued an outstanding stock (under the original provisions of the Note, Warrant and Option) to 9.99% of our issued and outstanding stock, to change the exercise price of the Option from an aggregate of $1.00 for 10,222,784 shares of our common stock (under the Options original terms) to $0.001 per share, and to clarify that Laurus is not able to sell any shares held in connection with the Option until both (a) payment in full of all of the obligations and liabilities of us to Laurus under the Securities Purchase Agreement and the Note have been paid in full and (b) the exercise of the Warrant by Laurus (unless an event of default occurs and continues to occur as described in greater detail above). The discussions of the Note, Warrant and Option found throughout this Form 10-KSB take into account the changes to the Note, Warrant and Option, which were made in connection with the First Amendment.

NOVEMBER 2005 PURCHASE AND SALE AGREEMENT AND JANUARY 2006 CLOSING

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

The effective date of the sale of the Seller's November 2005 Interest was October 1, 2005. The closing date for the purchase was November 22, 2005, but was subsequently extended to January 3, 2006, through an Amendment to Purchase and Sale Agreement dated November 2, 2005. The November 2005 Purchase and Sale Amendment also provided that we would equally share the net revenue of the November 2005 Interest with the Seller for the month of October 2005; provided that we would wire Seller a deposit in the amount of 10% of the purchase price of the November 2005 Interest at the time of closing; that we will be responsible for all Approval for Expenditures ("AFE") on the new proposed Lindholm-Hanson #9 well, which is planned to spud (begin drilling) within thirty days of the date of the amendment; that any monies paid by Seller in connection with the #9 well prior to October 1, 2005, will be repaid to Seller by us; that we will be responsible for all AFE charges from the date of the November 2005 Purchase and Sale Amendment for the workover on the #4 well; and that Seller shall be refunded for all unused and prepaid expenses with U.S. Enercorp, Ltd. for drilling the #11 and Fee #1 wells.

Additionally, under the November 2005 Purchase and Sale Agreement, we agreed to assume all duties and obligations of the Seller, express and implied, with respect to the purchased November 2005 Interest, including those arising under any lease, contract, agreement, document, permit, applicable law, statute or rule, regulation, or order of any governmental authority and defend, indemnify and hold Seller harmless from and pay or reimburse Seller for any and all claims in connection with the duties and obligations of Seller in connection with the ownership of the November 2005 Interest, before or after the effective date, except (a) to the extent any such claim has been asserted against Seller prior to the effective date, (b) as set forth in the November 2005 Purchase and Sale Agreement, or (c) any claim that is expressly assumed by Seller.

We also agreed to defend, indemnify and hold Seller harmless from and pay or reimburse Seller for any and all claims for damage to the environment, environmental cleanup, remediation or compliance, or for any other relief, arising directly or indirectly from or incident to the use, occupation, operation, maintenance or abandonment of any of the November 2005 Interest, or condition of the November 2005 Interest, whether latent or patent, including without limitation, contamination of the property or premises with Naturally Occurring Radioactive Materials ("NORM"), whether such claim was caused by Seller's negligence or strict liability, whether in law or equity, excluding Seller, Seller's agents, employees or contractors gross negligence or willful misconduct.

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

C)
All rights and claims arising, occurring, or existing in Seller prior to the effective date including, but not limited to, any and all contract rights, claims penalties, receivables, revenues, recoupment rights, rights of reimbursement, audit rights, recovery rights (excepting gas imbalances), accounting adjustments, mispayments, erroneous payments or other claims of any nature relating solely to any time period prior to the effective date; and

D)
Any claims, rights and interests of Seller or any of Seller's affiliates in and to any refunds of taxes or fees of any nature whatsoever which relate solely to and arise out of the period prior to effective date.

All production of oil, gas and other minerals from the November 2005 Interest prior to the effective date and all proceeds from the sale of such production remained the property of the Seller under the November 2005 Purchase and Sale Agreement. All such production upon and after the effective date and all proceeds from the sale thereof (other than one-half the net revenue interest from the November 2005 Interest granted to Seller pursuant to the November 2005 Purchase and Sale Amendment) will be our property. We assumed all rights and/or liabilities of Seller arising from any gas imbalances affecting the November 2005 Interest as of the effective date and thereafter.

On January 3, 2006, we closed the November 2005 Purchase and Sale Agreement. At the closing and in accordance with the provisions of the November 2005 Purchase and Sale Agreement, the Seller paid us the proceeds actually received by the Seller and attributable to production during the period between the effective date and the closing. At the time of closing, we reimbursed the Seller approximately $154,750 for drilling and development costs assumed by us and attributable to the ownership and operation of the purchased leases which were paid by Seller and incurred at or after the effective date.

THIRD AMENDMENT AGREEMENT WITH LAURUS

On December 30, 2005, we entered into a Third Amendment Agreement ("Third Amendment") to extend the date we were required to file a Registration Statement covering the securities issuable to Laurus, and obtain effectiveness of such Registration Statement, an Amended and Restated Secured Convertible Term Note ("Restated Note," described in greater detail below) and an Option (the "December Option"). The December Option, provides Laurus the right to purchase up to 5,061,392 shares of our common stock at $0.001 per share, representing ten percent (10%) of our fully diluted issued and outstanding shares of common stock prior to the date of the June 2005 SPA (June 30, 2005). Laurus agreed under the December Option not to exercise any rights under the December Option until: (a) payment in full of all of the obligations and liabilities of the Company to Laurus under the June 2005 SPA and Restated Note have been paid in full and (b) the exercise of the Warrant by Laurus, provided however that Laurus may sell all or any portion of the common stock issuable upon the December Option following an event of default (as defined in the Amended Note).

In connection with the Third Amendment, we also entered into the Restated Note, which replaced and superseded the Convertible Note, and which had an effective date of June 30, 2005, the date of the original Convertible Note. The Restated Note also included a provision which provided that the events of default set forth in the Restated Note are subject to the express waiver of certain events of default by Laurus in favor of the Company as provided in the Amendment and the Second Amendment entered into with Laurus on November 3, 2005 and December 14, 2005. The Restated Note provided that such events of default expressly waived pursuant to the First Amendment and the Second Amendment shall remain waived in accordance with the express terms of the First Amendment and the Second and shall not be deemed to constitute events of default for purposes of the Restated Note, the June 2005 SPA or related agreements, the September 2005 SPA and/or related agreements.

Additionally, under the Restated Note, Laurus agreed to amend the date on which we were required to begin making payments of principal under the original Convertible Note from January 1, 2006, until July 1, 2006, in consideration for us entering into the Restated Note, the December Option and the Third Amendment.

The payments of principal under the Restated Note are due monthly at the rate of $250,000 per month, until June 30, 2008, the maturity date of the Restated Note (the "Maturity Date"). On the Maturity Date, the $9,000,000 remaining outstanding under the Restated Note (assuming Laurus does not convert any principal amount of the Restated Note into shares of our common stock), plus any accrued and unpaid interest will be due and payable.

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

AMENDED AND RESTATED SECURED TERM NOTE

On or about March 30, 2006, with an effective date of September 19, 2005, we entered into the Amended and Restated Secured Term Note (the "Amended Term Note") with Laurus. Pursuant to the Amended Term Note, the maturity date of the September 2005 Secured Term Note ("Term Note") with Laurus was extended to January 2, 2007 (which has subsequently been extended to July 2, 2007, pursuant to the Second Restated Term Note). Additionally, a section was added to the Amended Term Note which provided for the Amended Term Note to be repaid by way of a production payment on certain of our oil and gas property (described below). The interest rate of the Term Note, which rate was not changed by the Amended Term Note, is twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears.

The Amended Term Note provides for the payment of amortizing payments ("Amortizing Payments") of principal and interest due under the Amended Term Note equal to eighty percent (80%) of the gross proceeds paid to us in respect of oil, gas and/or other hydrocarbon production arising from our 7.25% working interest in the Wishbone Field in the Lindholm-Hanson Gas Unit, located in McMullen County, Texas, purchased by us pursuant to the Purchase and Sale Agreement dated September 2, 2005 (the "September Interests" and the "Production Payments"). Pursuant to the Amended Term Note, each such Amortizing Payment shall be made by us to Laurus not later than five (5) days following the date on which we receive the Production Payment, commencing with all Production Payments received by us after March 1, 2006, with respect to the production month of January 2006 and each month thereafter. Our payment of the Amortizing Payments to Laurus will be in lieu of the monthly payments of interest accruing under the Term Note, which we had previously been making since November 1, 2005. The Second Restated Term Note, described below, added a provision, whereby we would be obligated to pay Laurus an amount each month equal to the greater of (a) the amount owing to Laurus in connection with the monthly Amortizing Payment and (b) the total amount of interest due under the Term Note.

APRIL 2006 GULF COAST TRANSACTIONS

On April 26, 2006, our then newly formed wholly owned subsidiary, Gulf Coast Oil Corporation, a Delaware corporation ("Gulf Coast"), entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (the "Purchase Agreement" and "Laurus"), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") and a common stock Purchase Warrant to purchase up to 49% of the shares of common stock of Gulf Coast (the "Gulf Coast Warrant") at $0.001 per share. In connection with the Purchase Agreement, Gulf Coast also entered into a Guaranty with Laurus (the "Gulf Coast Guaranty"); a Mortgage Deed of Trust, Security Agreement, Financing Statement and Assignment of Production; a Master Security Agreement; a Collateral Assignment; and a letter agreement relating to a Shareholders Agreement to be entered into between Laurus and Gulf Coast following Laurus' exercise of the Gulf Coast Warrant. In connection with Gulf Coast's entry into the Securities Purchase Agreement, we and Century Resources, Inc., our wholly owned Delaware subsidiary ("Century") entered into a Guaranty with Laurus (the "New Century Guaranty"); we and Century entered into an Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in favor of Laurus; and we entered into a Stock Pledge Agreement with Laurus.

GULF COAST NOTE

In connection with the Purchase Agreement, Gulf Coast issued Laurus a three (3) year Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of March 30, 2007) per year, and which at no time shall bear interest at less than 8% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009 (the "Maturity Date"). The interest on the Gulf Coast Note is payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the Gulf Coast Note are due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the Gulf Coast Note, interest on the Gulf Coast Note shall only be payable as a component of the Amortization Amount, unless such Amortization Amount is less than $150,000 for any month, as described below.

The Gulf Coast Note was replaced by the Amended and Restated Secured Term Note in connection with Gulf Coast's entry into the June 2006 Purchase Agreement with Laurus (described in greater detail below) (collectively the "Gulf Coast Note"). The amendment to the Gulf Coast Note, amended the monthly Amortization Amount which was to be paid under the Gulf Coast Note, from 80% of the gross proceeds paid to Gulf Coast in connection with all of Gulf Coast's oil, gas and/or other hydrocarbon production, to .875 times 80% of such production, to allow for the remaining 12.5% of 80% of Gulf Coast's production to be paid to Laurus in connection with Amortization Amounts due on the June 2006 Gulf Coast Note, as described and defined below. The amendment also provided that any event of default or failure to pay the June 2006 Gulf Coast Note, would be treated as an event of Default under the Gulf Coast Note. All references to the Gulf Coast Note contained in this filing have been revised to reflect the changes affected by the Amended and Restated Secured Term Note.

Each monthly Amortization Amount will be equal to the product of (a) .875 and (b) eighty percent (80%) of the gross proceeds paid to Gulf Coast in respect of all oil, gas and/or other hydrocarbon production in which Gulf Coast has an interest less (i) the reasonable ordinary day to day expenses associated with Gulf Coast's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) Gulf Coast's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to Laurus' approval, which approval shall be provided in the exercise of Laurus' reasonable discretion based on such supporting documentation from Gulf Coast as Laurus shall request (the "Net Revenue"). Provided, however, that each Amortization Amount shall be equal to one hundred (100%) of Net Revenue, upon the occurrence and during the continuance of an Event of Default under the Gulf Coast Note as described below.

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

Pursuant to a Reaffirmation, Ratification and Amendment Agreement, simultaneously with Gulf Coast's receipt of accrued production revenue paid to Gulf Coast at the closing of the Asset Purchase Agreement, for the period from December 1, 2005, the effective date of the Asset Purchase Agreement, to May 1, 2006, we made a mandatory prepayment against the outstanding balance of our September 2005 Note in an amount equal to eighty percent (80%) of the net accrued production revenue or $2,565,386. We paid this amount to Laurus on May 1, 2006 as partial payment of the $9,500,000 September 30, 2005, Secured Term Note, as amended, which Secured Term Note had an approximate remaining balance of $7,034,614 as of May 1, 2006, not including any accrued or unpaid interest, and a remaining balance of $ 6,351,391 as of April 4, 2007.

APRIL 2006 GULF COAST ACQUISITION

On April 28, 2006, Gulf Coast entered into an Asset Purchase Agreement ("Asset Purchase Agreement") and closed the purchase of certain undivided interests in producing properties as well as undeveloped oil and gas mineral leases totaling 9,167 acres and other related assets and contracts in McMullen County, Texas (the "Manti Property"), from Manti Resources, Inc., a Texas corporation, Manti Operating Company, a Texas corporation and Manti Mustang Creek, Ltd., a Texas limited partnership (collectively "Manti"). The purchase price of the Manti Property was $33,000,000, which amount was paid from funds received from Gulf Coast's sale of the Gulf Coast Note to Laurus. The effective date of the Asset Purchase Agreement, for the purpose of the receipt of proceeds from the sale of hydrocarbon reserves was December 1, 2005.

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

JUNE 2006 GULF COAST NOTE

In connection with the June 2006 Purchase Agreement, Gulf Coast issued Laurus a forty (40) month Secured Term Note in the amount of $5,000,000 (the "June 2006 Gulf Coast Note"), which accrued interest at the rate of 17.5% per year, and which unpaid principal and unpaid accrued interest, if any, was due and payable on October 30, 2009 (the "Maturity Date"). The interest on the June 2006 Gulf Coast Note was payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the June 2006 Gulf Coast Note was due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount").

Each monthly Amortization Amount was equal to the product of (i) one-eighth (.125) times (ii) eighty percent (80%) of the gross proceeds paid to Gulf Coast in respect of all oil, gas and/or other hydrocarbon production in which Gulf Coast has an interest less (i) the reasonable ordinary day to day expenses associated with Gulf Coast's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) Gulf Coast's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to Laurus' approval, which approval shall be provided in the exercise of Laurus' reasonable discretion based on such supporting documentation from Gulf Coast as Laurus shall request (the "Net Revenue").

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

The June 2006 Gulf Coast Note was repaid in full in connection with funds received from Laurus in connection with the sale of the December 2006 Note as described in greater detail below.

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

SEVENTH AMENDMENT AGREEMENT WITH LAURUS

On or about October 12, 2006, with an effective date of October 15, 2006, we entered into a Seventh Amendment Agreement with Laurus (the "Seventh Amendment"), which amended the terms of our Registration Rights Agreement with Laurus. The Seventh Amendment extended the date we are required to have our Form SB-2 filing effective with the Securities and Exchange Commission pursuant to the Registration Rights Agreement to April 16, 2007. From May 2, 2006 to October 12, 2006, the date we entered into the Seventh Amendment Agreement, we entered into a total of four Amendment Agreements with Laurus, the Fourth Amendment Agreement, Fifth Amendment Agreement and Sixth Amendment Agreement, which extended the date we were required to file our registration statement and obtain effectiveness of such registration statement pursuant to the Registration Rights Agreement.

EIGHTH AMENDMENT AGREEMENT

On or about December 5, 2006, we entered into the Eighth Amendment Agreement (the "Eighth Amendment") with Laurus, whereby we amended the terms of the Warrant and Options to add a cashless conversion feature, whereby Laurus may exercise the Warrant and Options and receive an amount of shares of common stock equal to the number of shares exercised multiplied by the exercise price of the security divided by the Fair Market Value of our common stock (as defined in the Warrant and Options).

Laurus also agreed that we would no longer be bound by the Registration Rights Agreement, and therefore no longer be required to register the shares of common stock issuable to Laurus in connection with the conversion of the Note or exercise of the Options.

Laurus agreed pursuant to the Eighth Amendment that it would not be able to affect a cashless exercise of the Warrant shares until December 4, 2007. Additionally, Laurus agreed that it would not be able to affect a cashless exercise of the Option shares, until the earlier of (i) the date the shares of common stock exercisable in connection with the Warrant are registered pursuant to an effective registration statement and (ii) December 4, 2007. Laurus also agreed that if a registration statement covering all of the shares of common stock issuable in connection with the exercise of the Warrant has been declared effective and remains effective, Laurus would be required to pay cash to exercise the Warrant, and the cashless exercise would not be available to Laurus.

On or about January 10, 2007, we entered into an Agreement to Rescind the Eighth Amendment Agreement (the "Rescinding Agreement"), whereby we and Laurus agreed to rescind the Eighth Amendment Agreement in its entirety, and that all of the provisions of the Registration Rights Agreement, Options and Warrant which were revised by the Eighth Amendment would be restored, and the Registration Rights Agreement, Options and Warrant would have the same terms and conditions as they had immediately prior to the parties entry into the Eighth Amendment Agreement.

DECEMBER 2006 SECURED NOTE FINANCING

On December 28, 2006, we entered into a Securities Purchase Agreement (the "December 2006 Purchase Agreement") with Laurus, pursuant to which we sold Laurus a Secured Term Note in the aggregate principal amount of $16,210,000 (the "December 2006 Note").

The December 2006 Note bears interest at the prime rate plus 2% per annum until paid (which is subject to a floor of 8% per annum), which currently has an interest rate of 10.25% per annum, with the prime rate as of March 27, 2007 of 8.25% per annum. Interest due under the December 2006 Note is payable monthly in arrears beginning on February 1, 2007. The maturity date of the December 2006 Note is January 4, 2010. Amortizing payments are due pursuant to the December 2006 Note beginning on July 1, 2007, and the first business day of each month thereafter equal to $200,000. We have the right to prepay the December 2006 Note at any time without any prepayment penalty. If an Event of Default occurs under the December 2006 Note (as defined and described in the December 2006 Note), the December 2006 Note bears interest at the applicable interest rate then in affect plus an additional 2% per annum, and Laurus can declare 130% of the then entire outstanding amount of the December 2006 Note due and payable.

In connection with the sale of the December 2006 Note, we agreed to pay Laurus Capital Management, L.L.C., the manager of Laurus, a closing payment equal to $210,000. We also reimbursed Laurus' for certain due diligence and document fees equal to $30,000. The use of proceeds for the December 2006 Note is described in greater detail below.

In connection with the December 2006 Purchase Agreement, we, Century and Gulf Coast, entered into a Reaffirmation and Ratification Agreement with Laurus, whereby we agreed to ratify and confirm the terms of the June 30, 2005 closing documents and related documents, the September 19, 2005 closing documents and relating documents, the April 2006 closing documents and related documents, the June 2006 closing documents and related agreements and the December 2006 closing agreements and related agreements with Laurus, including the Second Restated Convertible Term Note (as defined below), the Restated Term Note (as defined below), the December 2006 Note, the $40,000,000 April 2006 Amended and Restated Secured Term Note, and the $5,000,000 June 2006 Secured Term Note owed to Laurus by Gulf Coast (collectively the "Closing Documents"); the events of default under the Closing Documents and the fact that an event of default by us or our subsidiaries under one of the Closing Documents would trigger an event of default under every Closing Document; the grants of security interests to Laurus in connection with Closing Documents; and we, Century and Gulf Coast agreed to release Laurus, and Laurus' employees, agents, representatives, consultants, attorneys, fiduciaries, officers, directors, partners, predecessors, successors and assigns, from any and all actions and causes of action, judgments, executions, suits, debts, claims, demands, liabilities, obligations, damages and expenses of any and every character, known or unknown, direct and/or indirect, at law or in equity, for or because of any matter or things done, omitted or suffered to be done by any of the above, prior to and including the date of execution of the Reaffirmation and Ratification Agreement and the Closing Documents.

Gulf Coast also entered into an Amended Guaranty with Laurus in connection with the December 2006 Purchase Agreement, whereby Gulf Coast agreed to individually guaranty the prompt payment by us of the amounts due under the Closing Documents. We, Gulf Coast and Century also entered into a Master Security Agreement in favor of Laurus, whereby we, Century and Gulf Coast granted Laurus a continuing blanket security interest in all of Gulf Coast's, Century's and our assets, including all of Gulf Coast's, Century's and our cash and cash equivalents, all rights to oil and gas leases and contracts currently owned, and any other oil and gas interests or contracts obtained by Gulf Coast, Century and us in the future, all property, hydrocarbons, operating equipment and well data, to secure the repayment of the Closing Documents and all other obligations and liabilities owing to Laurus.

The $16,210,000 received pursuant to the December 2006 Note was disbursed as follows:

o	$1,000,000 to us to be used as our management determines is in the best interest of the Company;

o	$10,000,000 to Laurus for repayment of the amount owing under the $5,000,000 June 2006 Gulf Coast Secured Term Note, with the remaining balance to be applied to the principal of the April 2006 $40,000,000 Amended and Restated Secured Term Note;

o	$210,000 to Laurus Capital Management, L.L.C. for management fees;

o	$30,000 to Laurus for due diligence and document fees;

o	$3,000 to Loeb & Loeb LLP, as an escrow fee; and

o
$4,967,000 to our restricted bank account with Laurus at North Fork Bank, which amount is to be held by the bank as security for our obligations under the Closing Documents, with $1,500,000 payable to us every ninety days until the entire amount of the $4,967,000 is received by us, which amount shall be disbursed to us in Laurus' sole discretion.

In connection with the closing of the December 2006 Purchase Agreement, we and Laurus entered into a Second Amended and Restated Secured Term Note (the "Second Restated Term Note"), which amended the terms of our $9,500,000 Secured Term Note with Laurus, as amended and restated (the "Restated Convertible Note"), and a Second Amended and Restated Secured Convertible Term Note (the "Second Restated Convertible Note"), which amended the terms of our $15,000,000 Secured Convertible Term Note with Laurus, as amended and restated (the "Term Note").

The Second Restated Term Note revised the amortization payments required under the original Amended and Restated Secured Convertible Term Note (the "Restated Convertible Note"). Under the Restated Convertible Note, we were obligated to make monthly amortization payments under the Restated Convertible Note of $250,000 per month until the Restated Convertible Note was due and payable on June 30, 2008. The Second Restated Convertible Note revised the amortization payments we are required to make such that, beginning January 1, 2007, though December 31, 2007, we are required to make monthly amortization payments of $100,000, and beginning January 1, 2008, through June 30, 2008, we are required to make monthly amortization payments of $250,000 per month.

The Second Restated Term Note amended the maturity date of the Restated Term Note from January 2, 2007, until July 2, 2007, and revised the amortization language of the Restated Term Note, to provide for the monthly amortization amount due under the note to equal the greater of (i) eighty percent (80%) of the gross proceeds paid to us in respect of oil, gas and/or other hydrocarbon production arising from our 7.15% working interest in the Wishbone Field in the Lindholm-Hanson Gas Unit located in McMullen County, Texas, and (ii) the monthly interest payment, equal to 20% per annum, payable monthly in arrears.

RESEARCH AND DEVELOPMENT

We currently own licenses to 3-D seismic surveys and data over the South Sargent Field, Prado Field, the San Miguel Creek Field, and Mustang Creek Field which we plan to continue reprocessing and interpretation efforts on.

EMPLOYEES

We have six (6) contract employees, four (4) of whom are employed in field operations. We also have four (4) full time employees who work for us, our Chief Executive Officer, Edward R. DeStefano (who also serves as President, Chief Financial Officer, Treasurer, Secretary and Director), and our controller, an accountant and an administrative assistant.

COMPETITION

We face competition from numerous other oil and gas exploration and development companies, which have greater resources than we do and may be better able to find and extract commercial quantities of oil and gas and may be able to offer their oil and gas products at prices lower than we can.

PATENTS, TRADEMARKS AND LICENSES

As an oil and gas operator in Texas, we are required to have a Texas Railroad Commission Operator number, which number is 141835. Additionally, we are required to, and have certain bonds in connection with our oil and gas exploration activities. We may also be required to obtain other permits from government agencies depending on the location of future exploration plans. We do not currently hold any patents or trademarks.

GOVERNMENT REGULATION

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact our oil and gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.  Management believes that we are in substantial compliance with applicable environmental laws and regulations. To date, we have not expended any material amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position, results of operations or cash flows. However, if we are deemed not to be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our available cash and liquidity.

ITEM 2. DESCRIPTION OF PROPERTY

OFFICE SPACE

We entered into an amended lease with Essex Tanglewood Investors, L.P., a Texas limited partnership, in connection with our office space lease at 5851 San Felipe, Houston, Texas, on August 17, 2005 (the "Lease"). The Lease encompasses approximately 1,032 square feet of office space. The Lease term is until September 30, 2010. The monthly rent under the Lease is $1,952 per month from September 1, 2005 until March 31, 2006; $2,959 per month from April 1, 2006 to June 30, 2006; and $3,042 per month from July 1, 2007 until September 30, 2010. The lease may not be terminated by us prior to its stated expiration. We increased the square footage we rent during 2005 and 2006, in connection with increases of the number of personnel on our staff.

OIL AND GAS PROPERTIES

1.) OPERATED PROPERTIES:

The Company operates oil and gas properties in Texas under the name of Century Resources, Inc., a wholly owned subsidiariy of the Company. Century Resources, Inc. a bonded operator with the Railroad Commission of Texas and our Operator number is 141835. Of the properties we operate, our working interest ownership ranges from 80% in the Sargent South Field, to 100% in the San Miguel Creek, Mustang Creek and Tenna Fields.

SARGENT SOUTH FIELD- MATAGORDA COUNTY, TEXAS

The Company acquired 100% of the working interest in the Sargent South Field from Calpine Natural Gas (NYSE) and its partner, ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres. Currently, there are five (5) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with daily production in excess of approximately 1,000 MCF of gas per day, (MCFGPD) however, the Company can provide no assurance that the wells will continue to produce at this rate, if at all.

At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345 foot sand. One of the original producing wells acquired from Calpine, the Hamill #19 ceased flowing gas in May of 2004 after producing 615 MMCF of gas from the original completion at 3,917 foot. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. A workover was attempted in 2006 on the Hamill #19 at the 6,700 sand level, however this sand proved to be non-productive. The Hamill #19 is currently shut-in and nonproducing. During 2007, the Company may attempt a possible deepening outside of the casing.

A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, along with some recently purchased 2-D seismic lines. The final reprocessing work was completed in the second quarter of 2006. Interpretation of the data is underway and a result of this interpretation project is expected to be completed in the second quarter of 2007. New drilling locations have been identified on this lease for drilling in 2007. The seismic and geological 3-D interpretation project process will be an ongoing process, over 2007 and 2008. When the results from any new wells are drilled on this lease, the data from the new wells will be integrated into and used to update our ongoing interpretation project.

The Company has an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when work over operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; and is currently producing gas at the rate of approximately 100 MCF per day on an 8/64 inch choke. Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, when the current completion at 4,230 feet depletes.

During June 2005, work over operations commenced on the Hamill #14 well, which had also been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; and is currently producing gas at the rate of 100 MCF per day on an 8/64 inch choke with a flowing tubing pressure of 460 pounds per square inch ("psi").  Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, if and when the current completion at 4,230 feet depletes.

During August 2006, a third workover operation commenced on the Hamill #10 well after the well ceased producing gas during August 2006. Remedial operations commenced to clean out produced sand from the well bore and a sand control screen and gravel pack were installed in the well. Production was restored on September 5, 2006 to 3,270 feet. Additional probable and proven reserves behind pipe gas sands have been identified in the Hamill #10 well for future recompletion attempts, when the current completion at 3,270 feet depletes. This well is currently producing at the rate of approximately 345 MCF per day on a 7/64 inch choke, with a flowing pressure of 650 psi.

During August 2005 work over operations commenced on the Hamill #2 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. During the first quarter of 2006 the Hamill #2 well was shut in due to the formation sand entering the well bore. The well was cleaned out and gravel packed in March of 2006 and the well is currently producing at the rate of approximately 320 MCF per day on a 7/64 inch choke, with a flowing tubing pressure of 550 psi.

During November of 2005, work over operations commenced on the Hamill #11 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,000 feet. In February of 2006, the Hamill #11 was recompleted in the 2,760 foot sand at the rate of 275 MCF per day. The well is currently producing at the rate of 55 MCF per day on a 7/64 inch choke, with a flowing tubing pressure of 240 psi.

During August of 2006, re-entry operations commenced on-Hamill #1-R well, that was originally drilled by Gulf Oil Corporation to a depth of 16,200 feet in 1961 and subsequently plugged and abandoned by Gulf in June 1967. Recent operations included milling out and removing numerous cement and bridge plugs set in the well when it was originally abandoned by Gulf. The well has been cleaned out to a depth of 11,000 feet inside the existing 9-5/8” casing. Cased hole logs were run in the well in October of 2006 and the well is being evaluated for possible gas sands for testing and possible production. The first recompletion attempted in November of 2006, at a depth of 5,560 feet produced gas, but in non-commercial quantities. The Hamill #1-R well is currently temporarily abandoned.

Compression was installed in the Sargent Field during July of 2006. Presently three producing wells are on compression, wells numbers 11, 14 and 17.  On or about March 16, 2007, our working interest partner in the South Sargent field, Aquatic Cellulose International Corporation (“Aquatic”) executed a Partial Assignment of Oil and Gas Lease and Bill of Sale whereby Aquatic conveyed to Century Resources Inc., all of Aquatic’s rights, title and interest in Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition, Aquatics assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers Nos. 19 and 1-R. In return, we repaid Aquatics all deposits made toward the Hamill 1-R workover and released Hamill of all prior commitments made regarding that well.

SAN MIGUEL CREEK FIELD- MCMULLEN COUNTY, TEXAS

The San Miguel Creek Field is located in north central McMullen County, Texas, near its border with Atascosa County, approximately 75 miles due south of San Antonio, Texas. The Company currently owns and operates the 200-acre Herrera Lease and the 40-acre Wheeler #2 lease in this field (240 acres total). The Company now controls 100% of the working interest on these leases and wells. A new 3D seismic survey was recently completed in this field, and this data will help identify further drilling locations in the Wilcox formation at 6,000 feet and possibly deeper targets down to 14,000 feet on our acreage. We acquired approximately a 30 square mile portion of this new 3-D seismic survey, and interpretation of the data is underway. We believe the 3D seismic will help us delineate additional drilling prospects on our acreage. To date two new drilling locations have been identified and the Herrera #9 well was drilled in February 2007 and completed as an oil producer.

MUSTANG CREEK FIELD AREA WELLS- McMULLEN AND ATASCOSA COUNTIES, TEXAS.

On April 28, 2006, the Company’s then newly formed wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast”), acquired the majority working interest and operations over developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. On June 30, 2006, Gulf Coast acquired the remainder of the working interest ownership from another group of owners, in this same group of leases and producing wells. As a result of the June 30, 2006 closing, Gulf Coast now owns a combined 100% working interest in 10 oil wells and one gas well and a 75% working interest in one additional oil well. The effective date for ownership for both acquisitions was December 1, 2005. The following table summarizes Gulf Coast’s ownership in the producing wells as of June 30, 2006:

Schedule of Acquired and Recently Drilled Wells and Mineral Interests in Mustang Creek Area Wells:

	WORKING	NET REVENUE
WELL NAME	INTEREST	INTEREST
HODDE #1	100%	0.7700%
DOUBLE K #2	100%	0.7700%
DOUBLE K #3	100%	0.7700%
KASSNER #1	100%	0.7700%
KASSNER #2	100%	0.7700%
TYLER RANCH UNIT WELL #1	100%	0.77375%
PEACOCK #1	100%	0.7700%
POWERS-SWAIM UNIT WELL #1	100%	0.7700%
SWAIM 58-1	100%	0.7700%
WHEELER #1	75%	0.4375%
RABKE/MASPERO UNIT #1	100%	0.77375%
CAJUN CAPER UNIT #1	100%	0.75517154%
RABKE#2	100%	0.75%
RABKE/MASPERO UNIT #2	100%	0.75%

Mustang Creek Field area is located approximately 75 miles south of San Antonio, Texas. Geologically, the Mustang Creek field area is located on the San Marcos Platform back reef of the Cretaceous Stuart City and Sligo reef trends. The field produces oil and gas from sands trapped against Wilcox faults from depths between 3,000 feet and 6,200 feet, which wells commonly have multiple Wilcox pay sands. In 2004, a new 65 square mile 3-D seismic survey was completed which helped recognize and delineate numerous shallow Wilcox anomalies. Gulf Coast acquired 9,167 acres of developed and undeveloped leases from Manti Operating Company and its partners, along with the recently drilled producing wells noted in the table above. In addition to the producing wells, in July of 2006, Gulf Coast acquired a license to approximately 35 square miles of the new 3-D seismic data and has commenced an interpretation project to further delineate additional Wilcox drilling opportunities and possibly drilling targets at deeper depths.

During the third quarter of 2006, we identified approximately twenty (20) un-drilled seismic anomalies based on our 3-D seismic interpretation project. We have contracted with an independent drilling company for drilling approximately ten (10) locations. As of March 31, 2007, we had drilled three successful wells, the Swaim 58-2, Rabke #2 and the Rabke Maspero Unit #2 wells. We had also drilled two dry holes, the Kassner #3 and the Rabke #1. We are continuing our drilling program into 2007. In July 2006, Tyler Ranch Well Unit #1, the only gas well on Mustang Creek field ceased producing, it remains shut in and non operational.

During the first quarter of 2007, work over operations were completed on the Kassner #2. This well was non operating at the time it was purchased in 2006.  As of March 31, 2007, current daily 8/8ths production from the producing wells listed above was approximately 550 barrels of oil equivalent per day (BOPD) from thirteen producing oil wells.

TENNA (HILLJE SAND) FIELD- WHARTON COUNTY, TEXAS

The Company acquired 100% of the working interest in three (3) wells in the Tenna field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet. A newer 3-D seismic survey has been shot over the field and the surrounding area and we are in discussions to acquire a portion of the survey to reprocess and interpret, of which there can be no assurance. There are mapped attic oil locations on our leases and we anticipate drilling a new well location(s) in 2007, of which there can be no assurance.

2.) NON-OPERATED PROPERTIES: WISHBONE FIELD - LINDHOLM HANSON GAS UNIT- McMULLEN COUNTY, TEXAS:

As of January 3, 2006, the Company owns a 15.20% non-operated working interest with a 12.214% net revenue interest in the Wishbone Field in McMullen County, Texas, which is operated by U.S. Enercorp, LTD, headquartered in San Antonio, Texas. The Company acquired its interest in the Wishbone Field through three (3) separate transactions. In June of 2005, it acquired a 6.2% working interest and 5.464% net revenue interest. In September of 2005, it acquired a 7.25% working interest and 5.4375 net revenue interest. In January of 2006, it acquired a 1.75% working interest and 1.3125% net revenue interest. The total combined interest now owned by the Company is a 15.20% working interest and 12.214% net revenue interest.

The field was discovered in 2004 after the successful drilling of the Linholm-Hanson Gas Unit #1 Well, operated by U.S. Enercorp LTD of San Antonio Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Linholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 proppant. Initial producing rates after stimulation in a number of wells has exceeded 15,000 MCFGPD per well. As of January 1, 2006, there are ten (10) producing wells in the 640 acre unitized Linholm-Hanson Gas Unit. Cumulative production in the field has been approximately 21 billion cubic feet of gas (Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

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

RECENT DEVELOPMENTS IN WISHBONE FIELD

The Lindholm Hanson Gas Unit Well #1 was recompleted in December 2006 by plugging off the old perforations in the Wilcox House 3 Sand, and recompleting in the Wilcox House 2 sand with perforations at 12,310 to 12,324 feet. The new completion has not been acidized or frac treated, and is currently producing at a rate of 2,980 MCFGPD with a flowing tubing pressure of 2,500 psi.

The following chart represents the net revenue interest to the Company in L-H Gas Unit and Lindholm Fee #1 for the year ended December 31, 2006.

Well	Revenue	Production Taxes	Lease Operating Expenses	Net Revenue

LH-Gas Unit #1	$124,914	$(6,786)	$(13,684)	$104,444
LH-Gas Unit #2	527,245	(29,910)	(43,908)	453,427
LH-Gas Unit #3	361,682	(20,449)	(26,982)	314,251
LH-Gas Unit #4	661,482	(35,998)	(46,116)	579,368
LH-Gas Unit #5	692,748	(39,095)	(42,596)	611,057
LH-Gas Unit #7	-	-	(1,831)	(1,831)
LH-Gas Unit #8	125,502	(5,217)	(12,917)	107,368
LH-Gas Unit #9	705,279	(40,698)	(30,531)	634,050
LH-Gas Unit #10	497,049	(27,633)	(32,715)	436,701
LH-Gas Unit #11	953,391	(58,092)	(46,471)	848,828
Lindholm Fee #1	22,147	(664)	(6,231)	15,252
Total	$4,671,439	$(264,542)	$(303,982)	$4,102,915

Current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 at March 1, 2007:

Well	Status	Daily 8/8THS Production (Mcf)	Net Revenue Interest(Mcf)
LH-Gas Unit #1	Producing	2,980	364
LH-Gas Unit #2	Producing	1,186	145
LH-Gas Unit #3	Producing	904	110
LH-Gas Unit #4-C	Producing	290	35
LH-Gas Unit #4-T	Producing	567	69
LH-Gas Unit #5	Producing	1,470	179
LH-Gas Unit #7	Shut-in	0	0
LH-Gas Unit #8	Producing	510	62
LH-Gas Unit #9	Producing	928	113
LH-Gas Unit #10	Producing	745	91
LH-Gas Unit #11	Producing	1,293	158
Lindholm Fee #1	Producing	90	8
Daily totals in MCF of Gas		10,963	1,334

PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS.

In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas ("JMI"). As of January 1, 2006, there were four (4) active wells on this lease and twenty (20) inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from the Company.

On April 26, 2005, the Company and Aquatic Cellulose (a co-owner in the Prado Field leases) entered into a Development Agreement relating to the Prado Field interests with Strong Petroleum Group, Inc. (a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's Prado field interests (the "Prado Assets" and the "Development Agreement"). The Development Agreement had an effective date of April 1, 2005 under which Strong was entitled to receive a Partial Assignment of the interests in the Prado Field, if Strong completed the Work Program before September 21, 2006. However, none of the required tasks were completed by Strong in accordance with the required schedule.

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

OTHER INDUSTRY AGREEMENTS

The Company has executed agreements with other oil and gas companies and other industry investors who are interested in participating in the Company's exploration and production activities.

GEOPHYSICAL INTERPRETATION AGREEMENT:

In July 2005, the Company executed a Geophysical Interpretation & Exploration Agreement (“Seismic Agreement”) with Viking International Petroleum, L.L.C. (“Viking”) which was later amended in May of 2006. Under the Seismic Agreement, Viking committed to reprocess the Company’s 3-D seismic data base in Matagorda County, Texas using its proprietary technology for the purpose of reprocessing the seismic data, identifying new well locations and to provide structural interpretations and mapping as requested by the Company. Under the original and amended agreement, in return for reprocessing and interpretation work, the Seismic Agreement provides for Viking to earn an overriding royalty as it sole compensation. Under the May 2006 amendment, Vikings earning rights were limited to a Common Area, any and all other acreage previously covered by the original July 2005 agreement and outside of the Common Area was released, and is no longer subject to an overriding royalty as if the original agreement had never existed. Under the May 2006 amendment Viking retained the right but not the obligation to participate for between 10% and up to 50% of the working interest, on a well bore only basis, of any new productive well drilled in the Common Area. Century Resources, Inc. shall be the operator with respect to any operations that occur in the Common Area.

OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE LAST THREE FISCAL YEARS OPERATED AND NON-OPERATED PROPERTIES:

	2006	2005	2004
AVERAGE SALE PRICE OF OIL
(Per bbl.)	$62.87	$53.63	$39.78

AVERAGE SALE PRICE OF GAS
(PER MCF)	$5.99	$7.10	$5.08

ANNUAL 8/8THS GROSS OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2006	2005	2004
	Barrels	Barrels	Barrels

MUSTANG CREEK FIELD	239,543	--	--

SAN MIGUEL CREEK FIELD	12,461	12,704	14,756

TENNA FIELD	10,085	11,710	9,066
ANNUAL TOTALS	262,089	24,414	23,822

ANNUAL 8/8THS GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2006	2005	2004

SARGENT SOUTH FIELD (MCF)	493,278	255,758	236,671

TYLER RANCH GAS UNIT #1 (MCF)*	14,320	--	--

TOTAL	507,598	255,758	236,671

*In July 2006 the TYLER RANCH GAS UNIT #1 well stopped producing and in now shut-in and non operational.

ANNUAL 8/8THS GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2006	2005	2004

WISHBONE FIELD-
LINDHOLM HANSON
GAS UNIT(MCF)	5,400,252	11,255,571	5,137,646

OIL AND GAS ACREAGE

In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's and subsidiary’s acreage position at December 31, 2006:

	DEVELOPED		UNDEVELOPED
	GROSS	NET	GROSS	NET
Goliad County, TX	269	269	183	183

Jim Hogg County, TX	1,280	640	0	0

Matagorda County, TX	3,645	2,916	0	0
(onshore)

Matagorda County, TX	0	0	1,610	1,288
(offshore)

McMullen County, TX	240	240	0	0
(San Miguel Creek Field)

McMullen County, TX	720	109	0	0
(Wishbone Field)

McMullen County, TX	4,156	4,136	5,011	5,011
(Mustang Creek Field)

Wharton County, TX	100	100	0	0
Total	10,410	8,410	6,804	6,482

The Company's net undeveloped acreage, subject to expiration in 2007 is 0 acres, the expiration of the balance of undeveloped acreage is 5,194 acres in 2008; and 1,288 acres in 2011.

PRODUCTIVE WELLS

The following table sets forth our gross and net productive oil and natural gas wells at December 31, 2006:

	PRODUCING	OIL WELLS	PRODUCING	GAS WELLS
	GROSS	NET	GROSS	NET

Jim Hogg County, TX	2	2	0	0

Matagorda County, TX	0	0	5	4

McMullen County, TX	17	16.75	12	2.647

Wharton County, TX	2	2	0	0
TOTAL	21	20.75	17	6.647

DRILLING ACTIVITY:

The following table sets forth the results of our drilling activities over the year ending December 31, 2006:

	OIL	WELLS	GAS	WELLS
	GROSS	NET	GROSS	NET

Exploratory Wells-Productive(1)(2)	1	1	0	0

Exploratory Wells-Non-productive(1)(3)	1	1	0	0

Development Wells	0	0	0	0
	2	2	0	0

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the quarter ended December 31, 2006, we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek Field wells; and Flint Hill Resources, Inc., acquires the crude oil produced from our San Miguel Creek, Tenna Field and Prado Field oil wells. Three separate purchasers individually accounted for 100% of sales of natural gas products, Harvest Pipeline Company in the Company operated Sargent South gas field, and Magnus Energy Marketing, Ltd. on the Company operated Tyler Ranch Gas Unit well. (The Tyler Ranch Gas Unit ceased producing in July 2006 and our gas contract on this property has terminated due to non-production). Additionally, our non-operated properties had yet another purchaser that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the year ended December 31, 2006.

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

NATURAL GAS MARKETING

OPERATED PROPERTIES

Virtually all of our natural gas production is close to existing pipelines. We sell all of our natural gas produced from the Sargent South Field to Harvest Pipeline on a month-to-month contract with prices fluctuating month-to-month based on a discount to the published Houston Ship Channel Inside FERC, first of month index price.

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, and our properties are not the subject of, any material pending legal proceeding nor to our knowledge are any such legal proceedings threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc.

The table below sets forth the high and low trading prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On November 2, 2004 in connection with the Exchange and the Company's change in business focus, the Company changed its name to "New Century Energy Corp." and the Company's securities began trading under the symbol "NCEY." Previous to the Company's name change and the Exchange described above, the Company's securities traded under the symbol "VERI."

	BID PRICES
QUARTER ENDED	HIGH	LOW

December 31, 2006	$0.20	$0.090
September 30, 2006	$0.27	$0.140
June 30, 2006	$0.32	$0.170
March 31, 2006	$0.32	$0.170

December 31, 2005	$0.50	$0.150
September 30, 2005	$0.57	$0.325
June 30, 2005	$1.70	$0.530
March 31, 2005	$1.75	$0.700

There were approximately 475 holders of record of the common stock as of March 30, 2007. The Company has never paid a cash dividend on its common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the

Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

On or about December 28, 2006, in connection with our entry into a Securities Purchase Agreement with Laurus, we sold Laurus a Secured Term Note in the amount of $16,210,000. We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuances since the issuances were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report. .

PLAN OF OPERATIONS OVERVIEW

During 2006, our operations grew externally through two successful acquisitions of mineral interests in proved producing and undeveloped oil and gas leases in the Mustang Creek Field area ("Mustang Creek"), located in McMullen County, Texas. We formed a new wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast” or “GCOC”)for financing these acquisitions. The formation of this subsidiary has contributed to the significant increase in our total assets of approximately $66 million on the consolidated balance sheet of New Century Energy, as of December 31, 2006, of which $29 million related to our new subsidiary Gulf Coast. Our total oil and gas proved reserves as of January 1, 2007, are estimated to total 2,055,000 equivalent barrels. Proved reserves for oil is estimated at 858,000 barrels, of which 719,000 barrels are expected from Gulf Coast leases. The 1,197,000 equivalent barrels of proved gas reserves are expected to be contributed by the Lindholm Hanson Gas Units and Wells ("L-H Gas Unit") acquired by New Century Energy in three acquisitions during 2005 and 2006 and our proved producing and proved undeveloped reserves associated with our Hamill & Hamill lease in the South Sargent Field in Matagorda County, Texas.

We achieve production and proved reserve growth primarily through producing property acquisitions, followed by low-risk development drilling generally funded by cashflow from production and outside financing. An unstable world market for gas and oil coupled with a mild winter in the fourth quarter of 2006 caused the prices of both gas and oil to drop significantly for the year ended December 31, 2006, as compared to the steady rise in gas and oil prices over the two prior years. The fluctuating market prices have not been reflected in the cost of operating the field. We continue to be challenged with rising cost trends that have put pressure not only on our operating costs, but also on our capital costs.

Like all oil and gas exploration and production companies, we face the challenge of natural production decline. An oil and gas exploration and production company depletes part of its asset base with each unit of oil and gas it produces. Despite this natural decline, we have been able to grow our production through acquisitions and development of existing fields, resulting in the addition of more reserves than we produced. Future growth will depend on our ability to continue this trend of adding reserves in excess of production at a reasonable cost.

During 2006, we secured three additional debt instruments to finance acquisition growth and development of existing fields. A $40 million April 2006 note and a $5 million June 2006 note were issued by Gulf Coast Oil Corporation, to finance the acquisitions in the Mustang Creek Area. In late December 2006, New Century signed a $16.2 million note to refinance a portion of the Gulf Coast high interest debt and to make funds available for development in existing fields. In addition, amendments were signed to extend the maturity date of the $9.5 million 2005 Secured Term Note, which is now due July 2, 2007; and to reduce the monthly principal payment due on the 2005 $15 million Amended Convertible Note.

Our goal for 2007 is to increase reserves significantly. To achieve future production and reserve growth, we will continue to pursue acquisitions that meet our criteria and to complete development projects in our inventory of potential drilling locations. Our 2007 development drilling budget is approximately $8,000,000. While an acquisition budget has not been formalized, we plan to actively review additional acquisition opportunities during 2007. We cannot ensure that we will be able to find properties that meet our acquisition criteria, that we can purchase such properties on acceptable terms, or secure the necessary funding to close additional acquisitions.

OPERATED PROPERTIES:

As of December 31, 2006, we estimated that our daily deliverability was approximately 2,300 Mcf of gas per day, and 620 Bpd of crude oil per day on Company operated properties. In the fourth quarter of 2006, we commenced our drilling program in McMullen County and as of March 30, 2007, we had drilled six prospects and set production casing in four (4) new wells. This drilling program will continue through the second quarter of 2007, and into the third quarter of 2007, as we continue to drill our prospects in McMullen County. Additional prospective acreage has been identified for oil and gas leasing in the Mustang Creek field area and new wells will be drilled on this acreage in 2007 and beyond. Our gas production declined in the South Sargent Field due to natural depletion of reservoirs over time. We have identified 5 new locations to be drilled in this field and its surrounding area in 2007 and beyond. As producing wells deplete in current producing sands, we expect to continue our recompletion program on our owned and operated wells.

In December 2006, we acquired an inactive wellbore and complete production facilities from Unit Petroleum Corporation and also purchased new oil and gas leases in Goliad County, Texas. We intend to recomplete the Lewis A-2 well in the second quarter of 2007, to exploit probable undeveloped gas reserves associated with this prospect.

During 2006, we continued interpretation of our 3-D seismic data base in Matagorda County, Texas. We received results of our first reprocessed seismic data in the first quarter of 2005 and completed the first phase of our structural and stratigraphic interpretation in the fourth quarter of 2005. We believe that the reprocessed 3-D seismic data allows us to better locate and optimize the structural placement of our new drilling locations.

While it is extremely difficult to accurately forecast future production, we believe that our recompletion and drilling programs in Matagorda and McMullen Counties will provide long-term production growth potential and will be an important source of our reserve growth for the foreseeable future, of which there can be no assurance.

During 2006 we acquired additional licenses to 2D and 3D seismic data in McMullen and Matagorda Counties. We also purchased two new 3D computer workstations and software packages to evaluate and interpret these 2D and 3D seismic data sets. We also hired two (2) fulltime exploration professionals to guide these interpretation projects.

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

As of December 31, 2006, we estimate that daily gas deliverability from Wishbone Field was approximately 11 MMCF of gas per day to the 8/8ths interest, with net production to the Company's working interest (13.45%) of approximately 1.4 MMCF of gas per day.

As of January 1, 2007, our third party engineers have attributed over 6.184 billion cubic feet of total proved gas reserves in the Wishbone Field to our net interest, with approximately $32 million of undiscounted future net income attributed to our interests in the Wishbone Field. The acquisition of the Wishbone interest helped to increase our proved gas reserves significantly.

The Lindholm Hanson Gas Unit Well #1 was recompleted in December 2006 by plugging off the old perforations in the Wilcox House 3 Sand, and recompleting in the Wilcox House 2 sand with perforations at 12,310 to 12,324 feet. The new completion has not been acidized or frac treated, and is currently producing at a rate of 2,980 MCFGPD with a flowing tubing pressure of 2,500 psi.

We currently have development plans in the Wishbone Field to drill additional new well locations to exploit proven, probable and possible gas reserves in 2007 or 2008 as the price of gas and cost of drilling allow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying financial statements. Changes in these estimates and assumptions could materially affect our consolidated financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if: (a) it requires assumptions to be made that were uncertain at the time the estimate was made and (b) changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. All other significant accounting policies that we employ are presented in the notes to the consolidated financial statements. The following discussion presents information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate.

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

Asset Retirement Obligations -

We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. We adopted Statement of Financial Accounting Standards ("SFAS") No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003, as discussed in Note 2 to our Consolidated Financial Statements. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets ("asset retirement obligations" or "ARO"). Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. new well drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted-risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost; therefore, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

We value these derivative securities under the fair value method at the end of each reporting period (quarter and annual), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter and year to reflect their current value in light of the current market price of our common stock. As a result, our consolidated financial statements may fluctuate from quarter to quarter and year to year based on the change in fair value of the derivatives and therefore our consolidated financial position and results of operations may vary significantly from quarter to quarter and year to year, based on factors other than the Company's revenues and expenses.

We utilize the Black-Scholes option-pricing model to determine the fair value of our freestanding derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. We also determined a fair value for our various embedded derivatives within our $15 million Convertible Note by using a layered, discounted, probability-weighted cash flow model. The assumptions used in both modeling techniques required significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates. The reader should reference Note 6 in the "Notes to Consolidated Financial Statements" for further details in regards to our derivative liabilities.

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

In evaluating the refinancing that occurred in December 2006 when New Century Energy Corp exchanged proceeds costing 10.25% interest for that costing 17.5% interest in terms of present value, it was deemed that SFAS 140 did not apply since the 17.5% note was liquidated. The present value of the other note instruments modified in the transaction did not change by more than the minimum of ten percent.

With the Third Amendment to the 2005 Amended Convertible Note and the December Option, the Company has determined that a greater than 10% difference in the net present value of the remaining cash flows of both the original Convertible Note and the New Convertible Note has occurred. Therefore, the original Convertible Note, along with the related unamortized discounts and deferred loan costs, has been extinguished and a New Convertible Note has been recorded at its fair value on December 30, 2005. The extinguishment required the Company to record an extinguishment debt expense of $8,309,759.

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

Accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity".

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, ("FSP EITF 00-19-2"), Accounting for Registration Payment Arrangements. This FSP addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The Company intends to adopt FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP upon the Company's financial statements has not been determined.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)” (“SFAS 158”), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. We have no defined benefit plans; therefore we do not expect the adoption of SFAS 158 to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a frame work for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any; the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

In July 2006, The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SPAS 155 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement on our Company’s financial statements has not yet been determined.

RESULTS OF OPERATIONS:

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Revenues -

Our revenues are summarized as follows for the year ended December 31:

	2006	2005	% Change

Oil sales	$8,065,927	$1,064,801	658%
Gas sales	6,797,801	5,854,083	16
Oil and gas	14,863,728	6,918,884	115
Gain on sale of oil and gas interest	44,766	98,181	(54)
Gas operations consulting	18,708	--	100
Total revenues	$14,927,202	$7,017,065	113%

Oil sales rose $7 million in 2006 primarily due to the Mustang Creek acquisitions, which increased our oil well capacity by 10 wells. Revenue of $6,849,266 (105,625 barrels) was generated from the Mustang Creek field in 2006. Also contributing to the significant increase in 2006 oil revenue was the increase in the price of oil in the first three quarters of 2006, compared to oil prices in 2005. The average price of oil for our operated and non operated properties was $62.87 per barrel in 2006 compared to $53.63 during 2005. Beginning in the third quarter of 2006, oil prices became unstable and started to rapidly decline. The price of oil per barrel averaged $71.82 during July 2006 but dropped to an average of $57.93 per barrel by the end of the year.

The major contributor of the $943,718 increase in gas sales in 2006 was a 93% increase in production (493,277 Mcf’s) at the South Sargent Field. The higher production, and revenue increase of $687,368, reflects the benefits of recompletion done to the Hamill wells during 2005. The lone gas well of the Mustang Creek acquisitions, Tyler Ranch Unit #1 contributed $214,196 to our increase in 2006 gas sales with production at 32,943 Mcf’s. Gas sales from our 2005 and 2006 acquisitions of the Lindholm-Hanson Gas Unit (the "L-H Gas Unit") yielded an increase of $56,105 in gas revenue. Offsetting the positive effect of increased production during the year ended December 31, 2006, was the impact of decreasing gas prices. The average price of gas dropped from $8.14 per MMBTU in January 2006 to $6.51 per MMBTU in December 2006.

In October 2006 we sold our 14% working interest in the University # 103 well located in Lancaster Hill Strawn Field, Crockett County, Texas for $44,766.

During 2006, the non operator working interest partner in the Hamill wells was charged an operating fee on a per well basis as provided in the joint agreement governing the property.

Expenses-

Our expenses were comprised of the following for the year ended December 31:

	2006	2005	% Change

Exploration	$1,128,134	$134,579	738%
Lease Operating	1,509,150	640,455	136
Production Taxes	704,051	393,090	79
Depreciation, depletion and amortization	9,737,889	2,177,485	347
General and administrative	1,291,295	2,296,879	(44)
Total expenses	$14,370,519	$5,642,488	155%

Exploration expenses rose $993,555 in 2006, compared with expenses in 2005, due mainly to the write-off of the McAdams #1 and Kassner #3 dry wells during the year and the purchase of seismic data computer software programs.

The added costs associated with operating the wells in the Mustang Creek acquisitions gave rise to $541,150 of the $868,695 increase in lease operating expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005. Also, due to the rising cost of doing business, there was a slight increase in lease operating expense for all the oil and gas wells owned by our Company in 2006, compared to 2005. The $310,961 increase in production taxes in 2006 when compared to 2005 is a reflection of our increased sales during the reported periods. The production tax rates have not changed during any of the periods presented.

Depreciation, depletion and amortization increased by $7,560,404 for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the $36,036,970 increase in our depletable asset base in oil and gas properties as a result of our two acquisitions in the Mustang Creek area and the third acquisition at the Lindholm Hanson Gas Unit during the year ended December 31, 2006.

General and administrative expenses decreased by $1,005,584, or 44%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, which decrease was primarily associated with a $1.6 million stock based compensation charge for consulting services incurred during 2005, which charge was not represented during the year ended December 31, 2006.

Other Income (Expense)-
Other income (expense) consisted of the following for the year ended December 31:

	2006	2005
Net decrease in fair value
of derivative liabilities	$1,296,373	$7,117,882
Loss on early extinguishment of debt	(204,170)	(8,309,759)
Interest and amortization of discount
on debt expense	(7,958,392)	(3,872,265)
All other, net	211,937	290,741
Other income (expense), net	$(6,654,252)	$(4,773,401)

The Convertible Note for the first acquisition of the L-H Gas Unit in June 2005, comprised freestanding derivatives of warrants and options issued to the lender (the Warrant and Option, described in greater detail above), and embedded derivatives relating to a conversion feature, a contract rate adjustment and an optional redemption provision (the Convertible Note, as described above) which were bundled together into a single compound embedded derivative for financial accounting purposes. On December 30, 2005, we executed a Third Amendment to the Convertible Note, whereby additional options were granted to the lender (the December Option, as described above) as consideration for extending the date we were required to have our registration statement filed and declared effective with the SEC, pursuant to the Registration Rights Agreement, as described in greater detail above. These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our consolidated statements of operations. For each of the years ended December 31, 2006 and 2005, the net decrease in fair value, or increase in income, by derivative was as follows:

	2006	2005

Laurus Warrant	$389,577	$2,871,240
Laurus Stock Option	392,765	3,571,005
Single compound embedded derivative
within Convertible Note	210,426	675,637
Laurus December Option	303,605	--
Decrease in fair value of derivative liabilities	$1,296,373	$7,117,882

The Black-Scholes Method is utilized in determining fair value of the Laurus Stock Option, Laurus Warrant and the Laurus December Option. Principally due to a decrease in the price of our common stock since the issuance of the note, the fair value of these derivative liabilities has decreased sharply, as shown by the table above. A layered discounted probability-

weighted expected cash flow method is used for determining the fair value of the single compound embedded derivative. The effect of the smaller initial assigned fair market value to the single compound embedded derivative, together with our stock price representing only one component of the methodology, resulted in the effect on income not being as great as the freestanding derivatives. So long as the Convertible Note remains outstanding, the quarterly mark-to-market adjustments of these derivative liabilities could produce wide fluctuations in our consolidated financial position and results of operations.

We utilized a portion of the proceeds from the $16.2 million December 2006 Note to repay in full the June 2006 Gulf Coast Note, in order to pay off existing higher interest rate notes, which resulted in the loss on early extinguishment of debt of $204,170 in the 2006 consolidated statement of operations. The extinguishment amount is equal to the unamortized discount and deferred loan costs on the June 2006 Gulf Coast Note.

On December 30, 2005, the execution of the Third Amendment to the Convertible Note, triggered an early extinguishment of the Convertible Note for financial reporting purposes, and resulted in a loss of $8,309,759. The extinguishment amount was comprised of the fair value of the additional Laurus December Option granted, the change in fair value of the single compound embedded derivative and the extinguishment of the related unamortized discounts to the note and the related deferred financing costs.

Interest and amortization of discount on debt for each of the years ended December 31, 2006 and 2005 can be broken down as follows:

	2006	2005
Interest expense on notional balance	$6,190,935	$1,215,556
Accretion of note discount	1,485,791	2,034,910
Amortization of deferred loan costs	281,661	558,627
	7,958,387	3,809,093
Other interest expense	5	63,172
Total interest expense	$7,958,392	$3,872,265

The interest on notional balances during the years ended December 31, 2006 and 2005, represents the stated interest on the Restated and Amended Convertible Note and the two Secured Term Notes held by us and the two Secured Term Notes held by Gulf Coast Oil Corporation, our wholly owned subsidiary, using the effective interest method. Each discount is amortized over the original life of the notes.

The accretion of note discount for the periods presented refers to the accretion of the unamortized discount on the four Secured Term Notes of the consolidated entity using the effective interest method. Each discount is amortized over the original life of the note.

Amortization of deferred loan costs comprises fees (i.e. escrow fees, legal fees, etc.) paid to non-lenders in connection with the Convertible Note and Secured Term Note financings. Such costs are capitalized as deferred loan costs and amortized over the respective life of the note.

Also included in other income (expense), are the following line items:

	2006	2005
Release of Vertica liabilities	$60,815	$509,028
Other Vertica expenses	--	(196,133)
Other income	154,407	64,708
Other expenses	(3,284)	(104,492)
Gain on sale of equipment	--	17,630
Total all other, net	$211,938	$290,741

In connection with the reverse merger with Vertica Software, Inc. in September 2004, we assumed the Company’s pre-merger liabilities which were recorded in our results of operations in 2004. The resolution of these liabilities through settlements with creditors and the expiration of the four-year statute of limitations on bringing such claims resulted in the release of the liabilities in the corresponding periods.

Included in other income is interest earned on funds received in the note financings which have been temporarily invested pending the disbursement for which they were borrowed.

Income taxes-

No federal income taxes have been paid since inception of the Company, due to our net operating loss carry forwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carry forwards, no provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.

Net Loss -

The Company had a net loss of $6,097,568 for the year ended December 31, 2006, as compared to a net loss of $3,398,824 for the year ended December 31, 2005. The Mustang Creek acquisitions were a significant part of the $7.9 million increase in revenue in 2006 over 2005; however such increase had a corresponding cost as our depletion expense increased $7.6 million, and we had a higher interest cost of $4.1 million, which mitigated many of the advantages of these acquisitions in 2006. Additionally, the derivative accounting of our Laurus Convertible Note, Warrant and Options, as described below, and the resulting increase in interest expense for the year ended December 31, 2006, compared to the year ended December 31, 2005, which resulted from the accounting treatment associated with such derivative accounting due to the decrease in the value of our shares of common stock was a significant factor in our increase in net loss for the year ended December 31, 2006, compared to the prior year’s period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents -

We believe our cash and cash equivalents balance of $7,524,278, plus restricted cash of $4,967,109, as of December 31, 2006, is sufficient to meet our working capital requirements in 2007. Since October 2006, we have been actively drilling successful exploratory oil wells. We believe that three of these wells will begin producing during 2007, of which there can be no assurance. It is anticipated that the cash flow from the additional capacity these wells will create, along with the positive cash flow from current operations and a short term reliance by consumers for our products will provide the cash flow required to meet our operating needs. Furthermore, the reduction of principal payments under the Convertible Note will have a favorable effect on our projected 2007 cash flows. We also plan to pursue attractive financing opportunities to enable us to pursue our oil and gas exploration and production program, including external growth through acquisition.

Total Assets -

We had total assets of $66,045,681 as of December 31, 2006, which included $15,116,923 of current assets, mainly comprised of $7,524,278 of cash, $4,967,109 of restricted cash and $1,932,235 of accounts receivable; $150,453 of equipment, net of $36,378 of accumulated depreciation; $50,662,548 of oil and gas properties net of accumulated depletion of $12,640,446; and deferred loan costs and other assets of $115,757.

Working capital -

At December 31, 2006, we had a working capital deficit of $531,295. Additionally, as of December 31, 2006, we had current liabilities of $15,648,218, which included $11,580,577 of current portion of notes payable due in 2007 and $2,062,374 in derivative liabilities which are subject to wide fluctuations from quarter-to-quarter. The classification of our derivative liabilities may change when FASB Staff Position (FSP) No. EITF 00-19-2 becomes effective in 2007. We are currently evaluating the impact this accounting pronouncement will have on our financial statements which has not yet been determined. Our current assets of $15,116,923 at December 31, 2006, are substantially liquid as they comprise cash and cash equivalents of $7,524,278, restricted cash of $4,967,109, and accounts receivable of $1,932,235. We believe these current assets are sufficient, together with our anticipated positive cash flows from operations in 2007, to enable us to meet our financial obligations in 2007.

Liabilities -
Total liabilities as of December 31, 2006 were $69,720,602, and included current liabilities of $15,648,218; notes payable in connection with amounts loaned to us by Laurus, less current portion of $53,681,198; and asset retirement obligation of $391,186.

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

Cash flows-

	2006	2005
Net cash provided by /(used in)
Operating activities	$5,162,488	$2,044,147
Investing activities	(43,034,594)	(21,762,897)
Financing activities	42,084,719	22,577,634
Increase/(decrease) in cash and
cash equivalents	$4,212,613	$2,858,884

Year ended December 31,	2006	2005
Cash and cash equivalents	$7,524,278	$3,311,665

Operating activities -

Year ended December 31, 2006

Cash flows from operating activities of $5,162,488 for the year ended December 31, 2006, were adversely impacted by a net loss for the year of $6,097,568 and other non-cash adjustments of $82,865. Offsetting the negative impacts were the benefits of non-cash charges for depletion, depreciation and amortization of $9,737,889; non-cash financing cost adjustments, which netted to $ 675,249 (net decrease in fair value of derivative liabilities, the loss on early extinguishment of debt and accretion of discount and loan cost on debt); changes in working capital components which totaled $ 896,487 and $33,296 for the asset retirement obligation for the year ended December 31, 2006.

Year ended December 31, 2005

Cash flows from operating activities of $2,044,147 for the year ended December 31, 2005, were adversely impacted by a net loss for the year of $3,398,824, changes in working capital components which netted to $1,508,846 driven by an increase in accounts receivable, and other non-cash adjustments netting to $613,582. The Company benefited from non cash charges for depletion, depreciation and amortization of $2,177,485 and stock for services of $1,602,500. The Company also benefited from positive cash flows in regards to the Convertible Note-related non-cash adjustments netting to $3,785,414 (net increase in fair value of derivative liabilities, the loss on early extinguishment of debt and accretion of discount and loan cost on debt).

Investing Activities -

Year ended December 31, 2006

Cash flows used in investing activities of $43,034,594 for the year ended December 31, 2006, were primarily attributed to the Mustang Creek area acquisitions which totaled $32,787,219. We completed a third acquisition of the L-H Gas Unit for $1,530,874 in cash, excluding an initial deposit of $189,000 paid in 2005. We made additional investments in oil and gas properties totaling $3,746,808. Other investing activities netted to a cash outflow of $2,584 during the year ended December 31, 2006. A portion of the proceeds totaling $4,967,000 from the December 2006 $16.2 million note was restricted for our drilling program by our lender. On March 30, 2007, we requested a $1,500,000 tranche from this restricted account, which funds have not been released to date.

Year ended December 31, 2005

Cash flows used in investing activities of $21,762,897 for the year ended December 31, 2005, were primarily attributed to the first and second acquisitions of the L-H Gas Unit, which totaled $18,840,592. Additionally, we made capital expenditures for other oil and gas properties of $2,639,997 during 2005 in accordance with our exploration and production program. Other investing activities netted to a cash outflow of $282,308 during the year ended December 31, 2005.

Financing activities -

Year ended December 31, 2006

Cash flows from financing activities of $42,084,719 for the year ended December 31, 2006, were generated from net proceeds (after $1,654,705 discount paid to lender) totaling $43,345,295 on the Gulf Coast 2006 Note and the June 2006 Note issued to acquire the Mustang Creek Area. In addition, the Secured Note issued in December 2006 generated $15,970,000 cash (after $240,000 discount paid to lender). Offsetting the positive cash flows from financings was $17,119,155 in debt payments and $111,421 to pay deferred loan costs for notes issued in 2006.

Year ended December 31, 2005

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

Outlook:

Our objective in 2007 is to generate positive cash flows from operations to meet our working capital requirements and service our debt, namely the principal and interest payments under the Secured Convertible Note and the three Secured Term Notes.

Our strategy with respect to our capital program is to maintain a steady level of drilling activity. Like all oil and gas exploration and production companies, we face the challenge of natural production decline. An oil and gas exploration and production company depletes part of its asset base with each unit of oil and gas it produces. Despite this natural decline we have been able to grow our production through acquisitions and development of existing fields, resulting in the addition of more reserves than we produced. Future growth will depend on our ability to continue this trend of adding reserves in excess of production at a reasonable cost.

We have plans to continue our redevelopment of our South Sargent Field, and also continue our drilling program in the Mustang Creek field area. Our goal for 2007 is to increase reserves significantly. To achieve future production and reserve growth, we will continue to pursue acquisitions that meet our criteria and to complete development projects in our inventory of potential drilling locations. Our 2007 development drilling budget is approximately $8,000,000. While an acquisition budget has not been formalized, we plan to actively review additional acquisition opportunities during 2007. We cannot ensure that we will be able to find properties that meet our acquisition criteria, that we can purchase such properties on acceptable terms, or secure the necessary funding to close additional acquisitions.

Our exploration staff is also evaluating deeper drilling prospects with the potential for significant reserves on company owned acreage.

Our growth and continued operations could be impaired by limitations on our access to the capital markets. In the event that we do not generate the amount of revenues from our oil and gas properties which we anticipate, and/or we decide to purchase additional oil and gas properties and are required to raise additional financing, we may be forced to scale back our operations which would have a material adverse impact upon our ability to pursue our business plan. We have no commitments from officers, directors or affiliates to provide funding. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

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

We raised $15,000,000 from the sale of a Secured Convertible Term Note to Laurus Master Fund, Ltd. ("Laurus"); $3,675 from Laurus' exercise of a portion of the Option; $9,500,000 from the sale of a separate Secured Term Note to Laurus in 2005; and $16,210,000 from the sale of a Secured Term Note in December 2006. Additionally, our wholly owned subsidiary, Gulf Coast Oil Corporation ("Gulf Coast") borrowed an aggregate of $45,000,000 from Laurus during the second quarter of 2006. However, approximately $61,401,097 of the aggregate of $85,713,675 which was borrowed from Laurus, was immediately used to purchase interests in the Wishbone field and interests in McMullen, County, Texas; pay closing costs and fees in connection with the various funding transactions; and to repay amounts previously owed. Additionally, in December 2006, we sold Laurus a Secured Term Note in the amount of $16,210,000, of which $10,000,000 was immediately used to repay the balance of the $5,000,000 Gulf Coast note, and a portion of the $40,000,000 Gulf Coast note (the "December 2006 Note"). As a result, as of December 30, 2006, we had $7,524,387 of cash on hand and $4,967,000 in restricted cash.

We believe our cash on hand as of December 31, 2006, and the revenues which we expect to generate from the sale of oil and gas this year will allow us to pay our outstanding liabilities and continue our business operations for at least the next twelve months. However, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we provide any assurances that if found, that the oil and/or gas will be in commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, and the amount of money we receive from the sale of oil and gas, we may need to raise additional capital substantially faster than twelve months, which we currently estimate such previously borrowed monies and monies we receive through the production of oil and gas will last. As such, we may need to raise additional capital much sooner than the twelve month estimate which our management currently feels is reasonable. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note, later amended and replaced by the Restated Note and subsequent thereto the Second Restated Convertible Note, described below (the "Note"), which bears interest at the rate of 10.25% per year (as of March 30, 2007), which is subject to adjustment as described above under "Description of Business," and which is due and payable on June 30, 2008, and which $100,000 of principal is payable on the first day of each month beginning in March 2007 and ending on December 31, 2007, and $250,000 of principal is payable on the first day of each month beginning on January 1, 2008 and ending on June 30, 2008, at which time the remaining principal amount of the Note is due and payable. Additionally, on September 19, 2005, we sold Laurus a separate Secured Term Note (the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, and is payable monthly in arrears through a payment to Laurus of the greater of (a) 80% of the production payments on our 7.5% working interest on the Lindholm-Hanson Gas Unit property purchased in September 2005; or (b) the monthly interest accrued there under. The Term Note is currently due on July 2, 2007.

Additionally, our wholly owned subsidiary, Gulf Coast, sold a Secured Term Note in the amount of $40,000,000, which note bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of March 31, 2007) per year and which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009, as well as a forty (40) month Secured Term Note in the amount of $5,000,000, which was later repaid with a portion of the December 2006 Note sold to Laurus in December 2006 (defined below).

In December 2006, we sold Laurus a Secured Term Note in the amount of $16,210,000, of which $10,000,000 was immediately used to repay the balance of the $5,000,000 Gulf Coast note, and a portion of the $40,000,000 Gulf Coast note (the "December 2006 Note"). The December 2006 Note bears interest at the rate of the Prime Rate plus 2%, until paid, currently equal to 10.25% per annum, and is due and payable on January 4, 2010. Amortizing payments are due under the December 2006 Note in the amount of $200,000 on the first day of each month beginning on July 1, 2007 until the December 2006 Note is paid in full.

While, we do have sufficient cash on hand to pay the April 1, 2007 payment of $100,000 of principal on the Note and the July 1, 2007 payment of $200,000 on the principal amount of the December 2006 Note, there can be no assurance that we will continue to have sufficient funds to pay any principal or interest on the Note or the December 2006 Note, or the Term Note or Gulf Coast note if such production payment is not sufficient to pay Laurus the required monthly amounts of principal when due. Also, we cannot make any assurances that we will have funds available to repay the full $15,000,000 remaining on the Note, the approximately $6,351,390 remaining on the Term Note (not including any accrued or unpaid interest, as of the filing of this Report), that we will have sufficient funds to repay the $16,210,000 December 2006 Note, and/or that Gulf Coast will have sufficient funds to repay the $40,000,000 note owed to Laurus if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described below. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into effect amortizing payments of principal, which we may not have sufficient funds to pay, and conversions) when due, the interest on or the principal amount of the Term Note or December 2006 Note when due and/or if Gulf Coast does not have sufficient funds to repay its outstanding note if not sufficiently repaid Laurus may, at its option, take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities") or it can declare 130% of the then outstanding principal amounts of the notes due and payable, plus any accrued and unpaid interest.

As a result as of March 30, 2007, we will need to raise or otherwise generate approximately $13,200,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our common stock) by June 30, 2008, $16,210,000 to repay the December 2006 Note by January 4, 2010, (not including any interest which is accruing or payments of principal) $6,351,391 to repay the Term Note (not including any interest which is accruing or payments of principal) and $32,189,731 to repay Gulf Coast's note (not including any interest which is accruing or payments of principal), if such notes are not repaid by production payments on certain of our properties, as described below, by July 2, 2007 and October 28, 2009, respectively. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE MAY FACE DELAYS AND/OR MAY BE PREVENTED FROM EXECUTING OUR CURRENTLY PLANNED DRILLING ACTIVITIES IF WE DO NOT RECEIVE THE APPROXIMATELY $5,000,000 IN CASH HELD IN A RESTRICTED ACCOUNT, WHICH LAURUS HAS SOLE DISCRETION IN RELEASING TO US.

We currently have restricted cash of $4,967,109, which cash is restricted by Laurus and held in a bank account for use by us in connection with future drilling operations on the Manti Property by Gulf Coast. The restricted cash must be released by Laurus for our and Gulf Coast’s use, and although Laurus has agreed to release $1,500,000 of the restricted cash every ninety (90) days after the closing date of the December 2006 Note (December 28, 2006), until such funds have been fully disbursed, we can provide no assurances that such funds will be released to us in the future.  The release of our restricted funds by Laurus is at Laurus’ sole discretion, and although we have requested our first $1,500,000 tranche of funds to date, we have not received those funds from Laurus.  If we do not receive the $1,500,000 from the restricted bank account, which we have requested to date, and/or if we do not continue to receive the restricted cash which we currently require to continue our drilling operations, we may be forced to curtail or abandon our currently planned drilling activities.  If that were to happen, it may delay or prevent our discovery of new oil and gas reserves, if any, and may cause the value of our common stock to decline in value or become worthless.

WE RELY HEAVILY ON EDWARD R. DESTEFANO, OUR SOLE OFFICER AND DIRECTOR, AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

Our success depends upon the personal efforts and abilities of Edward R. DeStefano, our sole Director and our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. DeStefano and our ability to attract qualified contractors on an as-needed basis. We face continued competition for such contractors. We do have an employment contract, as amended, with Mr. DeStefano which is effective for three years ending on August 30, 2008; and we currently have key man insurance on Mr. DeStefano in the amount of $1,000,000. Mr. DeStefano is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. DeStefano and/or attract and retain such contractors in the future and/or that he will not terminate his employment agreement with us. The loss of Mr. DeStefano and/or our inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on our business and operations.

EDWARD R. DESTEFANO OWNS APPROXIMATELY 67.0% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

Edward R. DeStefano, our sole Director and sole executive officer, holds 37,514,350 shares of our common stock, representing approximately 67.0% of the outstanding shares of our common stock (and which will represent approximately 37.8% of our outstanding common stock assuming the sale of all 43,060,789 of the shares issuable upon conversion of Laurus' Note and the exercise of Laurus' Warrant, Option and December Option, provided that Laurus may not convert the Note, or exercise the Warrant or Options if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock). This restriction, however, does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares (assuming such shares are registered herein, are eligible to be sold under Rule 144 or another exemption from registration under the Securities Act), and then converting the rest of its holdings, while still staying below the 9.99% limit. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by Laurus, as Mr. DeStefano will likely continue to be our largest shareholder. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

WE DID NOT COMPLY WITH RULE 152 IN CONNECTION WITH OUR ENTRY INTO THE EIGHTH AMENDMENT WITH LAURUS, WHICH HAS SINCE BEEN RESCINDED, AND WE MAY CONTINUE TO HAVE LIABILITY IN CONNECTION WITH SUCH RESCISSION.

We previously entered into the Eighth Amendment with Laurus (described in greater detail below), which modified the terms of the Warrant and Options while we were in registration in connection with our Form SB-2 Registration Statement, in violation of Rule 152 under the Securities Act of 1933, as amended ("Rule 152"). As a result, we rescinded the Eighth Amendment and all of the amendments and modifications to the Warrant and Options affected in connection with the Eighth Amendment pursuant to the Agreement to Rescind the Eighth Amendment (described below). Although the previous amendments to the Warrant and Options have been rescinded, we may face liability in connection with our violation of Rule 152 and/or in connection with the rescission of the terms of our Eighth Amendment. Such liability could cost us substantial time and money, which could, in turn cause the value of our securities to decrease in value.

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

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. In the short term, our production on a barrel of oil equivalent (BOE) is weighted towards oil and oil prices are likely to affect us more than gas prices because as of December 31, 2006 (on a BOE using 6 MCF equals 1 barrel of oil) more than approximately 73% of our Proved Developed Producing reserves for the Company and its subsidiary Gulf Coast Oil Corporation were oil. Over the long term, our production on a barrel of oil equivalent (BOE) is weighted towards gas and gas prices are likely to affect us more than oil prices because as of December 31, 2006 (on a BOE using 6 MCF equals 1 barrel of oil) more than approximately 58% of our Total Proved reserves (PDP, PDNP and PUD reserves) for the Company and its subsidiary Gulf Coast Oil Corporation were gas. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

OUR FINANCIAL STATEMENTS, INCLUDING OUR QUARTERLY LIABILITIES AND STATEMENT OF OPERATIONS ARE SUBJECT TO QUARTER BY QUARTER CHANGES IN OUR DERIVATIVE ACCOUNTING OF THE LAURUS NOTE, WARRANT, OPTION, SINGLE COMPOUND EMBEDDED DERIVATIVE AND DECEMBER OPTION.

The value of the liabilities relating to the Laurus' Note, Warrant, Option, December Option and single compound embedded derivative on our consolidated Balance Sheet, as well as the net fair value of the Laurus Note, Warrant, Option, December Option and single compound embedded derivatives in our consolidated Statements of Operations, are subject to the changes in the trading value of our securities. As a result, our consolidated financial statements and results of operations may fluctuate quarter to quarter based on factors, such as the trading value of our common stock on the OTCBB and the amount of shares converted by Laurus in connection with the Note and exercised in connection with the Warrant, Option and December Option. Consequently, our liabilities and consolidated statements of operations may vary quarter to quarter, based on factors other than the Company's revenues and expenses.

RISKS RELATING TO THE COMPANY'S SECURITIES

A DEFAULT BY US UNDER THE SECURED CONVERTIBLE TERM NOTE, AS AMENDED AND RESTATED, COMMON STOCK PURCHASE WARRANT, OPTION, SECURED TERM NOTE, AS AMENDED AND RESTATED, THE DECEMBER 2006 NOTE, OR GULF COAST'S NOTE, WOULD ENABLE LAURUS MASTER FUND, LTD., TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

The Convertible Secured Term Note, as amended and restated, common stock Purchase Warrant, Option and December Option, as well as the Secured Term Note, as amended and restated, December 2006 Note, and the Gulf Coast Note, as amended and restated, are secured by Laurus by a continuing security interest in all of our assets, including without limitation, our cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we own or at any time in the future may acquire rights, title or interest to. As a result, if we default under any provision of the Note, Warrant, Option, December Option, Term Note, December 2006 Note or the Gulf Coast Note or we fail to pay any amounts due to Laurus, Laurus may take control of substantially all of our assets. If this were to happen, we could be left with no revenue producing assets, and the value of our common stock could become worthless.

Additionally, pursuant to a Stock Pledge Agreement between Laurus and us, we pledged all of the outstanding stock of our wholly owned subsidiaries, Century Resources, Inc. ("Century") and Gulf Coast Oil Corporation ("Gulf Coast"), as collateral for the funds loaned to us and Gulf Coast from Laurus. As a result, if we default under any provision of the Note, Warrant, Option, December Option, Term Note, December 2006 Note, Gulf Coast Note or any other agreement entered into with Laurus, Laurus may take control of Century and/or Gulf Coast. If this were to happen, it could force us to abandon or curtail our business plan, and could result in our securities becoming worthless.

WE MAY BE REQUIRED TO PAY PENALTIES TO LAURUS MASTER FUND, LTD. UNDER THE REGISTRATION RIGHTS AGREEMENT, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF THE MONEY WE HAVE PREVIOUSLY RAISED.

We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Note, Warrant, Option and December Option, pursuant to a Registration Rights Agreement, which has been amended several times, as described herein. While we previously obtained effectiveness of a registration statement including a portion of the shares issuable to Laurus in connection with the exercise of the Warrant, we and Laurus agreed that if in the future, Laurus is not able to sell the remaining shares underlying the Warrant, Options and/or Convertible Note pursuant to Rule 144(k) we would file an additional Registration Statement in connection with such shares. As a result, if we are required to file additional Registration Statements on Laurus’ behalf, and fail to obtain effectiveness of such Registration Statements, unless such failure is waived by Laurus, and/or our common stock ceases to trade on the OTC Bulletin Board, we will be forced to pay substantial penalties to Laurus, which would cause us to spend a substantial amount of the money raised in connection with the sale of the Note and Term Note, and could force us to abandon or scale back our current planned operations.

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

If that were to happen, Laurus would have significant control over us, including exerting significant influence over our election of Directors and ability to cause or prevent a change in control and/or our business operations. If Laurus were to take control over approximately 47.2% of our outstanding common stock, it could force us to change our business focus, sell all or substantially all of our assets, or abandon our business plan. Any such event, if it were to occur would likely cause the value of our common stock to decline, and could lead to our common stock becoming worthless.

IF AN EVENT OF DEFAULT OCCURS UNDER THE CONVERTIBLE NOTE, TERM NOTE, GULF COAST NOTE, DECEMBER 2006 NOTE OR RELATED AGREEMENTS, WE COULD BE FORCED TO IMMEDIATELY PAY THE AMOUNTS DUE UNDER THE NOTES.

The Secured Convertible Term Note, Secured Term Note, December 2006 Note and Gulf Coast Notes (collectively the "Notes") include provisions whereby Laurus Master Fund, Ltd., may make the amounts outstanding under all of its outstanding Notes payable immediately due and payable if an event of default occurs under any one of the Notes, which events of default include:

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

As of March 30, 2007, we had 56,010,612 shares of common stock issued and outstanding. Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. As a result, as sequential conversions and sales take place, the price of our common stock may decline to the detriment of our then shareholders. All of the shares issuable upon conversion of the Note, Warrant, Option and December Option, may be sold without restriction once our Registration Statement is declared effective and the sale of these shares may adversely affect the market price of our common stock.

THE ISSUANCE OF COMMON STOCK UNDERLYING THE SECURED CONVERTIBLE NOTE, OPTION, DECEMBER OPTION AND COMMON STOCK PURCHASE WARRANT WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

The issuance of common stock upon conversion of the Secured Convertible Note ("Note"), common stock Purchase Warrant ("Warrant"), Option and December Option will result in immediate and substantial dilution to the interests of other stockholders since Laurus Master Fund, Ltd., may ultimately receive and sell the full amount issuable upon conversion and/or exercise of the Note, Warrant and Option. Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the prior exercise of the Warrant, unless an event of default occurs and is continuing), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. In this way, Laurus could sell more than this limit while never actually holding more shares than this limit prohibits. If Laurus chooses to do this, it will cause substantial dilution to our common stock, and could cause the value of our common stock to decline precipitously.

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

We have audited the accompanying consolidated balance sheet of New Century Energy Corp. (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Century Energy Corp. as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.

PMB HELIN DONOVAN, LLP

/s/ PMB Helin Donovan, LLP

March 17, 2007
Houston, Texas

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW CENTURY ENERGY CORP.
CONSOLIDATED BALANCE SHEET
December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$7,524,278
Restricted cash	4,967,109
Certificate of deposit	76,801
Accounts receivable	1,347,480
Due from Laurus Master Fund, Ltd.	584,755
Inventory	326,091
Drilling and completion advances	62,628
Prepaid expenses and other	227,781
Total Current Assets	15,116,923
Office equipment, net of $36,378 accumulated depreciation	150,453
Oil and gas properties, using successful efforts accounting
Proved properties	57,492,445
Unproved properties	418,906
Wells and related equipment and facilities	5,391,643
63,302,994
Less accumulated depletion and impairment	(12,640,446)
Net oil and gas properties	50,662,548
Deferred loan costs and other assets, net	115,757
TOTAL ASSETS	$66,045,681

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$831,091
Accrued liabilities	970,374
Liabilities related to purchase of Vertica shell	59,260
Royalty payments	144,542
Current portion of notes payable	11,580,577
Derivative liability for Laurus warrant	407,482
Derivative liability for Laurus stock option	719,683
Single compound embedded derivatives with convertible note	378,900
Derivative liability for Laurus December option	556,309
Total Current Liabilities	15,648,218

Notes payable, less current portion (net of unamortized
discount and loan costs of $3,329,070)	53,681,198
Asset retirement obligation	391,186
Total Liabilities	69,720,602

Commitments and Contingencies (see Note 14)	-

Stockholders' Deficit
Preferred stock, $.001 par, 20,000,000 shares authorized,
Series A convertible preferred shares, no shares
issued and outstanding	-
Series B convertible preferred shares, 2,000,000 shares
designated, none issued	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 56,010,612 shares issued and outstanding	56,011
Additional paid in capital	9,952,743
Retained deficit	(13,683,675)
Total Stockholders' Deficit	(3,674,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$66,045,681

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2006 and 2005

	2006	2005
Revenues
Oil and gas sales	$14,863,728	$6,918,884
Gain on sale of oil and gas interest	44,766	98,181
Gas operations consulting	18,708	--

Total Revenues	14,927,202	7,017,065

Expenses
Exploration	1,128,134	134,579
Lease operating	1,509,150	640,455
Production taxes	704,051	393,090
Depreciation, depletion
and amortization	9,737,889	2,177,485
General & administrative	1,291,295	2,296,879

Total expenses	14,370,519	5,642,488

Operating income	556,683	1,374,577

Other income (expense)

Net decrease in fair value of derivative
liabilities	1,296,373	7,117,882
Loss on early extinguishment of debt	(204,170)	(8,309,759)
Interest and amortization of discount on debt	(7,958,392)	(3,872,265)
Purchase and write down of Vertica liabilities	60,815	509,028
Other Vertica expenses	--	(196,133)
Interest and other income	154, 407	64,708
Other expenses	(3,284)	(104,492)
Gain on sale of equipment	--	17,630

Total other income (expense)	(6,654,251)	(4,773,401)

Loss before income taxes	(6,097,568)	(3,398,824)
Income tax expense (benefit)	--	--

NET LOSS	$(6,097,568)	$(3,398,824)

Loss per share	$(0.11)	$(0.07)

Weighted average common shares used in
computing basic loss per share	55,909,790	50,961,205

Diluted loss per share	$(0.11)	$(0.13)

Weighted average common shares used in
computing diluted loss per share	55,909,790	54,275,225

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2006 and 2005

	Series A Preferred Stock		Common Stock		Additional Paid In	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balances,
December 31, 2004	5,000	$5	45,489,666	$45,490	$4,753,761	$(4,186,188)	$613,068

Stock for cash			1,721,946	1,722	653,551	-	655,273
Stock for services	-	-	2,300,000	2,300	1,600,200	-	1,602,500
Stock for debt	-	-	46,000	46	29,954	-	30,000
Stock for property	-	-	1,320,000	1,320	830,280	-	831,600
Warrant issued as finder’s fee	-	-	-	-	326,577	-	326,577
Options exercised	-	-	3,675,000	3,675	1,653,258	-	1,656,933
Stock for legal settlement	-	-	58,000	58	25,462	-	25,520
Conversion of preferred stock	(5,000)	(5)	1,100,000	1,100	-	(1,095)	-
Net loss	-	-	-	-	-	(3,398,824)	(3,398,824)

Balances,
December 31, 2005	-	-	55,710,612	55,711	9,873,043	(7,586,107)	2,342,647

Settlement with former officer	-	-	100,000	100	29,900	-	30,000
Stock for contract amendment	-	-	200,000	200	49,800	-	50,000
Net loss	-	-	-	-	-	(6,097,568)	(6,097,568)

Balances,
December 31, 2006	-	$-	56,010,612	$56,011	$9,952,743	$(13,683,675)	$(3,674,921)

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net loss	$(6,097,568)	$(3,398,824)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation, depletion and amortization	9,737,889	2,177,485
Imputed interest on marketable security	(1,801)	--
Release of Vertica shell liabilities	(60,815)	(509,028)
Gain on sale of oil and gas properties	(44,766)	(98,181)
Gain on sale of equipment	-	(17,630)
Stock for services	50,000	1,602,500
Settlement with former officer	(25,483)	-
Loss on early extinguishment of debt	204,170	8,309,759
Net decrease in fair value of derivatives	(1,296,373)	(7,117,882)
Accretion of discount and loan cost on
debt to interest expense	1,767,452	2,593,537
Asset retirement obligation	33,296	11,257
Changes in working capital:
Accounts receivable	454,769	(2,293,664)
Inventory	(278,301)	17,913
Prepaid expenses and other	11,318	(174,716)
Accounts payable	140,603	427,113
Accrued liabilities	423,556	514,508
Royalty payments payable	144,542	-
Net cash provided by operating activities	5,162,488	2,044,147

Cash flows from investing activities
First acquisition of Mustang Creek field	(28,840,360)	--
Second acquisition of Mustang Creek field	(3,946,859)	--
Third acquisition of Lindholm Hanson gas unit
and wells, net of cash acquired	(1,530,874)	--
First acquisition of Lindholm Hanson gas unit
and wells, net of cash acquired	--	(10,394,361)
Second acquisition of Lindholm Hanson gas unit
and wells, net of cash acquired	--	(8,446,231)
Capital expenditures on oil and gas properties	(3,746,808)	(2,639,997)
Decrease(increase)in drilling advances	199,716	(262,343)
Proceeds from sale of oil and gas property
and equipment	44,766	115,811
Cash restricted for drilling operations	(4,967,109)
Increase in other assets	(247,066)	(135,776)

Net cash used in investing activities	(43,034,594)	(21,762,897)

Cash flows from financing activities
Proceeds from acquisition financing	43,345,295	24,500,000
Proceeds from long term debt issuance	15,970,000	--
Proceeds from the sale of common stock	--	655,273
Proceeds from the exercise of Laurus options	--	3,675
Payments to reduce long-term debt	(17,119,155)	(776,158)
Payments for deferred loan costs	(111,421)	(1,805,156)

Net cash provided by financing activities	42,084,719	22,577,634
Net increase in cash	4,212,613	2,858,884

Cash at beginning of the year	3,311,665	452,781

Cash at end of the year	$7,524,278	$3,311,665

Supplemental disclosures of cash flow information:

Interest paid	$(5,660,524)	$(1,100,220)

Income taxes paid	$--	$--
Supplemental disclosures of noncash investing and financing activities
(See Notes 14 and 15)
The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
(formerly Vertica Software, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Since the date of the Exchange, the Company has focused on oil and gas exploration and production. The Company's major business focus for the year 2006 was formation of the Company’s newly wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast”)and its two acquisitions of developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. The primary reason for the two acquisitions was to add to our proved developed and undeveloped reserves as well as generate significant future cash flows for the Company.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the federal insured limit of $100,000 from time to time and exceeded that balance at December 31, 2006 by $12,718,070. The terms of these deposits are on demand to minimize risk. The certificate of deposit is maintained in an interest bearing account of a major U.S. domestic bank.

Revenue recognition and accounts receivable

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met. In certain cases, collections from customers are held by our major lender until specific month end reporting is made, at which time the proceeds are released for unrestricted use.

Currently all of our working interest producing wells are located in Texas and all of our revenue is generated in Texas.

The Company periodically reviews its accounts receivable for collectibility, and has determined that no allowance for doubtful accounts is warranted at December 31, 2006.

Inventory

The Company carries small inventories of crude oil in our stock tanks located on each oil producing property. Crude oil inventories are carried at the lower of current market value or cost. Inventory costs include expenditures and other charges (including depreciation) directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost. Inventories of materials and supplies are valued at cost or less.

Oil and gas properties

We follow the successful efforts method of accounting for our oil and gas activities, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. As of December 31, 2006, we have no capitalized costs for exploratory wells pending determination of proved reserves. We generally pursue acquisition and development of proved reserves as opposed to exploration activities. A significant portion of the property costs reflected in the accompanying consolidated balance sheet are from acquisitions of proved properties from other oil and gas companies.

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

If conditions indicate that long-term assets may be impaired, the carrying value of the property is compared to management's future estimated pre-tax cash flow from properties generally aggregated on a field-level basis. If impairment is necessary, the asset carrying value is written down to fair value. Cash flow estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant unproved properties is assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis. The Company has not capitalized any interest in 2006 relating to expenditures for significant exploration and development projects.

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

New Century utilizes the Black-Scholes option-pricing model to determine the fair value of its freestanding derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. We also determined a fair value for our various embedded derivatives within our $15 million convertible note by using a layered discounted probability-weighted cash flow model. The assumptions used in both modeling techniques required significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates. The reader should reference Notes 5 and 6 for further details in regards to our derivative liabilities.

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

New Century Energy utilized a portion of the proceeds from the $16.2 million December 2006 Note at 10.25% interest to repay in full the June 2006 Gulf Coast Note, which was at 17.5% interest, in terms of present value, which resulted in the loss on early extinguishment of debt of $204,170 on the 2006 consolidated statement of operations. It was deemed that SFAS 140 did not apply since the 17.5% note was liquidated. The present value of the other note instruments modified in the transaction did not change by more than the minimum of ten percent.

With the Third Amendment to the 2005 Amended Convertible Note and the December Option, the Company has determined that a greater than 10% difference in the net present value of the remaining cash flows of both the original Convertible Note and the New Convertible Note had occurred. Therefore, the original Convertible Note, along with the related unamortized discounts and deferred loan costs, was extinguished and a New Convertible Note was recorded at its fair value on December 30, 2005. The extinguishment required the Company to record a loss on early extinguishment of debt of $8,309,759.

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

Loss per share

In accordance with SFAS No. 128, "Earnings Per Share," we report basic loss per common share, which excludes the effect of potentially dilutive securities, and diluted loss per common share, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. The Company has outstanding free standing and embedded derivatives that were issued with the Secured Convertible Note in June 2005 and the Third Amendment to the Secured Convertible Note in December 2005. These are potentially dilutive securities but their impact was antidilutive in 2006. The unexercised portion of the Laurus Stock Option had a dilutive effect on loss per share and, therefore, a dual presentation was made in 2005.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable and derivative liabilities. The fair values of our accounts receivable, accounts payable, notes payable and derivative liabilities, in our opinion, reflect their respective carrying amounts. We believe the fair value of the Convertible Note, as amended, reflects the amount as presented in Note 5 to the consolidated financial statements as of December 31, 2006.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87,88,106 and 132(R)” (“SFAS 158”), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. We have no defined benefit plans; therefore we do not expect the adoption of SFAS 158 to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a frame work for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any; the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

In July 2006, The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SPAS 155 will have on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity”.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement on our company’s financial statements was not material.

In December 2006, the FASB issued the FASB Staff Position (FSP) No.EITF 00-19-2, ("FSP EITF 00-19-2"), “Accounting for Registration Payment Arrangements”. This FSP addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company intends to adopt FSP EITF 00-19-2 beginning in 2007. The effect of the adoption of this FSP has not been determined.

NOTE 2 - LIQUIDITY

The Company incurred net losses of approximately $6.1 million and $3.4 million in 2006 and 2005, respectively, resulting in a stockholders’ deficit of $3.7 million at December 31, 2006. The Company has a balloon payment under its Secured Term Note agreement for the remaining principal balance, which was approximately $6.4 million at December 31, 2006, due in July 2007, with an aggregate indebtedness to this primary lender totaling approximately $65 million, plus the fair value of its derivative liabilities (approximately $2.1 million at December 31, 2006).

The Company’s aggregate indebtedness to its primary lender is secured by its oil and gas properties, which had a net present value (at 10% discount) of approximately $52 million as of December 31, 2006. The Company has approximately $12.5 million in cash at December 31, 2006, of which $5.0 million is restricted for use by its primary lender for its drilling program or as specified by the lender, which could possibly include reduction of its indebtedness to the lender. The Company has approximately $1.9 million in accounts receivable, including approximately $0.6 million due from its lender, which can also be used to reduce its indebtedness or for other working capital requirements.

The Company has maintained a satisfactory credit relationship with the lender over the past 18 months, as it has made its principal and interest payments when due, or has successfully negotiated amendments to its various loan agreements providing more flexible terms if and when needed. The Company has successfully financed four of its five acquisitions with borrowings from this lender, with the remaining acquisition being a cash purchase. Accordingly, the Company believes it will be successful in meeting its working capital requirements in 2007, including the successful negotiation of a refinancing of its July 2007 balloon payment under the Secured Term Note to a date beyond 2007.

NOTE 3 - ACQUISITION OF MUSTANG CREEK I WELLS AND LEASES AND GULF COAST SECURED TERM NOTE

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

The following table summarizes the initial estimated fair values of the assets acquired.

Mustang Creek I Wells and Mineral Interests:

Leasehold costs	$31,121,397
Equipment	1,878,603

Total assets acquired	$33,000,000

A summary of the acquisition consideration is as follows:

Purchase price	$33,000,000
Closing costs	65,969
Mustang Creek revenue for 5 months	(4,809,904)
Mustang Creek expenses for 5 months	584,295

Net cash paid	$28,840,360

GULF COAST NOTE

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

Repayment -
A portion of the proceeds from the issue of the New Century Energy Corp. December 2006 Secured Term Note (see Note 5), totaling $5,235,788, was used to pay principal on this note on or about December 29, 2006.

At December 31, 2006, the Gulf Coast Note was classified as follows:

Gross amount	$32,529,454
Unamortized discount	(1,173,865)

Net amount	$31,355,589

The accretion of discount and deferred loan costs related to the Gulf Coast Note for the twelve months ended December 31, 2006 were $275,840 and $14,530, respectively.

NOTE 4- ACQUISITION OF MUSTANG CREEK II WELLS AND LEASES AND JUNE 2006 GULF COAST NOTE

ACQUISITION OF MUSTANG CREEK II WELLS AND LEASES

On June 30, 2006, Gulf Coast entered into an Asset Purchase Agreement with J&P Family Properties, Ltd. and Lara Energy, Inc. for assets which Gulf Coast purchased 7/8th of on April 28, 2006. The purchase price of the June 2006 Assets was $4,450,000, which amount was paid from funds received from Gulf Coast's sale of the June 2006 Gulf Coast Note. The effective date of the June 2006 Asset Purchase Agreement was December 1, 2005. As a result of the June 2006 Asset Purchase Agreement, Gulf Coast holds a 100% working interest in the producing properties and undeveloped oil and gas mineral leases, other than one well, in which Gulf Coast holds a 75% interest.

The following table summarizes the initial estimated fair values of the assets acquired.

Mustang Creek II Wells and Mineral Interests:

Leasehold costs	$4,324,760
Equipment	125,240

Total assets acquired	$4,450,000

A summary of the acquisition consideration is as follows:

Purchase price	$4,450,000
Closing costs	19,548
Mustang Creek revenue for 7 months	(630,176)
Mustang Creek expenses for 7 months	107,487

Net cash paid	$3,946,859

JUNE 2006 GULF COAST NOTE

On June 30, 2006, Gulf Coast entered into a second Securities Purchase Agreement with Laurus Master Fund, Ltd. whereby Gulf Coast sold Laurus a Secured Term Note (“June 2006 Gulf Coast Note”) in the amount of $5,000,000 with the following features.

Interest Rate -	17.5%, due beginning July 1, 2006

Maturity Date -	October 30, 2009

Amortizing Amount -	12.5 percent of 80% of net production revenue from Mustang Creek assets with a minimum monthly payment of $25,000

Amendment -
With the issuance of the June 2006 Gulf Coast Note, the amortizing amount for the Gulf Coast Note (See Note 3) was amended to be 87.5 percent of 80% of net production revenue from Mustang Creek Assets with a minimum monthly payment of $150,000. When this note was liquidated, at the end of 2006, the
Gulf Coast Note was amended back to the original terms.

Right-	Laurus was granted a right of first refusal to provide additional financing, prior to the incurrence of any additional indebtedness and/or the sale or issuance of any equity interests of Gulf Coast.

Liquidation -
A portion of the proceeds from the issuance of the New Century Energy Corp. December 2006 Secured Term Note (see Note 5), totaling $4,700,237 was used to pay principal on this note on or about December 29, 2006. The amount represented full and final settlement for the note. At the time of liquidation the note had a carrying amount as follows:

Unpaid principal	$4,700,237
Unamortized discount	(176,034)
Unamortized deferred loan cost	(28,136)

Total liability	$4,496,067
Cash paid	(4,700,237)

Loss on extinguishment of debt	$(204,170)

The loss on extinguishment of debt is recorded in the Statement of Operations - Other Expenses.

The accretion of discount and deferred loan costs related to the June 2006 Gulf Coast Note (up to repayment) for the twelve months ended December 31, 2006 were $28,966 and $4,990, respectively.

Note 5 - NEW CENTURY ENERGY NOTES PAYABLE

In addition to the Gulf Coast Note (Note 3), New Century Energy has three other notes outstanding to Laurus.

SECOND AMENDED AND RESTATED SECURED CONVERTIBLE TERM NOTE

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

Amortizing Amount -
$100,000, beginning January 1, 2007. With the signing of the December 2006 Secured Term Note,(see below) we entered into a Second Amended and Restated Secured Convertible Term Note which revised the current amortization payments for the note. Under the Restated Convertible Note (signed December 2005), we were obligated to make monthly amortization payments under the Restated Convertible Note of $250,000 per month, beginning July 1, 2006. The Second Restated Convertible Note revised the amortization payments such that, beginning January 1, 2007, through December 31, 2007, we are required to make monthly amortization payments of $100,000, and beginning January 1, 2008, through June 30, 2008, we are required to make monthly amortization payments of $250,000 per month.

Conversion -	Convertible into 24,193,548 shares of Common Stock at a conversion price of $0.62 per share.

Warrant -	Purchase up to 7,258,065 shares of Common Stock at $0.80 per share.

Option -	Purchase up to 10,222,784 shares of our Common Stock for $0.001 per share (as amended).

December Option -	Purchase up to 5,061,392 shares of our Common Stock for $0.001 per share (as amended).

Registration Rights -
Granted Laurus registration rights to the shares convertible in connection with the Convertible Note and exercisable in connection with the Warrant and Option pursuant to a Registration Rights Agreement. (Such agreement has been subsequently amended, see below).

Restrictions -
Laurus is restricted to owning not more than 9.99% of the outstanding common stock of the Company at any time. Options can only be exercised after debt is paid in full and the Laurus warrant has been exercised.

The Secured Convertible Note was deemed to have both freestanding and embedded derivatives. The Laurus Warrant and Laurus Option have been accounted for as freestanding derivative liabilities and are fair valued under the Black-Scholes method. The interest rate adjustment, optional redemption, form of payment and conversion features of the Secured Convertible Note have been bundled together as a Single Compound Embedded Derivative Liability, and is fair valued under a layered discounted probability-weighted expected cash flow methodology (See Note 6).

On December 30, 2005, we entered into a Third Amendment Agreement ("Third Amendment") to create the Restated Convertible Note and a December Option. The December Option, provides Laurus the right to purchase up to 5,061,392 shares of our common stock at $0.001 per share. Laurus agreed not to exercise any rights until: (a) payment in full of all of the obligations of the Company under the June 2005 Restated Note have been paid in full and (b) the exercise of the Warrant by Laurus, except in the event of default (as defined in the Amended Note), or upon 75 days notice. (See Note 7)

The Restated Convertible Note adopted the First and Second amendments of the Secured Convertible Note with respect to events of default and extended the date on which the Company was required to begin making monthly principal payments of $250,000 from January 1, 2006 to July 1, 2006.

During 2006 we entered into the Fourth, Fifth, Sixth and Seventh Amendment Agreements with Laurus which amended the June 30, 2005 Registration Rights Agreement, extending the dates that a registration statement was required to be filed with the Securities Exchange Commission (“the Commission”) to register the shares convertible under the terms of the June 2005 Amended and Restated Convertible Note and to amend the date on which such statement was required to be declared effective. On January 17, 2007, an amended registration statement was filed with the SEC with 6,108,501 shares registered and on February 12, 2007, the registration statement was declared effective by the Commission. Of these shares, only 250,000 were held by a third party and are therefore not available for the share conversion under the June 2005 Amended and Restated Convertible Note.

New Century Energy Corp. is not in default and will not be in default under its current contractual obligations to register shares of New Century Energy Corp.common stock.  In addition, New Century Energy Corp. will not incur liquidated damages in connection with any registration obligations at this time. It is acknowledged and agreed by the parties, that in the event that Laurus sells all securities which have been registered on the registration statement, Laurus may require New Century Energy Corp. to file an additional registration statement to register additional shares in the event that Laurus cannot rely on Rule 144(k) in connection with the sale of the shares of common stock issuable in connection with the conversion of the Convertible Note, and exercise of the Warrant, Option or December Option. New Century Energy may incur significant penalties if it is unable to file an additional Registration Statement and/or to gain effectiveness of such registration statement in the future.

In December 2006, the Company entered into the Eighth Amendment Agreement (the "Eighth Amendment") with Laurus which amended the terms of our June 30, 2005 Common Stock Purchase Warrant ("Warrant") and June 30, 2005 and December 31, 2005 Options (the "Options") with Laurus, to add a cashless exercise feature, whereby Laurus may exercise the Warrant and/or Options and receive an amount of shares of our common stock equal to the number of shares exercised multiplied by the exercise price of the security divided by the Fair Market Value of our common stock (as defined in the Warrant and Options).

Laurus also agreed that we would no longer be bound by the Registration Rights Agreement entered into in connection with our June 30, 2005 closing with Laurus, and therefore, would no longer be required to register the shares of common stock issuable to Laurus in connection with the conversion of the Secured Convertible Term Note or exercise of the Options.

Laurus agreed pursuant to the Eighth Amendment that it would not be able to affect a cashless exercise of the Warrant shares until December 4, 2007. Additionally, Laurus agreed that it would not be able to affect a cashless exercise of the Option shares, until the earlier of (i) the date the shares of common stock exercisable in connection with the Warrant are registered pursuant to an effective registration statement and (ii) December 4, 2007. Laurus also agreed that if a registration statement covering all of the shares of common stock issuable in connection with the exercise of the Warrant has been declared effective and remains effective, Laurus would be required to pay cash to exercise the Warrant, and the cashless exercise would not be available to Laurus.

On or about January 10, 2007, we entered into an Agreement to Rescind the Eighth Amendment Agreement (the "Rescinding Agreement"), whereby we and Laurus agreed to rescind the Eighth Amendment in its entirety, and that all of the provisions of the Registration Rights Agreement, Options and Warrant which were revised by the Eighth Amendment would be restored, and the Registration Rights Agreement, Options and Warrant would have the same terms and conditions as they had immediately prior to the parties entry into the Eighth Amendment Agreement.

At December 31, 2006 the details of the Second Amended and Restated Secured Convertible Term Note were as follows:

Gross amount	$13,500,000
Unamortized discount	(1,915,853)

Net amount	$11,584,147

For the twelve months ended months ended December 31, 2006 and December 31, 2005, the accretion of discounts related to the Second Amended and Restated Secured Convertible Term Note was $1,180,337 and $2,034,910, respectively. Deferred loan costs related to the issue of Note of $220,201 were fully accreted in 2005.

SECOND AMENDED AND RESTATED SECURED TERM

In connection with the second acquisition of a 7.25% working interest and a 5.43% net revenue interest of the Lindholm-Hanson Gas Unit, on September 19, 2005, the Company executed a Secured Term note in the amount of $9,500,000, with the following features:

Interest Rate -	20%

Maturity Date -	July 2, 2007

Amortizing Amount -	The greater of 80% of gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit and monthly interest.

Amendments -
On March 30, 2006 we entered in to the Amended and Restated Secured Term Note agreement with Laurus. The agreement extended the maturity date of the note from March 19, 2006 to January 2, 2007. It also provided for monthly amortizing payments equal to 80% of gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit.

Concurrent with the signing of the December 2006 Secured Term Note,(see below) we entered into a Second Amended and Restated Secured Term which revised the current amortization payments for this note to be the greater of 80% of the gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit or the current month interest. We also extended the maturity date of this note to July 2, 2007.

At December 31, 2006 the details of the Second Amended and Restated Secured Term was as follows:

Gross amount	$6,351,391
Unamortized discount	---

Net amount	$6,351,391

The entire balance of this note is a current liability.

The accretion of deferred loan costs related to the $9.5 million Secured Term Note for the twelve months ended December 31, 2006 and the twelve months ended December 31, 2005 were $262,133 and $338,426, respectively. There was not any accretion of discount related to the $9.5 million Secured Term Note.

DECEMBER 2006 SECURED TERM NOTE

On December 28, 2006, we entered into a Securities Purchase Agreement with Laurus in which we sold a secured term note (“December 2006 Secured Term Note”) in the amount of $16,210,000 with features as follows:

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than eight percent

Maturity Date -	January 4, 2010

Amortizing Amount -	Monthly payments of $200,000, beginning on July 1, 2007

Use of Proceeds -

Management discretion	$1,000,000
Liquidate Gulf Coast June 2006 note (see Note 4)	4,700,237
Payment on Gulf Coast note (see Note 3)	5,235,788
Interest on June 2006 note	63,975
Fees to Laurus	240,000
Escrow fees	3,000
Restricted Cash	4,967,000
$16,210,000

Restricted Cash is held by Laurus as security for our obligations under the closing documents and is payable in $1,500,000 increments every ninety days, until the entire amount is disbursed, at Laurus’ sole discretion.

At December 31, 2006 the details of the December 2006 Secured Term Note was as follows:

Gross amount	$16,210,000
Unamortized discount	(239,352)

Net amount	$15,970,648

The accretion of discount and deferred loan costs related to the $16.2 million Secured Term note for the twelve months ended December 31, 2006, were insignificant.

A recap of the Company’s Notes Payable as of December 31, 2006 follows:

Current portion
Second Amended and Restated Secured Convertible	$1,200,000
Second Amended And Restated Secured Term	6,351,391
December 2006 Secured Term	1,200,000
Gulf Coast	2,829,186

Total current portion of notes payable	$11,580,577

Noncurrent portion
Second Amended and Restated Secured Convertible	$12,300,000
December 2006 Secured Term	15,010,000
Gulf Coast	29,700,268

Total noncurrent portion of notes payable	$57,010,268
Less: Unamortized discount	(3,329,070)

Notes payable, less current portion
(net of unamortized discount)	$53,681,198

Future payments under outstanding notes payable at their notional amounts as of December 31, 2006 were as follows:

2007	$11,580,577
2008	16,408,118
2009	30,392,150
2010	10,210,000
2011	--
$68,590,845

Interest and amortization of discount on debt expense for each of the years ended December 31 can be broken down as follow:

	2006	2005
Interest expense on notional balance	$6,190,935	$1,215,556
Accretion of note discount	1,485,791	2,034,910
Amortization of deferred loan costs	281,661	558,627
	7,958,387	3,809,093
Other interest expense	5	63,172
Total interest expense	$7,958,392	$3,872,265

Note 6 - DERIVATIVE LIABILITIES

The following assumptions were used in the valuation of the derivative liabilities (See Note 5) at December 31,2006:

Probability-Weighted Expected Cash Flow Methodology -

Assumptions:
Single Compound Embedded Derivative within Convertible Note

Risk - free interest rate	5.01%

Prime rate	8.50%
Increasing .25% each quarter of first year

Timely registration	95.00%
Increasing by 1% monthly up to 99%

Default status	5.00%
Increasing by 0.1% monthly

Alternative financing available and exercised	00.00%
Increasing 2.5% monthly up to 25%
(Exercised only if the market price is greater than $0.92)

Trading volume, gross monthly dollars	5.00%
Monthly increase

Annual growth rate of stock price	31.715%

Future projected volatility	100.00%

The following assumptions were used in the preparation of the valuations at December 31, 2006:

Black-Scholes Methodology:

		Laurus
	Laurus	December	Laurus
Assumptions	Option	Option	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.90%	4.90%	4.69%
Volatility	100.00%	100.00%	100.00%
Expected term	20 years	20 years	5.50 years

FAIR VALUE OF DERIVATIVES

The fair value of the Company's derivative liabilities comprised the following as of December 31, 2006:
Laurus Warrant	$407,482
Laurus Stock Option	719,683
Single compound embedded derivative
within Convertible Note	378,900
Laurus December Option	556,309
Total	$2,062,374

The decrease in fair value of the Company's derivative liabilities for each of the years ended December 31, 2006 and 2005 increased were as follows:

	2006	2005

Laurus Warrant	$389,577	$2,871,240
Laurus Stock Option	392,765	3,571,005
Single compound embedded derivative
within Convertible Note	210,426	675,637
Laurus December Option	303,605	--
Decrease - fair value of derivative liabilities	$1,296,373	$7,117,882

The decrease in the fair value of the derivative liabilities (mark-to-market)is due to the wide, but mostly downward sliding, fluctuations in the price of our common stock during the year. Prices ranged from $0.32 per share on April 27, 2006 to $0.09 per share on October 11, 2006. The closing price of our stock was $0.11 per share December 31, 2006, versus $0.17 at December 31, 2005. The changes in the fair value of the derivative liabilities have been recorded under Other Income(Expense) in the accompanying consolidated statements of operations.

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

NOTE 7 - THIRD AMENDMENT AGREEMENT TO THE CONVERTIBLE NOTE AND EXTINGUISHMENT OF DEBT

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

The Third Amendment of the Convertible Note as described above was accounted for as an extinguishment of debt in accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The Company determined a substantial difference in the net present value of the cash flows (including changes in the fair value of our single compound embedded derivatives of the Convertible Note) under the terms of the Third Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the original Convertible Note. Due to the substantial difference, the Company determined an extinguishment of debt had occurred with the Third Amendment. As such, it was necessary to reflect the Convertible Note at its fair market value.

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

The following table shows the basis for the debt extinguishment:

Extinguishment of Convertible Note at December 30, 2005:

Convertible Note	$(15,000,000)

Unamortized discount of Laurus Warrant	3,019,907
Unamortized discount of Laurus Stock Option	5,325,279
Unamortized discount of Single Compound Embedded
Derivatives of Convertible Note	1,397,910
Unamortized discount of ECS Warrant	270,054
Unamortized discount of Laurus closing costs	470,141
Unamortized discount of Non-Laurus closing costs	514,200
Subtotal	10,997,491
Extinguishment of Convertible Note	$(4,002,509)

Record New Convertible Note at December 30, 2005:
Convertible Note	$15,000,000
Unamortized discount of Single Compound Embedded
Derivatives of Convertible Note	(589,327)
Unamortized discount for market yield based on 20% rate	(2,506,863)
Subtotal	(3,096,190)
Fair value of the new Convertible Note	$11,903,810

Other items relating to the extinguishment:
Extinguishment loss on the December Option	$859,914
Change in fair value from pre-modification
to post-modification of the Convertible
Note for the compound embedded derivative	(451,456)
Other items relating to the extinguishment	408,458

Extinguishment of Convertible Note	(4,002,509)

Fair value of the new Convertible Note	11,903,810

Loss on early extinguishment of debt	$8,309,759

NOTE 8 - THIRD ACQUISITION OF MINERAL INTERESTS IN THE LINDHOLM-HANSON GAS UNIT AND WELLS

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

Assets acquired:
Accounts receivable		$186,258
Lindholm-Hanson Gas Unit and Wells
Leasehold costs	$1,567,839
Equipment	152,035
		1,719,874
Total assets acquired		1,906,132
Liabilities assumed
Accounts payable		16,132
Net assets acquired		$1,890,000

A summary of the acquisition consideration is as follows:

Purchase price		$1,890,000
Closing costs		16,132
L-H Gas unit revenue for 2.5 months		(281,089)
L-H Gas unit expenses for 2.5 months		94,831
		$1,719,874
Less: 2005 Cash deposit		(189,000)
Net cash paid in 2006		$1,530,874

NOTE 9 -SECOND ACQUISITION OF MINERAL INTERESTS IN THE LINDHOLM HANSON GAS UNIT AND WELLS

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

Assets acquired:
Accounts receivable		$902,083
L-H Gas Unit
Leasehold costs	$7,669,451
Equipment	779,608
		8,449,059
Total assets acquired		9,351,142

Liabilities assumed
Accounts payable		341,453
Accrued liabilities		259,689
Net assets acquired		$8,750,000

This acquisition was financed by the Secured Term Note (See Note 5)

A summary of the acquisition consideration at December 31, 2005 is as follows:

Purchase price		$8,750,000
Cash received from the net of revenues and
expenses from July 1 to September 19, 2005		(300,941)
Remaining payable for acquisition		(2,828)
Total acquisition consideration		$8,446,231

NOTE 10 - FIRST ACQUISITION OF MINERAL INTERESTS IN THE LINDHOLM HANSON GAS UNIT AND WELLS

We acquired certain working interests, overriding royalty interests, and term royalty interests, which together entitled New Century to a 6.2% working interest and a 5.464% net revenue interest in production from the L-H Gas Unit. New Century paid the sellers $10,753,255 in cash and also issued 1,320,000 shares of common stock towards the purchase price of the L-H Gas Unit. The fair market common share price was $0.63 a share for this transaction. The common shares issued for the purchase were valued at $831,600. Also, the effective date of the agreement regarding the L-H Gas Unit's revenue and expenses was agreed upon by both New Century and the sellers as April 1, 2005. These revenues and expenses, which netted to $683,662, were accounted for as an adjustment to the purchase price.

The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed, which may be adjusted within one year of the purchase date for changes in estimates of their fair value.

Assets acquired:
Cash		$246,745
Accounts receivable		470,585
L-H Gas Unit
Leasehold costs	$10,438,692
Equipment	787,269
		11,225,961
Total assets acquired		11,943,291
Liabilities assumed
Accounts payable		107,299
Accrued liabilities		4,392
Net assets acquired		$11,831,600

This acquisition was financed by the Secured Convertible Note (See Note 5)

A summary of the acquisition consideration at December 31, 2005 is as follows:

Purchase price		$11,831,600
Common stock issued (1,320,000 shares at $.63 per share)		(831,600)
Cash received from the net of revenues and
expenses from April 1 to June 30, 2005		(683,662)
Other closing costs		78,023
Total acquisition consideration		$10,394,361

NOTE 11 - OTHER INCOME (EXPENSE)

For each of the periods ended December 31, 2006 and December 31, 2005, $60,815 and $509,028 has been released into Other income, in connection with the reverse merger with Vertica in 2004. The release is comprised of settlements with creditors, the expiration of the statutory four-year aging period, and the settlement agreement with prior Vertica employees regarding disputed back wages. As of December 31, 2006, liabilities related to the purchase of the Vertica shell were $59,260.

NOTE 12 - INCOME TAXES

The Company has net operating loss for financial accounting purposes of approximately $6,097,568 for the year ended December 31, 2006. The Company has a potential deferred tax asset of approximately $4,205,798 as a result of the tax net operating loss and percentage depletion carry forward for December 31, 2006. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carry forwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $2,431,000 for the year ended December 31, 2006.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2006 and 2005.

	2006	2005
Loss before income taxes	$(6,097,568)	$(3,398,824)
Income tax expense(benefit)
computed at statutory rates	$(2,073,173)	$(1,155,600)
Net decrease in fair value of derivative
liabilities	(440,767)	(1,728,229)
Loss on early extinguishment of debt	69,418	2,825,318
Permanent differences	2,452	(163,503)
Increase in valuation allowance	2,431,494	220,729
Other	10,576	1,285
Tax provision for income taxes	$0	$0

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss and percentage depletion carry forward for financial reporting purposes of approximately $12,209,000 at December 31, 2006 and December 31, 2005, respectively, which will expire in 2024 through 2026 if not utilized. Section 382 of the Internal Revenue Code limits net operating loss and tax credit carry forwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period.

The tax effects of the temporary differences between income for financial and income tax reporting purposes are recognized as a deferred tax assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2006 are set out below:

2006
Deferred tax assets:
Net operating loss and percentage depletion carry forwards	$4,205,798
Asset retirement obligation	133,003
Valuation allowance	(3,683,362)
Tax over book amortization of loan costs	678,353
Revision to net operating loss carry forward	(449,858)
Deferred tax liabilities:
Book over tax depreciation, depletion
and capitalization methods on oil
and gas properties	(883,934)
Net deferred tax asset	$0

NOTE 13 - ASSET RETIREMENT OBLIGATION

A summary of the changes in the asset retirement obligation during 2006 and 2005 is as follows:

	2006	2005

Carrying amount of obligation at beginning of year	$305,073	$293,816
Obligations incurred	60,325	7,508
Accretion expense	33,296	22,200
Revision in estimated liabilities	(7,508)	(18,451)
Carrying amount of obligation at end of year	$391,186	$305,073

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into a lease for its corporate office in Houston, Texas, under a third party non-cancelable operating lease through September 30, 2010. Future minimum lease commitments are as follows as of December 31, 2006:

Years ending December 31
2007	36,000
2008	36,500
2009	36,500
2010	27,400
Total	$136,400

Rent expense for 2006 and 2005 was $32,636 and $20,089, respectively.

Litigation

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

The Company's Chief Executive Officer and President (the "Officer") signed a three year employment agreement with us on June 1,2006 with an effective date of June 1, 2006 which runs through December 31, 2008. Under this agreement, the Officer receives a different annual salary for each period covered by the employment agreement, including the following:

For the year ended:
2006	$283,333*
2007	350,000*
2008	350,000*
Total	$983,333*

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

On June 6, 2005, we entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Core Concepts, LLC ("Core Concepts and two former directors of our company. Pursuant to the terms of the Settlement Agreement, we agreed to issue two hundred and fifty thousand (250,000) restricted shares of our Common Stock to Core Concepts in return for Core Concepts and the directors agreeing to settle their disputes with us. We also granted Core Concepts piggyback registration rights in connection with the 250,000 shares. These shares were included in the Registration statement that we filed on January 17, 2007.

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

Additionally, pursuant to the Amended Viking Agreement, we agreed to issue an aggregate of 200,000 restricted shares of common stock, 100,000 shares each to two individuals. With such issuance, the individuals agreed, pursuant to a Lock-Up Agreement not to sell their restricted shares of common stock until July 1, 2008, to comply with Laurus' Convertible Note restrictions on our ability to issue shares of common stock without affecting the Fixed Conversion Price of the Convertible Note (see note 5).

NOTE 15 - OTHER STOCKHOLDERS' EQUITY TRANSACTIONS

Common stock

In March 2006, New Century Energy Corp. issued 100,000 shares of restricted common stock as part of a Settlement and Release Agreement with Hans Nehme, a former officer and director.(see Note 14)

In June 2006, in connection with our entry into an amended agreement with Viking International Petroleum, L.L.C., we issued an aggregate of 200,000 shares of our restricted common stock to two individuals, who have agreed not to sell the shares of common stock until after July 1, 2008. (see Note 14)

Articles of Amendment to Our Articles of Incorporation

We filed Articles of Amendment (the "Amendment") to our Articles of Incorporation with the Secretary of State of Colorado, on June 12, 2006. The Amendment increased our authorized shares to Two Hundred Million (200,000,000) shares of common stock, re-authorized the par value of $0.001 per share of common stock, re-authorized Twenty Million (20,000,000) shares of preferred stock, and re-authorized the par value of $0.001 per share of preferred stock.

The Amendment was approved at our Special Meeting of Shareholders, held on June 12, 2006 (the "Meeting"). The number of shares of our common stock outstanding as of the record date of the Meeting, May 9, 2006, was 55,810,612.

Options and Warrants

Activity in 2006	Options	Warrants
Outstanding, 1/1/2006	11,609,176	8,158,065
Granted	0	0
Exercised	0	0
Expired or cancelled	0	0
Outstanding, end of year	11,609,176	8,158,065
Exercisable, end of year	11,609,176	8,158,065
Available for grant, end of year	0	0

The weighted average option and warrant exercise price information for 2006 is as follows:
Activity in 2006	Options	Warrants

Outstanding, beginning of year	$0.001	$0.80
Granted during the year	$-	$-
Exercised during the year	$-	$-
Expired or cancelled during the year	$-	$-
Outstanding at end of year	$0.001	$0.80
Exercisable at end of year	$0.001	$0.80

Significant option and warrant groups outstanding at December 31, 2006, and related weighted average exercise price and remaining life information is as follows:

Grant date	Options	Warrants	Exercisable	Weighted
Remaining Life (Years)	Outstanding	Outstanding	Options	Warrants	Exercise Price
June 30, 2005 (indefinite)	6,547,784		6,547,784		$0.001
June 30, 2005 (5.50)		7,258,065	-	7,258,065	$0.800
June 30, 2005 (1.50)		900,000	-	900,000	$0.800
December 30,2005 (indefinite)	5,061,392		5,061,392		$0.001
As of
December 31, 2006	11,609,176	8,158,065	11,609,176	8,158,065

At December 31, 2006, approximately 44.0 million shares of common stock were reserved for issuance under the Convertible Note, the Laurus Stock Option, the Laurus Warrant, the ECS Warrant and the Laurus December Option. Additionally, 5.2 million, 70,000 and 30,000 shares of common stock were reserved for issuance under the 2004 Plan (see Note 17), 2002 Employee Stock Purchase Plan and 2000 Employee Stock Purchase Plan, respectively.

On January 17, 2007, we filed a Registration statement with the SEC to register 6,108,501 shares of Common Stock. The shares represent a portion of the shares of common stock underlying the Laurus Warrant to purchase our shares of common stock at an exercise price of $0.80 per share pursuant to the terms of the Secured Convertible note (see Notes 5 and 6), as well as 250,000 shares of common stock currently held by Core Concepts, LLC (see Note 14). On February 12, 2007, the registration statement was declared effective by the SEC.

New Century Energy Corp. is not in default under its current contractual obligations to register shares of New Century Energy Corp. common stock.  In addition, New Century Energy Corp. will not incur liquidated damages in connection with any registration obligations at this time. It is acknowledged and agreed by the parties, that in the event that Laurus sells all securities which have been registered on the registration statement, Laurus may require New Century Energy Corp. to file an additional registration statement to register additional shares in the event that Laurus cannot rely on Rule 144(k) in connection with the sale of the shares of common stock issuable in connection with the conversion of the Convertible Note, and exercise of the Warrant, Option or December Option. New Century Energy Corp. may incur significant penalties if it is unable to file an additional Registration Statement and/or to gain effectiveness of such registration statement in the future.

NOTE 16 -LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period.

In calculating diluted earnings per share using the “if converted” method, the Company “adds back” to net income or loss the interest expense on its Second Amended and Restated Convertible Note (the “Convertible Note”)(see Note 5)and the effect of the change in the fair value of the embedded derivatives within the Convertible Note (see Note 6). The effect of each derivative is considered individually. The denominator can also change as the related number of weighted average shares may be affected. Options and warrants only have a dilutive effect if the average market price of the common stock during the period exceeds the exercise price (“in the money”) For potential dilutive options or warrants that are dilutive, the treasury stock method is applied to determine the number of weighted average shares to be included as dilutive earnings or loss per share.

In 2006, the impact of the derivatives and interest from the Convertible Note was antidilutive and therefore, basic and dilutive EPS were the same. However, in 2005 the unexercised portion of the Laurus Stock Option for 6,547,784 common shares had a diluted impact on earnings.

The following table sets forth the computation of basic and diluted loss per common share for 2006 and 2005:

For the years ended December 31,	2006	2005
Numerator for basic loss per
common share-Net loss, as reported	$(6,097,568)	$(3,398,824)

Effect of dilutive securities	--	(3,571,005)
Numerator for diluted loss per
common share	$(6,097,568)	$(6,969,829)
Denominator for basic loss
per common share-weighted average
common shares	55,909,790	50,961,205

Effect of dilutive securities	--	3,314,020
Denominator for diluted loss per
common share-adjusted weighted
shares and assumed conversions	55,909,790	54,275,225

Basic loss per common share	$(0.11)	$(0.07)

Diluted loss per common share	$(0.11)	$(0.13)

NOTE 17 - EMPLOYEE BENEFIT PLANS

401(k) Plan

Our Company has an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation. The Company is not obligated to make contributions under the 401(k) plan. At the end of 2006 and 2005 the total plan assets were $36,222 and $23,390, respectively. In addition, the Company made $2,750 in matching employer contribution to the 401(k) Plan in 2006 while not making any matching contributions in 2005.

2004 Directors, Officers and Consultants Stock Option, Common Stock Warrant and Stock Award Plan ("2004 Plan")

On December 8, 2004, the Company registered 9,700,000 shares of its common stock for its 2004 Plan. The aggregate number of shares that may be optioned subject to conversion or issued under the 2004 plan is 13,000,000 shares of common stock, warrants, options, preferred stock, or any combination thereof ("Company Securities"). The Company's Board of Directors administers the 2004 Plan and has sole discretionary authority to describe, authorize and designate the directors, employees and consultants who will be granted securities under the 2004 Plan. As of December 31, 2006, there were no options or warrants granted or outstanding under the 2004 Plan.

2004 Plan activity	2006	2005
Beginning of year	5,150,000	7,450,000
Issued stock for services	-	(2,300,000)
Remaining shares available to issue
at end of year	5,150,000	5,150,000

NOTE 18 - CONCENTRATIONS

Major Purchaser

During 2006, New Century‘s operated properties had two purchasers who accounted for 100% of crude oil sales and two different purchasers who accounted for 100% of sales of natural gas products. New Century’s non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2006 and 2005.

Predominance of Sales

In 2006 and 2005, crude oil sales accounted for 54% and 16%, respectively, and sales of natural gas products accounted for 46% and 84%, respectively, of total revenue from oil and gas operations.

Single lender

All of our outstanding notes payable are due, on various dates during the next four years to Laurus Master Fund, LTD. (see notes 3 and 5)

NOTE 19 - SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration, and development activities:

December 31, 2006
Proved properties	$57,492,445
Unproved properties	418,906
Wells and related equipment and facilities	5,391,643
$63,302,994
Less accumulated depreciation, depletion,
amortization and impairment	(12,640,446)
Net capitalized costs	$50,662,548

Costs incurred for property acquisition, exploration, and development activities.

	Year ended December 31,
	2006	2005
Acquisition of properties
-Proved	$34,318,093	$19,675,020
-Unproved	346,416	-
Exploration costs	1,116,058	134,579
Development costs	3,465,334	2,650,666
Total costs incurred for property
acquisition, exploration, and
development activities	$39,245,901	$22,460,265

Results of Operations for oil and gas producing activities:

	Year ended December 31,
	2006	2005
Oil and gas sales	$14,863,728	$6,918,884
Gain on sale of oil and gas interest	44,766	98,181
Gas operations consulting	18,708
Production costs	(2,213,201)	(1,033,545)
Exploration expenses	(1,128,134)	(134,579)
Depreciation, depletion and amortization	(9,737,889)	(2,177,485)
	1,847,978	3,671,456
Income tax expense, 34% rate	(628,313)	(1,248,295)
Results of operations for oil and
gas producing activities (excluding
corporate overhead and financing costs)	$1,219,665	$2,423,161

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

	2006		2005
	Oil	Gas	Oil	Gas
	(Bbls)	(MMcf)	(Bbls)	(MMcf)
Proved developed and undeveloped reserves
Beginning of year	121,067	8,062	113,000	1,116
Revisions of previous estimates	(120,619)	(1,022)	23,309	182
Purchases of minerals in place	982,349	1,215	-	5,447
Production	(124,374)	(1,068)	(15,242)	(643)
Extensions and discoveries	-	-	-	1,960
End of the year	858,423	7,187	121,067	8,062
Proved developed reserves
Beginning of year	121,067	4,517	98,858	151
End of year	117,959	2,131	121,067	4,517

Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2006 and 2005 (in $000's)
	2006	2005

Future cash inflows	$98,529	$75,281
Future production costs	(18,042)	(13,467)
Future development costs	(4,994)	(3,146)
Future income tax expenses, at 34%	(3,743)	(9,985)
Future gross cash flows	71,750	48,683

Less: 10% annual discount for
estimated timing of cash flows	(20,184)	(11,634)
Standardized measures of discounted future net cash flows
relating to proved oil and gas reserves	$51,566	$37,049

The following reconciles the change in the standardized measure of discounted future net cash flow during 2006 and 2005.

	2006	2005
Beginning of year	$37,049	$2,423
Sales of oil and gas produced, net of production costs	(12,600)	(5,825)
Net changes in sales price, net of production costs	(22,635)	3,660
Extensions and discoveries, net of development costs	-	10,911
Purchase of reserves in place	51,248	23,290
Accretion of discount	1,686	154
Net changes in estimated future development costs	222	1,517
Revisions of previous quantity estimates	(8,132)	1,606
Changes in future income tax expense	4,759	(4,607)
Changes in production rates and other	(31)	3,920
End of year	$51,566	$37,049

NOTE 20 - SUBSEQUENT EVENTS

On or about March 16, 2007 we signed a partial assignment of oil and gas lease and bill of sale with our working interest owner in the South Sargent field, Aquatic Cellulose International Corporation (“Aquatic”). Under the terms of the assignment, Aquatic conveyed all of its rights, title and interest in Hamill well Nos. 2, 9, 20 , 11, 14 and 17 below 7,000 feet below the surface to us. In addition, all of Aquatic’s rights, title and interests in Hamill Nos. 19 and 1-R at all depths were transferred in the contract.

On March 29, 2007, we entered into the First Amendment to Common Stock Warrant (the “Agreement”) with Energy Capital Solutions, LP (“ECS”). In consideration for ECS agreeing that the shares of common stock which their Warrant (originally issued with the Secured Convertible Note, see Note 5) was exercisable did not have to be registered on the same Registration Statement as the Laurus stock were registered, we agreed to extend the expiration date of the Warrant from June 30, 2008 to June 30, 2009.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(i)	On January 22, 2007, we were informed by Helin, Donovan, Trubee & Wilkinson, LLP (“HDTW”), our independent registered public accounting firm, as follows:

(1)
HDTW had consummated a merger with Pohl, McNabola, Berg & Co., LLP (“PMB”). PMB is located in San Francisco, California, and is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is PMB Helin Donovan, LLP (“PMB+HD”).

(ii)
HDTW’s report on our consolidated financial statements as of and for the year ended December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope or accounting principles.

(iii)
The report of HDTW on the Company’s financial statements for the most recent fiscal year ending December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

(1)
During the year ended December 31, 2005, and through January 22, 2007, there were no disagreements with HDTW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HDTW, would have caused them to make reference thereto in their report on the financial statements for such year.

(2)	During the year ended December 31, 2005, and through January 22, 2007, there were been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

(iv)
The Company has requested that HDTW furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not HDTW agrees with the above statements. A copy of HDTW’s letter required by Item 304(a)(3) of Regulation S-B is incorporated by reference as exhibit 16.3 hereto.

(2)
During the Company’s two most recent fiscal years and through January 22, 2007, neither the Company, nor anyone on its behalf, consulted with PMB regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or any matter that was either a subject of disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(iv)(B) of Regulation S-B).

Our consolidated financial statements for the year ended December 31, 2004 were audited by Malone & Bailey, PC, Certified Public Accountants (“Malone”). Effective April 11, 2005, the client auditor relationship between us and Malone ceased as the former accountant was dismissed. Effective April 11, 2005, we engaged HDTW as our principal independent public accountant for the fiscal year ended December 31, 2005. The decision to change accountants from Malone to HDTW was recommended and approved by the Company’s Board of Directors on April 11, 2005. Malone had been engaged by the Company on June 2, 2004.

During the period beginning June 2, 2004 (the date that the Company engaged Malone) up to and including the date the relationship with Malone ceased, there were no disagreements with Malone on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Malone would have caused Malone to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s financial statements. There have been no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B during the interim period up to and including the date the relationship with Malone ceased.

Malone audited the balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 31, 2004 and 2003. Malone's report on the Company's financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company authorized Malone to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's principal independent accountant. The Company has requested that Malone review the disclosure and Malone has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is filed as an exhibit to this report.

The Company did not previously consult with HDTW regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B) between the Company and Malone, the Company's previous principal independent accountants, as there were no such disagreements, or an other reportable event (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) during the interim period up to an including the date the relationship with Malone ceased. Neither has the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

We have recently become aware of a potential stock scam regarding the proposed purchase of shares of our common stock from offshore investors. At least one investor has been contacted by a third party offering to purchase the shares of our common stock which that investor holds for well over the current market price of our common stock. However, the third party also requests certain legend removal fees and transaction fees which must be paid up front before moving forward with the sale of the common stock. We believe these offers to buy shares of our common stock are fraudulent and that such third parties will not honor their sales once they receive their substantial up front costs. We urge any investor in the Company to only make sales of common stock through licensed broker/dealers and/or to consult with a licensed broker before signing any unsolicited purchase agreements they may receive.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of our director and executive officer. There are no other persons who can be classified as a promoter or controlling person of us. Our officer and director is as follows:

Name	Age	Position

Edward R. DeStefano	54	Chief Executive Officer,
		President, Chief Financial Officer,
		Secretary, Treasurer and Director

EDWARD R. DESTEFANO
Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director

Edward R. DeStefano has served as our Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director since November 2, 2004. Mr. DeStefano has served as the Chief Executive Officer of Century Resources, Inc. since June 1985, which company became our wholly owned subsidiary in connection with the Exchange, discussed below under "Description of Business". From June 1981 to June 1985, Mr. DeStefano served as the Director of Operations of Aracca Petroleum Corporation. From January 1976 to June 1981, Mr. DeStefano was employed as an exploration associate with Gulf Oil Corporation. Mr. DeStefano obtained a Bachelors of Science degree from Ithaca College in 1975. He completed additional course work in Energy Economics at the University of Houston in 1980. Mr. DeStefano is a member of the Houston Geological Society, North Texas Oil and Gas Association, Society of Petroleum Engineers, and the American Association of Petroleum Geologists.

Our Director will hold office until the next annual meeting of the shareholders, and/or until his successor has been elected and qualified. Our officer was elected by the Board of Directors and holds office at the pleasure of the Board.

EMPLOYMENT AGREEMENT

Mr. DeStefano serves as our Chief Executive Officer and President under a three year Executive Employment Agreement effective from September 1, 2005 to August 31, 2008, which was amended, effective June 1, 2006, and which is renewable for successive one (1) year terms upon its expiration. Under the Executive Employment Agreement, Mr. DeStefano shall receive a different "Yearly Salary" depending on the year which Mr. DeStefano is employed, including:

(i) a Yearly Salary of $200,000 for the year ended December 31, 2005, of which he was paid the pro rata amount of approximately $66,667 for the four month period beginning on September 1, 2005 and ending on December 31, 2005;

(ii) a Yearly Salary of $225,000 for the five month period beginning on January 1, 2006 and ending on May 31, 2006 of which approximately $93,750 was paid to Mr. DeStefano during such five month period (which period represents the Yearly Salary Mr. DeStefano was to earn under the original Executive Employment Agreement, from January 1, 2006 until the June 1, 2006, the date the Amended Executive Employment Agreement took effect (the "Executive Employment Agreement");

(iii) a Yearly Salary of $325,000 for the seven month period beginning on June 1, 2006, and ending on December 31, 2006, of which approximately $189,583 is payable to Mr. DeStefano during such seven month period; and

(vi) a Yearly Salary of $350,000 for the twelve month period beginning January 1, 2007 and ending December 31, 2008.

In addition to Mr. DeStefano's Yearly Salary under the Executive Employment Agreement, he may be granted bonus payments of cash or shares of our common stock from time to time at the discretion of our Board of Directors; he shall be reimbursed for business expenses incurred in connection with his employment; he shall be allotted a car allowance of $750.00 per month to be spent on obtaining and maintaining transportation; he shall be entitled to fourteen (14) days of paid time off (PTO) per year which shall roll-over into the next year if unused; and he shall be entitled to participate in any stock option plan of the Company which may be approved in the future by the Board of Directors.

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

The Executive Employment Agreement shall terminate:

(a) in the event Mr. DeStefano suffers an injury, illness, or incapacity of such character as to prevent him from performing his duties without reasonable accommodation for a period of more than thirty (30) consecutive days upon us giving at least thirty (30) days written notice of termination to him;

(b) upon Mr. DeStefano's death;

(c) at any time because of, (i) the conviction of Mr. DeStefano of an act or acts constituting a felony or other crime involving moral turpitude, dishonesty or theft or fraud; or (ii) his gross negligence in the performance of his duties hereunder;

(d) Mr. DeStefano may terminate his employment for "good reason" by giving us ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with us, or a change in his reporting responsibilities or titles as in effect as of the date hereof; (ii) his compensation is reduced; or (iii) we do not pay any material amount of compensation due hereunder and then fail either to pay such amount within the ten (10) day notice period required for termination hereunder or to contest in good faith such notice; or

(e) at any time without cause.

In the event of the termination of Mr. DeStefano's employment pursuant to (a), above, he will be entitled to a one time lump sum payment equal to 50% of the full Yearly Salary then in effect in addition to all payments of salary earned through the date of termination, which shall be immediately due and payable (plus life insurance or disability benefits).

In the event of the termination of Mr. DeStefano's employment pursuant to (b) or (c) above, he will be entitled only to the compensation earned by him as of the date of such termination (plus life insurance or disability benefits).

In the event of Mr. DeStefano's termination pursuant to (d) or (e) above, he will be entitled to receive as severance pay, a one time lump sum payment equal to 150% of the full Yearly Salary then in effect, in addition to all payments of salary earned through the date of such termination, which shall be immediately due and payable; provided however, that any severance payment is contingent upon the execution by Mr. DeStefano of a Settlement Agreement and Mutual Release releasing us from any and all obligations under the Executive Employment Agreement.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, we are of the opinion that William Mason failed to make a Form 4 filing and a Schedule 13d filing in connection with his ownership of 5,000 shares of our Series A Convertible Preferred Stock, which were converted into 1,100,000 shares of our common stock in December 2005. Based on stockholder filings with the SEC, Edward R. DeStefano and Laurus Master Fund, Ltd.(through Promethean(as defined herein)), are currently subject to Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

			Other(1)
			Annual
Name & Principal			Compen-	Options		Total
Position	Year	Salary ($)	sation($)	SARs	Bonus($)	Compensation ($)
Edward R. DeStefano	2006(2)	283,333	9,750	--	26,667	$319,750
CEO, President CFO,	2005(3)	207,957	3,000	--	14,587	$225,544
Treasurer and	2004	76,340	--	--	--	$76,340
Secretary (4)

William F. Mason(5)	2004	--	--	--	--	--
CEO and President

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individuals listed above, we have no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (3) fiscal years.

(1) No Executive Officer received any LTIP payouts, non-equity incentive plan compensation, non-qualified deferred compensation earnings, or restricted stock awards during the years ended 2003, 2004, or 2005, and no salaries are being accrued. since September 1, 2005, in connection with Mr. DeStefano's Employment Agreement, beginning September 2005, he has been receiving approximately $750 per month as a car allowance, which amount represents the $9,750 of other annual compensation in 2006 and $3,000 in 2005.

(2) Mr. DeStefano earned $283,333 for the fiscal year ended December 31, 2006 which included $93,750 earned from January 1, 2006 to May 31, 2006, which was paid under the terms of his Executive Employment Agreement; and $189,583 which he was paid during the remainder of 2006 (June 1, 2006 through December 31, 2006) pursuant to his Amended Executive Employment Agreement (see footnote 4 below). Additionally, Mr. DeStefano received $26,667 in bonuses for his performance in regards to completing the 2006 acquisitions described above under "Description of Business."

(3) Mr. DeStefano earned $207,957 for the fiscal year ended December 31, 2005 which included $141,290 earned by Mr. DeStefano from January 1, 2005 to August 31, 2005 and $66,667 which he was paid pursuant to his Executive Employment Agreement (see footnote 4 below), from September 1, 2005, through December 31, 2005. Additionally, Mr. DeStefano received $14,587 in bonus for his performance in regards to completing the "Development Plan for the Prado Field" with Strong Petroleum and for his efforts in completing the Lindholm-Hanson Gas Unit acquisitions described above under "Description of Business."

(4) Mr. DeStefano is employed under a three year Amended Executive Employment Agreement with us which expires on December 31, 2008, and is described in greater detail under "Directors, Executive Officers, Promoters and Control Persons," above.

(5) William F. Mason served as our Chief Executive Officer and President from October 19, 2001 to November 2, 2004, at which time he resigned and Mr. DeStefano was appointed Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of the Company.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Edward R. DeStefano, our sole officer and Director, does not receive any separate consideration from the Company other than the compensation he is paid as the Company’s sole executive officer, for his service on the Board of Directors. However; the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Edward R. DeStefano, determines the compensation provided to our sole executive officer, Mr. DeStefano, and/or any other executive officers we may hire in the future in its sole determination. Our executive compensation program is designed to attract and retain talented executives (such as Mr. DeStefano), to meet our short-term and long-term business objectives. In doing so, we attempt to align our executive’s interests with the interests of our shareholders by providing an adequate compensation package to such executive. This compensation package includes a base salary, which we believe is competitive with other companies of our relative size. Additionally, our Board of Directors reserves the right to award incentive bonuses which are linked to our performance, as well as to individual executive officer’s performance in the future. This package may also include long-term, stock based compensation to Mr. DeStefano and/or any additional executives we may hire in the future, which are intended to align the performance of our executives with our long-term business strategies.

Base Salary

The base salary of Mr. DeStefano, our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, was established by our entry into an Amended Employment Agreement with Mr. DeStefano, effective June 1, 2006, described in greater detail above, Mr. DeStefano’s salary was established by evaluating the range of responsibilities of his positions, as well as the anticipated impact that Mr. DeStefano could have in meeting our strategic objectives. The established base salary of Mr. DeStefano. Mr. DeStefano’s base salary and/or the base salaries of any additional executive officers we may hire in the future will be adjusted to reflect the varying levels of position responsibilities and individual executive performance.

Incentive Bonus

Along with Mr. DeStefano’s base salary, the Board of Directors reserves the right to give incentive bonuses to Mr. DeStefano, which bonuses the Board of Directors may grant in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of Mr. DeStefano in the sole discretion of the Board of Directors.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award executives with long-term, stock based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for Mr. DeStefano) and the Company (in establishing compensation levels for all employees of the Company) consider many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, contributions to the Company’s overall image and reputation in the Company’s industry, and contributions to the development of the management team and other employees. An employee must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors also considers: competitiveness of compensation packages relative to other comparable companies, both inside and outside of the oil and gas exploration industries, and the experience level of each particular individual.

Compensation levels for executives and employees are generally reviewed upon the expiration of such executive’s employment and/or consulting agreements (if any), and/or annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

Compensation Strategy for Key Management Personnel

The Company’s compensation strategy for its key management personnel is as follows:

•	Total compensation may include base salary and short-term and long-term variable incentives based on annual and long term performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies in the Company’s industry. The Company’s organization size and complexity will be taken into account, and therefore similarly situated companies include companies of similar size and complexity whether or not such companies are in the Company’s industry or not.

•
When determining compensation for officers, managers and consultants, the Company takes into account the employee’s (and/or consultant’s) knowledge, experience, past employment history and connections in the industry, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•	The Company reserves the right to adjust annual base salaries of employees and/or to award performance based bonuses if individual performance is at or above pre-established performance expectations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 30, 2007, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of
Beneficial Owner	Shares	Percent(1)

Edward R. DeStefano*	37,514,350	67.0%
5851 San Felipe, Suite 775
Houston, Texas, 77057

Laurus Master Fund, Ltd.(2)(4)	3,675,000(3)	6.6%
P.O. Box 309
GT Ugland House
George Town
South Church Street
Grand Cayman,
Cayman Islands
All of the officers and	37,514,350	67.0%
directors as a group (1 person)

* Mr. DeStefano received 37,500,000 shares of our restricted common stock in December 2004, pursuant to a share exchange, whereby he exchanged 100% of the outstanding shares of Century, for 37,500,000 shares of our common stock. He purchased 14,350 shares of common stock during the fourth quarter of 2006 and the first quarter of 2007, in market transactions at the then value of our common stock.

(1) Using 56,010,612 shares of common stock issued and outstanding as of March 30, 2007.

(2) The beneficial owner of Laurus Master Fund, Ltd. is Laurus Capital Management, LLC, a Delaware limited liability company, who manages Laurus Master Fund, Ltd. Eugene Grin and David Grin are the sole members of Laurus Capital Management, LLC.

(3) Laurus currently holds 3,675,000 shares of our common stock and has contractually agreed not to hold more than 9.99% of our issued and outstanding common stock, unless an event of default occurs or upon providing 75 days prior notice to us. If an event of default occurs or upon 75 days prior notice to us, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing, Laurus is able to hold an aggregate of 46,735,789 shares of our common stock assuming full conversion of the Note, and exercise of the Warrant, Option and December Option. The shares of common stock issuable in connection with the conversion of the Note, the exercise of the Warrant and exercise of the Option and the December Option represent an aggregate of 43,060,789 shares, including 24,193,548 shares representing the full conversion of the Note, 7,258,065 shares representing full exercise of the Warrant, 6,547,784 shares representing the remaining amount of the Option, and 5,061,392 shares representing full exercise of the December Option (which is subject to the limitation above), defined and described in greater detail above under "Description of Business", and not including any shares of our common stock for conversion of interest on the Note, or any changes in the Fixed Conversion Price, plus the 3,675,000 shares of common stock which Laurus already holds. Assuming full conversion of the Note and exercise of the Warrant, Option and December Option upon an event of default or upon 75 days prior notice to us (subject to the limitation of exercise of the December Option, described above), Laurus could hold 46,735,789 shares of our common stock, which would represent approximately 45.5% of our then outstanding common stock (assuming the issuance of no additional shares of common stock other than in connection with the conversion of the Note, Warrant and Option).

(4) In June 2006, Laurus provided us notice of their transfer of their rights underlying the Warrant, Option, December Option and Gulf Coast Warrant to an entity controlled by Laurus, Promethean Industries, Inc. ("Promethean"). For the purposes of the table above, all references to Laurus include the ownership of Promethean.

Changes In Control

The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Throughout 2004, $169,123 was repaid to our Chief Executive Officer, Edward R. DeStefano, in consideration of monies he loaned to us.

In October 2004, we loaned $5,000 which was non-interest bearing to Century Assets Corporation, a company owned solely by our Chief Executive Officer, Edward R. DeStefano which is not affiliated with us. The $5,000 was repaid to us in the second quarter of 2005.

In December 2004, we issued 37,500,000 shares of restricted common stock to our Chief Executive Officer, Edward R. DeStefano, pursuant to the Exchange.

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

Throughout 2005, $10,000 was repaid to our Chief Executive Officer, Edward R. DeStefano, in consideration of monies he loaned us.

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

In 2005, we granted our Chief Executive Officer, Edward R. DeStefano $14,587 in bonus consideration for his performance in regards to completing the "Development Plan for the Prado Field" with Strong Petroleum and for his efforts in completing the Lindholm-Hanson Gas Unit acquisitions.

Effective June 1, 2006, we entered into an Amended Executive Employment Agreement with our Chief Executive Officer and President, Edward R. DeStefano, which amended the terms of the Executive Employment Agreement entered into with Mr. DeStefano which was originally effective September 1, 2005. The Amended Executive Employment Agreement is described in greater detail above under "Directors, Executive Officers, Promoters and Control Persons".

In 2006, we paid Mr. DeStefano a bonus in the amount of $26,667 in consideration for his help and guidance in connection with Gulf Coast's acquisition of the Manti Property (as described and defined herein) as well as his guidance in connection with the development and expansion of our operations and assets over the course of the year ended December 31, 2006.

During the fourth quarter of 2006 and the first quarter of 2007, Mr. DeStefano purchased 14,350 shares of our common stock, in market transactions at the then value of our common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Securities Purchase Agreement

2.1(1)	Agreement and Plan of Reorganization (without exhibits)

3.1(2)	Articles of Incorporation

3.2(2)	Articles of Amendment to Articles of Incorporation

3.3(3)	Articles of Amendment to Articles of Incorporation

3.4(3)	Articles of Amendment to Articles of Incorporation

3.5(3)	Certificate of Correction filed with the Colorado Secretary of State

3.5(25)	Articles of Amendment to Articles of Incorporation filed with the Colorado Secretary of State

3.6(2)	Bylaws

10.1(4)	Purchase and Sale & Exploration Agreement with Aquatic

10.2(4)	First Amendment of Purchase and Sale & Exploration Agreement with Aquatic

10.3(5)	Development Agreement with Strong (with all confidential information removed)

10.4(6)	Settlement Agreement and Mutual Release with Core Concepts, LLC

10.5(7)	Securities Purchase Agreement between Laurus Master Fund, Ltd. and New Century Energy Corp.

10.6(7)	Secured Convertible Term Note

10.7(8)	Amended and Restated Secured Convertible Note

10.8(7)	Common Stock Purchase Warrant

10.9(7)	Master Security Agreement

10.10(7)	Registration Rights Agreement

10.11(7)	Option Agreement

10.12(7)	Purchase and Sale Agreement (June 2005)

10.13(9)	Finder's Warrant

10.14(10)	Purchase and Sale Agreement (September 2005)

10.15(11)	September 2005 Securities Purchase Agreement

10.16(12)	Amended and Restated Secured Term Note

10.17(11)	September 2005 Reaffirmation and Ratification Agreement

10.18(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas

10.19(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas

10.20(11)	Mortgage, Deed of Trust, Security Agreement Financing Statement and Assignment of Production in Matagorda County, Texas

10.21(13)	Purchase and Sale Agreement dated November 1, 2005 and exhibits

10.22(13)	Amendment to Purchase and Sale Agreement dated November 2, 2005

10.23(13)	Amendment Agreement to June 2005 Securities Purchase Agreement

10.24(14)	Edward R. DeStefano Employment Agreement

10.25(31)	Edward R. DeStefano Amended Employment Agreement

10.26(15)	Second Amendment Agreement with Laurus

10.27(16)	Third Amendment Agreement

10.28(16)	December Option

10.29(16)	Settlement Agreement with William F. Mason

10.30(17)	Asset Purchase Agreement

10.31(17)	Securities Purchase Agreement (Gulf Coast and Laurus)

10.32(17)	Secured Term Note (Gulf Coast)

10.33(17)	Common Stock Purchase Warrant (Gulf Coast)

10.34(17)	Guaranty (New Century and Century)

10.35(17)	Guaranty (Gulf Coast)

10.36(17)	Stock Pledge Agreement (Gulf Coast)

10.37(17)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Atascosa County and McMullen County, Texas

10.38(17)	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.39(17)	Master Security Agreement

10.40(17)	Collateral Assignment

10.41(17)	Letter Agreement regarding Shareholder Agreement

10.42(17)	Reaffirmation, Ratification and Amendment Agreement

10.43(17)	Fourth Amendment Agreement with Laurus

10.44(26)	Fifth Amendment Agreement with Laurus

10.45(27)	June 2006 Asset Purchase Agreement

10.46(27)	June 2006 Securities Purchase Agreement (Gulf Coast and Laurus)

10.47(27)	June 2006 Secured Term Note (Gulf Coast)

10.48(27)	June 2006 Amended and Restated Term Note (Gulf Coast)

10.49(27)	June 2006 Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.50(27)	Collateral Assignment

10.51(27)	Reaffirmation and Ratification Agreement (Gulf Coast)

10.52(27)	Reaffirmation and Ratification Agreement (New Century and Century)

10.53(29)	Sixth Amendment Agreement

10.54(30)	Seventh Amendment Agreement

10.55(32)	Eighth Amendment Agreement

10.55(33)	Escrow Agreement in connection with the June 30, 2005 closing with Laurus

10.56(33)	Funds Disbursement Letter in connection with the June 30, 2005 closing with Laurus

10.57(34)	Securities Purchase Agreement - December 2006

10.58(34)	Second Amended and Restated Secured Term Note

10.59(34)	Second Amended and Restated Secured Term Convertible Note

10.60(34)	Secured Term Note - December 2006 10.61(34) Reaffirmation, Ratification and Amendment Agreement - December 2006

10.62(34)	Amended Guaranty (Gulf Coast Oil Corporation) - December 2006

10.63(34)	Master Security Agreement - December 2006

10.64(34)	Funds Disbursement Letter - December 2006

10.65(34)	Escrow Agreement - December 2006

10.66(35)	Agreement to Rescind the Eighth Amendment

10.67*	1st Amendment to Energy Capital Solutions Warrant

16.1(18)	Letter from Randolph Scott and Company, Certified Public Accountants

16.2(19)	Letter from Malone and Bailey, PC, Certified Public Accountants

16.3(36)	Letter from Helin, Donovan, Trubee & Wilkinson, LLP

21*	Subsidiaries of New Century Energy Corp.

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(20)	Glossary of Oil and Gas Terms

99.2(9)	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2005

99.3(31)	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2006

99.4(21)	Financial Statements of the Company's first acquisition in the Lindholm-Hanson Gas Unit

99.5(21)	Pro Forma Financial Information of the Company's first acquisition in the Lindholm-Hanson Gas Unit

99.6(22)	Financial Statements of the Company's second acquisition in the Lindholm-Hanson Gas Unit

99.7(22)	Pro Forma Financial Information of the Company's second acquisition in the Lindholm-Hanson Gas Unit

99.8(23)	Financial Statements of the Company's third acquisition in the Lindholm-Hanson Gas Unit

99.9(23)	Pro Forma Financial Information of the Company's third acquisition in the Lindholm-Hanson Gas Unit

99.10(24)	Financial Statements of Gulf Coast's 1st acquisition in the Mustang Creek Property

99.11(24)	Pro Forma Financial Information of Gulf Coast's 1st acquisition in the Mustang Creek Property

99.10(28)	Financial Statements of Gulf Coast's 2nd acquisition in the Mustang Creek Property

99.11(28)	Pro Forma Financial Information of Gulf Coast's 2nd acquisition in the Mustang Creek Property

* Filed herewith.

(1) Filed as exhibit 99 to the Form 8-K filed October 20, 2004, and incorporated by reference herein.

(2) Filed as exhibits 2.1, 2.2, and 2.3 to our Form 10-SB, filed January 7, 2000, and incorporated herein by reference.

(3) Filed as exhibits 3.1, 3.2, and 3.3 to our quarterly report for the period ended September 30, 2004, and incorporated herein by reference.

(4) Filed as exhibits to our 10-KSB filed on March 31, 2005, and incorporated herein by reference.

(5) Filed as exhibit 10.4 to our Form 10-QSB filed on May 23, 2005, and incorporated herein by reference.

(6) Filed as exhibit 10.1 to our Report on Form 8-K, filed on June 16, 2005, and incorporated herein by reference.

(7) Filed as exhibits to our Report on Form 8-K, filed on July 8, 2005, and incorporated herein by reference.

(8) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on January 4, 2006, and incorporated herein by reference.

(9) Filed as exhibits to our Form SB-2 Registration Statement filed on August 5, 2005, and incorporated herein by reference.

(10) Filed as exhibit 10.1 to our Report on Form 8-K filed on September 6, 2005, and incorporated herein by reference.

(11) Filed as exhibits to our Report on Form 8-K filed on September 22, 2005 and incorporated herein by reference.

(12) Filed as exhibit 16.2 to our Form 8-K filed on April 14, 2005, and incorporated herein by reference.

(13) Filed as exhibits to our Report on Form 8-K filed on November 7, 2005 and incorporated herein by reference.

(14) Filed as exhibits to the Company's Report on Form 10-QSB filed with the Commission on December 20, 2005, and incorporated herein by reference.

(15) Filed as exhibit 10.1 to the Company's Report on Form 8-K filed with the Commission on December 19, 2005, and incorporated herein by reference.

(16) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on January 4, 2006, and incorporated herein by reference.

(17) Filed as exhibits to the Company's Report on Form 8-K filed with the Commission on May 3, 2006, and incorporated herein by reference.

(18) Filed as exhibit 16.1 to our Form 8-K filed December 1, 2004, and incorporated herein by reference.

(19) Filed as exhibit 16.2 to our Form 8-K filed on April 14, 2005, and incorporated herein by reference.

(20) Filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 31, 2005, and incorporated herein by reference.

(21) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on May 8, 2006, and incorporated herein by reference.

(22) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on May 8, 2006, and incorporated herein by reference.

(23) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on May 8, 2006, and incorporated herein by reference.

(24) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on July 13, 2006, and incorporated herein by reference.

(25) Filed as an exhibit to our Report on Form 8-K, filed with the Commission on June 14, 2006, and incorporated herein by reference.

(26) Filed as exhibit 10.1 to our Report on Form 8-K, filed with the Commission on June 23, 2006, and incorporated herein by reference.

(27) Filed as exhibits to our Report on Form 8-K, filed with the Commission on July 7, 2006, and incorporated herein by reference.

(28) Filed as exhibits to the Company's amended Report on Form 8-K/A, filed with the Commission on September 13, 2006, and incorporated herein by reference.

(29) Filed as an exhibit to the Company's Form 8-K, filed with the Commission on September 13, 2006, and incorporated herein by reference.

(30) Filed as an exhibit to the Company's Form 8-K, filed with the Commission on October 26, 2006, and incorporated herein by reference.

(31) Filed as an exhibit to the Company's Form SB-2, filed with the Commission on July 18, 2006, and incorporated herein by reference.

(32) Filed as an exhibit to the Company's Form 8-K, filed with the Commission on December 8, 2006, and incorporated herein by reference.

(33) Filed as exhibits to the Company's Report on Form 10-QSB, filed with the Commission on November 16, 2006, and incorporated herein by reference.

(34) Filed as exhibits to the Company's Report on Form 8-K, filed with the Commission on January 10, 2007, and incorporated herein by reference.

(35) Filed as an exhibit to the Company's Report on Form 8-K, filed with the Commission on January 10, 2007, and incorporated herein by reference.

(36) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 25, 2007, and incorporated herein by reference.

* Filed herein

(b) REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the fourth quarter of 2006:

o
The Company filed a report on Form 8-K on October 26, 2006 to report its entry into a Seventh Amendment Agreement with Laurus Master Fund, Ltd. which amended the terms of our Registration Rights Agreement with Laurus.

o
The Company filed a report on Form 8-K on October 26, 2006 to report its entry into a Letter of Intent with two third parties to purchase oil and gas interests totaling a 30.35% working interest and a 22.1555% net revenue interest in the Javelina Field, in Hidalgo County, Texas.

o	The Company filed a report on Form 8-K on December 1, 2006 to report its decision not to move forward with the Javelina Field acquisition.

o
The Company filed a report on Form 8-K on December 8, 2006 to report its entry into an Eighth Amendment Agreement with Laurus Master Fund, Ltd., which Eighth Amendment was later repealed and rescinded by the parties.

We filed the following reports on Form 8-K subsequent to the period covered by this Annual Report on Form 10-KSB:

o
The Company filed a report on Form 8-K on January 10, 2007 to report its sale of a Secured Term Note in the aggregate principal amount of $16,210,000 to Laurus Master Fund, Ltd. In connection with the closing of a Purchase Agreement in December 2006, as well as our entry into a Second Amended and Restated Secured Term Note; and a Second Amended and Restated Secured Convertible Term Note with Laurus.

o
The Company filed a report on Form 8-K on January 10, 2007 to report its entry into an Agreement to Rescind the Eighth Amendment Agreement, whereby we and Laurus agreed to rescind the Eighth Amendment Agreement in its entirety.

o	The Company filed a report on Form 8-K on January 25, 2007 to report that its independent registered public accounting firm HDTW consummated a merger with Pohl, McNabola, Berg & Co., LLP (“PMB”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was approximately $68,575 and $40,900, respectively.

AUDIT RELATED FEES

The aggregate audit-related fees billed during 2006 totaled $79,115, which comprised three acquisition audits and related Form 8-K filings, review of a registration statement on Form SB-2 and two amendments to the Form SB-2, and Company responses to comment letters received from the Securities and Exchange Commission.

The aggregate audit-related fees billed during 2005 totaled $64,750, which comprised two acquisition audits and related Form 8-K filings, review of a registration statement on Form SB-2, and Company responses and amendments to prior filings as a result of comment letters received from the Securities and Exchange Commission.

TAX FEES

The aggregate fees billed in each of the last two fiscal years ended December 31, 2006 and December 31, 2005, by the principal accountant for tax compliance was $11,709 and $6,250, respectively.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY ENERGY CORP.

Dated: April 12, 2007	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward R. DeStefano	Chief Executive Officer	April 12, 2007
Edward R. DeStefano	Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director