Form 10QSB
period 2007-03-31
New Century Energy Corp.
filed 2007-05-21
CIK 1079797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, the issuer had 56,010,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Transitional Small Business Disclosure Format:

Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW CENTURY ENERGY CORP.
CONSOLIDATED BALANCE SHEET
March 31, 2007
(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$4,879,980
Restricted cash	5,032,815
Certificate of deposit	77,547
Marketable securities	43,119
Accounts receivable	1,230,432
Due from Laurus Master Fund, Ltd.	441,915
Inventory	452,237
Prepaid expenses and other	63,907
Total Current Assets	12,221,952

Office equipment, net of $48,488 accumulated depreciation	138,343

Oil and gas properties, using successful efforts accounting
Proved properties	58,753,281
Unproved properties	528,956
Wells and related equipment and facilities	6,142,752
65,424,989
Less accumulated depletion and impairment	(14,742,758)
Net oil and gas properties	50,682,231
Deferred loan costs and other assets, net	108,216
TOTAL ASSETS	$63,150,742

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$764,172
Accrued liabilities	800,108
Liabilities related to purchase of Vertica shell	43,841
Royalty payments due	403,681
Current portion of notes payable	11,921,339
Derivative liability for Laurus warrant	297,457
Derivative liability for Laurus stock option	588,760
Single compound embedded derivatives within convertible note	161,659
Derivative liability for Laurus December option	455,108
Total Current Liabilities	15,436,125

Notes payable, less current portion (net of unamortized
discount and loan costs of $2,906,138)	53,144,651
Asset retirement obligation	400,952
Total Liabilities	68,981,728

Commitments and Contingencies (see Note 12)	--

Stockholders' Deficit
Preferred stock, $.001 par, 20,000,000 shares authorized,
Series A convertible preferred shares, no shares
issued and outstanding	--
Series B convertible preferred shares, 2,000,000 shares
designated, none issued	--
Common stock, $.001 par value, 200,000,000 shares
authorized, 56,010,612 shares issued and outstanding	56,011
Additional paid in capital	9,952,743
Retained deficit	(15,839,740)
Total Stockholders' Deficit	(5,830,986)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$63,150,742

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006

	2007 (unaudited)	2006 (unaudited)
Revenues
Oil and gas sales	$2,967,100	$3,346,683
Gas operations consulting	9,517	-

Total Revenues	2,976,617	3,346,683

Expenses
Exploration	446,821	155,458
Lease operating	452,287	222,295
Production taxes	133,140	175,760
Depreciation, depletion
and amortization	2,114,423	1,625,551
General and administrative	286,351	295,014

Total expenses	3,433,022	2,474,078

Operating income (loss)	(456,405)	872,605

Other income (expense)

Net change in fair value of derivative liabilities	559,390	(1,803,182)
Loss on natural gas put option	(68,881)	-
Interest and amortization of discount on debt	(2,332,018)	(1,374,903)
Purchase and write down of Vertica liabilities	15,419	9,611
Interest and other income	126,430	4,537
Other expenses	--	(1,266)

Total other income (expense)	(1,699,660)	(3,165,203)

Loss before income taxes	(2,156,065)	(2,292,598)
Income tax expense (benefit)	--	--

NET LOSS	$(2,156,065)	$(2,292,598)

Basic and diluted loss per share	$(.04)	$(.04)

Weighted average common shares used in
basic and diluted loss per share	56,010,612	55,727,279
The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006

	2007 (unaudited)	2006 (unaudited)

Cash flows from operating activities
Net loss	$(2,156,065)	$(2,292,598)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation, depletion and amortization	2,114,423	1,625,551
Write-off of liabilities on Vertica reverse merger	(15,419)	(9,611)
Amortization of deferred loan costs	5,540	88,483
Accretion of asset retirement obligation	9,766	6,015
Accretion of discount on notes to interest expense	422,932	457,982
Net change in fair value of derivative liabilities	(559,390)	1,803,182
Loss on natural gas put option	68,881	--
Interest earned on restricted cash	(66,452)	--)
Settlement with former officer	--	(25,483)
Changes in working capital:
Accounts receivable	259,888	687,576)
Inventory	(126,146)	(8,924)
Prepaid expenses and other	163,874	17,567)
Accounts payable	(66,919)	(379,064)
Accrued liabilities	(170,266)	(90,447)
Royalty payments payable	259,139	--
Net cash provided by operating activities	143,786	1,880,229

Cash flows from investing activities
Investment in drilling exploratory wells at Mustang Creek field	(1,383,526)	--
Third acquisition of Lindholm Hanson gas unit
and wells, net of cash acquired	--	(1,530,874)
Capital expenditures on other oil and gas properties	(628,419)	(712,217)
Investment in unproved property	(110,050)	--
Investment in natural gas put option	(112,000)	--
Decrease in drilling advances	62,628	170,413)
Changes in other assets	2,000	(1,903)
Net cash used in investing activities	(2,169,367)	(2,074,581)

Cash flows from financing activities
Payments to reduce long-term debt	(618,717)	--
Net cash used in financing activities	(618,717)	--

Net decrease in cash	(2,644,298)	(194,352)

Cash at beginning of the period	7,524,278	3,311,665

Cash at end of the period	$4,879,980	$3,117,313

Supplemental cash flow information:
Interest paid	$1,928,708	$823,542

Income taxes paid	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in New Century Energy Corp.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of New Century Energy Corp. (“New Century” or the “Company”) and its wholly owned subsidiaries, Century Resources, Inc. and Gulf Coast Oil Corporation (“Gulf Coast”- See Note 2), for the three months ended March 31, 2007 and 2006, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year’s consolidated financial statements to the current year presentation. These reclassifications had no effect on reported earnings. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

NOTE 2 - LIQUIDITY

The Company incurred a net loss of $2.2 million in the first quarter of 2007 and $2.3 million in the same period of 2006. The Company has a balloon payment under its Secured Term Note agreement for the remaining principal balance, which was approximately $6.4 million at March 31, 2007, due in July 2007, with an aggregate indebtedness to this primary lender totaling approximately $68 million, plus the fair value of its derivative liabilities (approximately $1.5 million at March 31, 2007).

The Company’s aggregate indebtedness to its primary lender is secured by its oil and gas properties, which had a net present value (at 10% discount) of approximately $52 million as of December 31, 2006. The Company has approximately $9.9 million in cash at March 31, 2007, of which $5.0 million is restricted for use by its primary lender for its drilling program or as specified by the lender, which could possibly include reduction of its indebtedness to the lender. $2,765,000 of the restricted balance was released to the Company by Laurus on April 24, 2007 for our drilling program. (See Note 14) The Company has approximately $1.7 million in accounts receivable, including approximately $0.4 million due from its lender, which can also be used to reduce its indebtedness or for other working capital requirements.

The Company has maintained a satisfactory credit relationship with the lender over the past 21 months, as it has made its principal and interest payments when due, or has successfully negotiated amendments to its various loan agreements providing more flexible terms if and when needed. The Company has successfully financed four of its five acquisitions with borrowings from this lender, with the remaining acquisition being a cash purchase. Accordingly, the Company believes it will be successful in meeting its working capital requirements in 2007, including the successful negotiation of a refinancing of its July 2007 balloon payment under the Secured Term Note to a date beyond 2007.

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

NOTE 3 - ACQUISITION OF MUSTANG CREEK I WELLS AND LEASES AND GULF COAST SECURED TERM NOTE

On April 28, 2006, the Company’s newly formed wholly-owned subsidiary, Gulf Coast Oil Corporation, a Delaware corporation (“Gulf Coast”) entered into an Asset Purchase Agreement with Manti Resources, Inc., a Texas corporation, Manti Operating Company, a Texas corporation, and Manti Mustang Creek, Ltd., a Texas limited partnership.

We acquired a 93.75% working interest in 10 oil wells and one gas well and a 70.31% working interest in one additional oil well, as well as revenue interests of 72.19% in 9 of the wells and 41.01% and 70.80% in the other two wells, (collectively “Mustang Creek Assets”). The purchase price of the Assets was $33,000,000. The effective date of the purchase was December 1, 2005.

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

GULF COAST NOTE

On April 26, 2006, Gulf Coast entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $40,000,000 (the “Gulf Coast Note”) with the following features:

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

At March 31, 2007, the Gulf Coast Note was classified as follows:

Gross amount	$32,210,737
Less : unamortized discount	1,072,875

Net amount	$31,137,862

The accretion of discount and deferred loan costs related to the Gulf Coast Note for the three months ended March 31, 2007 were $100,990 and $5,296, respectively.

NOTE 4- ACQUISITION OF MUSTANG CREEK II WELLS AND LEASES AND JUNE 2006 GULF COAST NOTE

ACQUISITION OF MUSTANG CREEK II WELLS AND LEASES

On June 30, 2006, Gulf Coast entered into an Asset Purchase Agreement with J&P Family Properties, Ltd. and Lara Energy, Inc. for assets which Gulf Coast purchased 7/8th of on April 28, 2006. The purchase price of the June 2006 Assets was $4,450,000, which amount was paid from funds received from Gulf Coast’s sale of the June 2006 Gulf Coast Note. The effective date of the June 2006 Asset Purchase Agreement was December 1, 2005. As a result of the June 2006 Asset Purchase Agreement, Gulf Coast holds a 100% working interest in the producing properties and undeveloped oil and gas mineral leases, other than one well, in which Gulf Coast holds a 75% interest.

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

JUNE 2006 GULF COAST NOTE

On June 30, 2006, Gulf Coast entered into a second Securities Purchase Agreement with Laurus Master Fund, Ltd. whereby Gulf Coast sold Laurus a Secured Term Note (“June 2006 Gulf Coast Note”) in the amount of $5,000,000 . The note was liquidated, in part, with proceeds from the Mustang Creek production during the second half of 2006. In addition, a portion of the proceeds from the issuance of the New Century Energy Corp. December 2006 Secured Term Note (see Note 5), totaling $4,700,237 was used to pay the remaining principal on this note on or about December 29, 2006. The amount represented full and final settlement for the note.

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

Amortizing Amount -
$100,000, beginning January 1, 2007. With the signing of the December 2006 Secured Term Note, (see below) we entered into a Second Amended and Restated Secured Convertible Term Note which revised the current amortization payments for the note. Under the Restated Convertible Note (signed December 2005), we were obligated to make monthly amortization payments under the Restated Convertible Note of $250,000 per month, beginning July 1, 2006. The Second Restated Convertible Note revised the amortization payments such that, beginning January 1, 2007, through December 31, 2007, we are required to make monthly amortization payments of $100,000, and beginning January 1, 2008, through June 1, 2008, we are required to make monthly amortization payments of $250,000 per month. On June 30, 2008, a balloon payment of $11,050,000 is due.

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

On December 30, 2005, we entered into a Third Amendment Agreement ("Third Amendment") to create the Restated Convertible Note and a December Option. The December Option provides Laurus the right to purchase up to 5,061,392 shares of our common stock at $0.001 per share. Laurus agreed not to exercise any rights until: (a) payment in full of all of the obligations of the Company under the June 2005 Restated Note have been paid in full and (b) the exercise of the Warrant by Laurus, except in the event of default (as defined in the Amended Note), or upon 75 days notice. (See Note 6)

In December 2006, the Company entered into the Eighth Amendment Agreement (the "Eighth Amendment") with Laurus which amended the terms of our June 30, 2005 Common Stock Purchase Warrant ("Warrant") and June 30, 2005 and December 31, 2005 Options (the "Options") with Laurus, to add a cashless exercise feature, whereby Laurus may exercise the Warrant and/or Options and receive an amount of shares of our common stock equal to the number of shares exercised multiplied by the exercise price of the security divided by the Fair Market Value of our common stock (as defined in the Warrant and Options).

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

At March 31, 2007, the Second Amended and Restated Secured Convertible Term Note was comprised of:

Gross amount	$13,200,000
Less: unamortized discount	1,613,361
Net amount	$11,586,639

For the three months ended March 31, 2007 and March 31, 2006, the accretion of discounts related to the Second Amended and Restated Secured Convertible Term Note was $ 302,492 and $ 284,332, respectively.

SECOND AMENDED AND RESTATED SECURED TERM NOTE

In connection with the second acquisition of a 7.25% working interest and a 5.43% net revenue interest of the Lindholm-Hanson Gas Unit, on September 19, 2005, the Company executed a Secured Term note in the amount of $9,500,000, with the following features, as amended and restated:

Interest Rate -	20%

Maturity Date -	July 2, 2007

Amortizing Amount -	The greater of 80% of gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit or monthly interest.

Amendments -
On March 30, 2006, we entered in to the Amended and Restated Secured Term Note agreement with Laurus. The agreement extended the maturity date of the note from March 19, 2006 to January 2, 2007. It also provided for monthly amortizing payments equal to 80% of gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit.

Concurrent with the signing of the December 2006 Secured Term Note (see below), we entered into a Second Amended and Restated Secured Term which revised the current amortization payments for this note to be the greater of 80% of the gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit or the current month interest. We also extended the maturity date of this note to July 2, 2007.

At March 31, 2007 the unpaid balance of the Second Amended and Restated Secured Term was $6,351,391. The entire balance of this note is a current liability.

The accretion of deferred loan costs and discount on loan costs related to the $9.5 million Secured Term Note for the three months ended March 31, 2006 were $173,650 and $88,483, respectively. There were not any similar costs in 2007 related to this Note.

 DECEMBER 2006 SECURED TERM NOTE

On December 28, 2006, we entered into a Securities Purchase Agreement with Laurus in which we sold a secured term note (“December 2006 Secured Term Note”) in the amount of $16,210,000 with features as follows:

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than eight percent

Maturity Date -	January 4, 2010

Amortizing Amount -	Monthly payments of $200,000, beginning on July 1, 2007

Use of Proceeds -
	Management discretion	$1,000,000
	Liquidate Gulf Coast June 2006 Note (see Note 4)	4,700,237
	Payment on Gulf Coast Note (see Note 3)	5,235,788
	Interest on Gulf Coast June 2006 Note	63,975
	Fees to Laurus	240,000
	Escrow fees	3,000
	Restricted Cash	4,967,000
		$16,210,000

Restricted Cash is held by Laurus as security for our obligations under the closing documents and is payable in $1,500,000 increments every ninety days, until the entire amount is disbursed, at Laurus’ sole discretion (see Note 14).

At March 31, 2007, the December 2006 Secured Term Note was comprised as follows:

Gross amount	$16,210,000
Less: unamortized discount	219,902
Net amount	$15,990,098

The accretion of discount and deferred loan costs related to the $16.2 million Secured Term note for the three months ended March 31, 2007 were $ 19,450 and $ 244.

A recap of the Company’s Notes Payable as of March 31, 2007 follows:

Current portion
Second Amended and Restated Secured Convertible	$1,650,000
Second Amended And Restated Secured Term	6,351,391
December 2006 Secured Term	1,800,000
Gulf Coast	2,119,948

Total current portion of notes payable	$11,921,339
Noncurrent portion
Second Amended and Restated Secured Convertible	$11,550,000
December 2006 Secured Term	14,410,000
Gulf Coast	30,090,789

Total noncurrent portion of notes payable	56,050,789
Less: Unamortized discount	2,906,138

Notes payable, less current portion (net of unamortized discount)	$53,144,651

Interest and amortization of discount on debt expense for each of the periods ended March 31st can be broken down as follows:

	2007	2006

Interest expense on notional balance	$1,903,546	$828,438
Accretion of notes discounts	422,932	284,332
Amortization of deferred loan costs and discounts	5,540	262,133
	$2,332,018	$1,374,903

Note 6 - DERIVATIVE LIABILITIES

The following assumptions were used in the valuation of the derivative liabilities at March 31, 2007:

Probability-Weighted Expected Cash Flow Methodology -

Assumptions:
Single Compound Embedded Derivative within Convertible Note

Risk - free interest rate	4.90%

Prime rate	8.50%
Increasing .25% each quarter of first year

Default status	5.00%
Increasing by 0.1% monthly

Alternative financing available and exercised	00.00%
Increasing 2.5% monthly up to 25%
(Exercised only if the market price is greater than $0.92)

Trading volume, gross monthly dollars	5.00%
Monthly increase

Annual growth rate of stock price	10.00%

Future projected volatility	130.00%

Likelihood of subsequent stock issuance with less than original conversion price	5% - 10%

The determination of fair value includes significant estimates by management including volatility of the Company's common stock, interest rates and the probability of redemption of a future dilutive financing transaction among other items.

The anti-dilution protection value was estimated using the layered-discounted probability weighted cash flow model with a call option variable calculation and a zero probability of anti-dilution for the initial and December 31, 2006 valuations.  This probability was increased to a range of 5%-10% for the March 31, 2007 valuation.  The estimated probability of a dilutive financing transaction was based on the rationale that the Company does not currently plan to issue convertible debt in the future, and any refinancing of the existing convertible debt would be made from traditional (non-convertible) debt or equity financing.  Therefore, a small probability has been assigned to the reset provision at March 31, 2007, in the unlikely event the Company would be required to issue equity securities that would require a reset in the future.

The Convertible Note is potentially convertible into an unlimited number of common shares (as a result of a reset provision upon the Company issuing additional shares at less than the original conversion price), resulting in the Company no longer having the control to physically or net share settle existing non-employee options and warrants.  Thus, under Emerging Issues Task Force Issue No. 19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," all non-employee stock options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

Black-Scholes Methodology:
		Laurus
	Laurus	December	Laurus
Assumptions	Option	Option	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.89%	4.89%	4.51%
Volatility	100.00%	100.00%	100.00%
Expected term	20 years	20 years	5.25 years

FAIR VALUE OF DERIVATIVES

The fair value of the Company's derivative liabilities was comprised of the following as of March 31, 2007:

Laurus Warrant	$297,457
Laurus Stock Option	588,760
Single compound embedded derivative within Convertible Note	161,659
Laurus December Option	455,108
Total	$1,502,984

The decrease (increase) in fair value of the Company's derivative liabilities for the three months ended March 31, 2007, and March 31, 2006 was as follows:

	2007	2006
Laurus Warrant	$110,025	$(567,522)
Laurus Stock Option	130,922	(654,741)
Single compound embedded derivative within Convertible Note	217,241	(74,808)
Laurus December Option	101,202	(506,111)
Decrease (increase) - fair value of derivative liabilities	$559,390	$(1,803,182)

The decrease in the fair value of the derivative liabilities (mark-to-market) during the first quarter of 2007 is due to the fluctuating, but mostly declining price of our common stock. Such prices ranged from $0.16 per share on February 16, 2007, to $0.09 per share on March 30, 2007. The closing price of our stock was $0.09 per share March 31, 2007, versus $0.27 at March 31, 2006. In contrast, the net increase of the fair value of the derivative liabilities (mark-to-market) of $1,803,182 for the three months ended March 31, 2006, is primarily due to the fluctuating, but mostly increasing, price of the Company's common stock from $0.17 at December 31, 2005 to $0.27 at March 31, 2006. Changes in the fair value of the derivative liabilities have been recorded under Other Income (Expense) in the accompanying consolidated statements of operations.

The values of the derivative liabilities relating to the Convertible Note, as reflected in our consolidated financial statements, are subject to changes in the trading value of the Company's common stock. As a result, our consolidated financial statements may fluctuate quarter-to-quarter based on this factor, and the amount of shares converted by Laurus in connection with the Convertible Note and exercised in connection with the Laurus Warrants and Laurus Stock Options. Consequently, our consolidated financial position and results of operations may vary significantly from quarter-to-quarter, based on factors other than the Company's revenues and expenses.

We gave Laurus registration rights to the shares issuable to Laurus in connection with the Note, Warrant and Option, pursuant to a Registration Rights Agreement. The Registration Rights Agreement provided for us to file a Registration Statement with the Securities and Exchange Commission within 30 days of the Closing; however, we were able to obtain extensions from Laurus, and as a result, the filing of our Registration Statement did not cause an event of default to occur. Additionally, under the Registration Rights Agreement, we agreed to give our best efforts to obtain effectiveness of our Registration Statement within 120 days of the Closing. We along with Laurus eventually decided to withdraw our original Registration Statement and as a result, the 120 day period to obtain effectiveness was amended pursuant to certain amendment agreements. As a result of the First through Seventh Amendment agreements with Laurus, the date by which we were required to obtain effectiveness of our Registration Statement by, under the Registration Rights Agreement, was amended to April 16, 2007.

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

New Century Energy Corp. is not in default and will not be in default under its current contractual obligations to register shares of its common stock pursuant to correspondence received from Laurus. In addition, New Century Energy Corp. will not incur liquidated damages in connection with any registration obligations at this time. It is acknowledged and agreed by Laurus, that in the event that Laurus sells all securities which have been registered on the registration statement, Laurus may require New Century Energy Corp. to file an additional registration statement (or statements) to register additional shares of common stock in the event that Laurus cannot rely on Rule 144(k) for the sale of shares issuable upon conversion of its Convertible Note, issuable upon exercise of its Warrant or Options. New Century Energy Corp. may incur significant penalties in the future, if it is unable to file additional Registration Statement(s), if required in the future, and/or if it is unable to gain effectiveness of such Registration Statement(s). The liquidated damages provision of the Registration Rights Agreement provides for a penalty of one and a half (1 ½ %) per month of the outstanding balance of the Convertible Note for each month the Company is deemed to be in default under the Agreement. We believe, however, that the probability of making such liquidating payments is remote due to the market price of our stock; the likelihood that Laurus can rely on Rule 144(k), the quantity of shares already registered, and the positive financial relationship we maintain with our primary lender.

ADOPTION OF NEW PRONOUNCEMENT - REGISTRATION PAYMENT ARRANGEMENTS

In December 2006, the FASB issued the FASB Staff Position (FSP) No .EITF 00-19-2, ("FSP EITF 00-19-2"), “Accounting for Registration Payment Arrangements”. This FSP addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company adopted this new pronouncement effective January 1, 2007, and determined that a contingent liability for liquidated damages, if any, would be immaterial. Further, we retained the characterization of our derivatives as liabilities as a result of the reset provision within the Convertible Note, which could cause the Company to issue shares of its common stock in excess of its authorized and unissued shares.

NOTE 7 - THIRD ACQUISITION OF MINERAL INTERESTS IN THE LINDHOLM-HANSON GAS UNIT AND WELLS

On January 3, 2006, New Century acquired a 1.75% working interest and a 1.3125% net revenue interest in the Lindholm-Hanson Gas Unit and Wells ("L-H Gas Unit") ("Third Acquisition") in the Wishbone Field in McMullen County, Texas, located 80 miles south of San Antonio, Texas. The Third Acquisition increased New Century's working interest and net revenue interest in production from the L-H Gas Unit to a 15.20% working interest and a 12.2140% net revenue interest. The effective date of the Third Acquisition was October 1, 2005, with net revenues for October 2005 split equally between New Century and the seller of the property, and the cost of the acquired interests was $1,890,000. The L-H Gas Unit is engaged primarily in the exploration for, and acquisition, development, and production of, natural gas. The L-H Gas Unit sells its gas production primarily to domestic pipelines and refineries.

The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed, which may be adjusted within one year of the purchase date for changes in estimates of their fair value.

Assets acquired:
Accounts receivable	$186,258
Lindholm-Hanson Gas Unit and Wells
Leasehold costs	1,567,839
Equipment	152,035
1,719,874
Total assets acquired	1,906,132
Liabilities assumed:
Accounts payable	16,132
Net assets acquired	$1,890,000

A summary of the acquisition consideration is as follows:

Purchase price	$1,890,000
Closing costs	16,132
L-H Gas unit revenue for 2.5 months	(281,089)
L-H Gas unit expenses for 2.5 months	94,831
1,719,874
Less: 2005 Cash deposit	(189,000)
Net cash paid in 2006	$1,530,874

NOTE 8 - OTHER STOCKHOLDERS' DEFICIT

Common stock

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

In March 2006, New Century Energy Corp. issued 100,000 shares of restricted common stock as part of a Settlement and Release Agreement with Hans Nehme, a former officer and director. (See Note 12.)

LOSS PER SHARE-WEIGHTED AVERAGE SHARES

Basic loss per share is computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period.

In calculating diluted earnings per share using the “if converted” method, the Company “adds back” to net income or loss the interest expense on its Second Amended and Restated Convertible Note (the “Convertible Note”) (see Note 5) and the effect of the change in the fair value of the embedded derivatives within the Convertible Note (see Note 6). The effect of each derivative is considered individually. The denominator can also change as the related number of weighted average shares may be affected. Options and warrants only have a dilutive effect if the average market price of the common stock during the period exceeds the exercise price (“in the money”). For potential dilutive options or warrants that are dilutive, the treasury stock method is applied to determine the number of weighted average shares to be included as dilutive earnings or loss per share.

For the three months ended March 31, 2007, and the three months ended March 31, 2006, the impact of the derivatives and interest from the Convertible Note was antidilutive and therefore, basic and dilutive EPS were the same.

NOTE 9 - OTHER INCOME (EXPENSE)

For each of the periods ended March 31, 2007 and March 31, 2006, $15,419 and $9,611 has been released into other income, in connection with the reverse merger with Vertica in 2004. The release is comprised of settlements with creditors, the expiration of the statutory four-year aging period, and the settlement agreement with prior Vertica employees regarding disputed back wages. As of March 31, 2007, liabilities related to the purchase of the Vertica shell were $43,841.

In February 2007, our company invested in a natural gas put option as a hedge for 20,000 Mmbtu's of gas against the potential drop in our selling price.  The option was purchased for a "Strike Price" of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007.  The "Floating Price" is calculated approximately three days prior to the beginning of the determination period.  If the "Strike Price" is greater than the "Floating Price" for a period, then our company will receive an amount equal to the excess of the "Strike Price" over the "Floating Price" for each Mmbtu purchased.  This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and accordingly a charge to net loss of $68,881 has been recorded for the three months ended March 31, 2007.

NOTE 10 - INCOME TAXES -

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

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards at March 31, 2007 because we cannot be certain of the future period recoverability of tax assets generated from any available net operating loss carryforwards. For the three months ended March 31, 2007, there were sufficient tax net operating loss carryforwards to more than offset taxable income for the period.

NOTE 11 - CONCENTRATIONS

Major Purchaser

For the three months ended March 31, 2007, New Century‘s operated properties had two purchasers who accounted for 100% of crude oil sales and a different purchaser who accounted for 100% of sales of natural gas products. There was one purchaser who accounted for all crude oil sales of operated properties as well as a different sole purchaser who purchased 100% of natural gas products of operated properties in the first quarter of 2006. New Century’s non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2007 and 2006.

Predominance of Sales

For the three months ended March 31, 2007 and the three months ended March 31, 2006, crude oil sales accounted for 67% and 9%, respectively, and sales of natural gas products accounted for 33% and 91%, respectively, of total revenue from oil and gas operations.

Single Lender

All of our outstanding notes payable are due, on various dates during the next four years to Laurus Master Fund, LTD. (See Notes 3 and 5.)

NOTE 12 - CONTRACTS, COMMITMENTS AND CONTINGENCIES

On or about March 16, 2007, our working interest partner in the South Sargent field, Aquatic Cellulose International Corporation ("Aquatic") executed a Partial Assignment of Oil and Gas Lease and Bill of Sale whereby Aquatic conveyed to Century Resources Inc., all of Aquatic's rights, title and interest in Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface.  In addition, Aquatic assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers Nos. 19 and 1-R.  As consideration for the Partial Assignment, we refunded to Aquatic all advances made toward the Hamill 1-R workover in the amount of $62,348, and released Aquatic of all prior committments made regarding that well.

On March 29, 2007, we entered into the First Amendment to Common Stock Warrant (the “Agreement”) with Energy Capital Solutions, LP (“ECS”). In consideration for ECS agreeing that the shares of common stock which their Warrant (originally issued with the Secured Convertible Note, see Note 5) was exercisable did not have to be registered on the same Registration Statement as the Laurus stock was registered, we agreed to extend the expiration date of the Warrant from June 30, 2008 to June 30, 2009.  The change in value of the ECS Warrant as a result of the amendment was determined to be immaterial.

On or about March 20, 2006, we entered into a Settlement and Release Agreement with Mr. Hans Nehme (the "Nehme Settlement"). Pursuant to the Nehme Settlement, Mr. Nehme agreed to all necessary pleadings to dismiss his previously filed lawsuit against us, with prejudice and we agreed to pay Mr. Nehme $25,483 and to issue him 100,000 shares of our restricted common stock.

In February 2006, the Board of Directors approved the dissolution of ERC Solutions, Inc., one of our former wholly owned subsidiaries. The State of Delaware authorized the dissolution on February 9, 2006.

Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened

NOTE 13 - RELATED PARTY TRANSACTION

On February 27, 2007, we received a $23,000 refund from the risk management company from whom we purchased a short term investment in early February. Of the amount received, $13,000 was an overpayment of a natural gas put option contract acquired by New Century Energy Corp. The balance of $10,000 was due to the personal account of our Chief Executive Officer, Mr. Edward DeStefano and did not belong to our company. As of March 31, 2007, these funds still remained in the Company's bank account.

NOTE 14 - SUBSEQUENT EVENT

On or about April 24, 2007, Laurus Master Fund, Ltd., released $2,765,000 of the restricted cash held by them on account pursuant to the terms of our December 2006 Secured Term Note agreement (see Note 5). The amount of the distribution was based on our second quarter 2007 capital projects budget which includes the recompletion of specific wells on our existing leases, purchase of new leases and additional drilling for new exploratory wells in new and currently owned fields.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. THESE AND OTHER UNCERTAINTIES RELATED TO OUR BUSINESS ARE DESCRIBED IN DETAIL IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON. REFERENCES TO "NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR" AS USED THROUGHOUT THIS FORM 10-QSB REFER TO NEW CENTURY ENERGY CORP. AND ITS WHOLLY OWNED SUBSIDIARIES, GULF COAST OIL CORPORATION AND CENTURY RESOURCES, INC. UNLESS OTHERWISE STATED, OR THE CONTEXT APPEARS OTHERWISE. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2007.

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

On September 30, 2004, the Company acquired 100% of the issued and outstanding common stock of Century Resources, Inc., a Delaware Corporation ("Century"), which was originally established for the acquisition, development, production, exploration for, and the sale of oil and natural gas in Texas, in exchange for 37,500,000 newly issued post 1:100 reverse split (described below) shares of the Company's common stock, pursuant to an Agreement and Plan of Reorganization whereby Century became a wholly-owned subsidiary of the Company (the "Exchange"). Also on September 30, 2004, the Company affected a 1:100 reverse stock split. Unless otherwise stated, all share amounts in this report on Form 10-QSB are provided in post reverse split shares.

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

SECURED CONVERTIBLE NOTE

In connection with the Securities Purchase Agreement, we issued Laurus a three (3) year Secured Convertible Note in the amount of $15,000,000, which was subsequently replaced by an Amended and Restated Secured Convertible Term Note and a Second Amended and Restated Note (the "Convertible Term Note" or the "Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of May 15, 2007, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, is due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note is payable monthly, in arrears, commencing on September 1, 2005. Additionally, if the Registration Statement covering the shares which the Note and Warrant are convertible into has been declared effective and our common stock has traded at least 25% above the "Fixed Conversion Rate," initially $0.62, which is subject to adjustment as described below, for the five trading days immediately preceding the date a monthly interest payment is due, then the Contract Rate is reduced by 1% for each incremental 25% increase in the market price of our common stock above the then applicable Fixed Conversion Rate (for example, if our common stock has traded at $0.93 for the five trading days preceding the due date of a monthly interest payment, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our common stock traded above the Fixed Conversion Rate); however, in no event shall the Contract Rate at any time be less than 0%.

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

We also granted Energy Capital Solutions, LP (“ECS”), 900,000 warrants immediately exercisable at $0.80 per share, under a separate warrant agreement, with piggyback registration rights pursuant to a finder's agreement in connection with the Closing. The Warrant allowed Energy Capital Solutions, LP to purchase the shares until 5:00 p.m. CST, June 30, 2008.

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

OPTION AGREEMENT

At the Closing, and in connection with the Securities Purchase Agreement, we granted Laurus an option which vested immediately to purchase up to 10,222,784 shares of our common stock at an aggregate exercise price of approximately $10,223 (with a per share exercise price of $0.001). Laurus agreed under the Option not to sell any shares of common stock issuable upon exercise of the Option until: (a) payment in full of all of our obligations and liabilities to Laurus under the Securities Purchase Agreement, and (b) the exercise of the Warrant by Laurus; provided; however that Laurus may sell all or any portion of the common stock issuable upon the Option following an event of default (as defined in the Note, and described under the section titled "Secured Convertible Note," above), or with 75 days notice to us of their intent to convert and hold more than 9.99% of our outstanding common stock, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing. On the day of the Closing, June 30, 2005, Laurus exercised a portion of the Option and received 3,675,000 shares of our common stock for an aggregate of $3,675, leaving an option to purchase 6,547,784 shares of our common stock for approximately $6,548.

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

New Century Energy Corp. is not in default under its current contractual obligations to register shares of its common stock pursuant to the Registration Rights Agreement, as amended. In addition, New Century Energy Corp. will not incur liquidated damages in connection with any registration obligations at this time. It is acknowledged and agreed by Laurus, that in the event that Laurus sells all securities which have been registered on the registration statement, Laurus may require New Century Energy Corp. to file an additional registration statement (or statements) to register additional shares of common stock in the event that Laurus cannot rely on Rule 144(k) for the sale of shares issuable upon conversion of its Convertible Note, issuable upon exercise of its Warrant or Options. New Century Energy Corp. may incur significant penalties in the future, if it is unable to file additional Registration Statement(s), if required in the future, and/or if it is unable to gain effectiveness of such Registration Statement(s).

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

GULF COAST NOTE

In connection with the Purchase Agreement, Gulf Coast issued Laurus a three (3) year Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of May 15, 2007) per year, and which at no time shall bear interest at less than 8% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009 (the "Maturity Date"). The interest on the Gulf Coast Note is payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the Gulf Coast Note are due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the Gulf Coast Note, interest on the Gulf Coast Note shall only be payable as a component of the Amortization Amount, unless such Amortization Amount is less than $150,000 for any month, as described below.

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

Pursuant to a Reaffirmation, Ratification and Amendment Agreement, simultaneously with Gulf Coast's receipt of accrued production revenue paid to Gulf Coast at the closing of the Asset Purchase Agreement, for the period from December 1, 2005, the effective date of the Asset Purchase Agreement, to May 1, 2006, we made a mandatory prepayment against the outstanding balance of our September 2005 Note in an amount equal to eighty percent (80%) of the net accrued production revenue or $2,565,386. We paid this amount to Laurus on May 1, 2006 as partial payment of the $9,500,000 September 30, 2005, Secured Term Note, as amended, which Secured Term Note had an approximate remaining balance of $7,034,614 as of May 1, 2006, not including any accrued or unpaid interest, and a remaining balance of $6,351,391 as of April 4, 2007.

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

The December 2006 Note bears interest at the prime rate plus 2% per annum until paid (which is subject to a floor of 8% per annum), which currently has an interest rate of 10.25% per annum, with the prime rate as of May 15, 2007 of 8.25% per annum. Interest due under the December 2006 Note is payable monthly in arrears beginning on February 1, 2007. The maturity date of the December 2006 Note is January 4, 2010. Amortizing payments are due pursuant to the December 2006 Note beginning on July 1, 2007, and the first business day of each month thereafter equal to $200,000. We have the right to prepay the December 2006 Note at any time without any prepayment penalty. If an Event of Default occurs under the December 2006 Note (as defined and described in the December 2006 Note), the December 2006 Note bears interest at the applicable interest rate then in affect plus an additional 2% per annum, and Laurus can declare 130% of the then entire outstanding amount of the December 2006 Note due and payable.

In connection with the sale of the December 2006 Note, we agreed to pay Laurus Capital Management, L.L.C., the manager of Laurus, a closing payment equal to $210,000. We also reimbursed Laurus' for certain due diligence and document fees equal to $30,000. The use of proceeds for the December 2006 Note is described in greater detail below.

Subsequent Event

On or about April 24, 2007, Laurus, released $2,765,000 of the restricted cash held in our restricted account pursuant to the terms of our December 2006 Secured Term Note agreement. The amount of the distribution was based on our second quarter 2007 capital projects budget which included the recompletion of specific wells on our existing leases, purchase of new leases and additional drilling for new exploratory wells in new and currently owned fields.

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

SARGENT SOUTH FIELD- MATAGORDA COUNTY, TEXAS

The Company acquired 100% of the working interest in the Sargent South Field from Calpine Natural Gas (NYSE) and its partner, ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres. Currently, there are five (5) active wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with current daily production in excess of approximately 750 MCF of gas per day, (MCFGPD) however, the Company can provide no assurance that the wells will continue to produce at this rate, if at all.

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

During June 2005, work over operations commenced on the Hamill #14 well, which had also been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #14 well was recompleted in a stray sand at 4,230 feet. The Hamill #14 well went off production in April of 2007 when the producing sand at 4,230 feet depleted. Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well and a recompletion attempt on this well is scheduled to occur in June 2007, to try and restore gas production in a new sand, of which there can be no assurance.

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

On or about March 16, 2007, our working interest partner in the South Sargent field, Aquatic Cellulose International Corporation (“Aquatic”) executed a Partial Assignment of Oil and Gas Lease and Bill of Sale whereby Aquatic conveyed to Century Resources Inc., all of Aquatic’s rights, title and interest in Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition, Aquatic assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers Nos. 19 and 1-R. As consideration for the Partial Assignment, we refunded to Aquatic all advances made toward the Hamill 1-R workover in the amount of $62,348, and released Aquatic of all prior commitments made regarding that well.

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

MUSTANG CREEK FIELD AREA WELLS- McMULLEN AND ATASCOSA COUNTIES, TEXAS.

On April 28, 2006, the Company’s then newly formed wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast”), acquired the majority working interest and operations over developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. On June 30, 2006, Gulf Coast acquired the remainder of the working interest ownership from another group of owners, in this same group of leases and producing wells. As a result of the June 30, 2006 closing, Gulf Coast now owns a combined 100% working interest in 10 oil wells and one gas well and a 75% working interest in one additional oil well. The effective date for ownership for both acquisitions was December 1, 2005. The following table summarizes Gulf Coast’s ownership in the producing wells as of the filing of this report:

Schedule of Acquired and Recently Drilled Wells and Mineral Interests in Mustang Creek Area Wells:

	WORKING	NET REVENUE
WELL NAME	INTEREST	INTEREST
HODDE #1	100%	0.7700%
DOUBLE K #2	100%	0.7700%
DOUBLE K #3	100%	0.7700%
KASSNER #1	100%	0.7700%
KASSNER #2	100%	0.7700%
TYLER RANCH UNIT WELL #1	100%	0.77375%
PEACOCK #1	100%	0.7700%
POWERS-SWAIM UNIT WELL #1	100%	0.7700%
SWAIM 58 #1	100%	0.7700%
SWAIM 58 #2	100%	0.7700%
WHEELER #1	75%	0.4375%
RABKE/MASPERO UNIT #1	100%	0.77375%
SWAIM 60#1	100%	0.75%
SWAIM 33 #2	100%	0.75%
CAJUN CAPER UNIT #1	100%	0.75517154%
RABKE#2	100%	0.75%
RABKE/MASPERO UNIT #2	100%	0.75%

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

Through the first quarter of 2007, we have identified approximately twenty (20) un-drilled seismic anomalies based on our on-going 3D seismic interpretation project. We have contracted with independent drilling companies for drilling approximately fifteen (15) new prospects. The status of the nine (9) prospects drilled to date, as of May 15, 2007 is as follows:

PROSPECT /WELL NAME	STATUS
Kassner # 3	Dry hole
Rabke Maspero Unit #2	Producer- completed
Rabke #1	Dry hole
Rabke #2	Producer -completed
Swaim Unit 58- #2	Producer - completed
Swaim Unit 60- #1	Producer - waiting on completion
Swaim 33- #1	Producer - waiting on completion
Henry-Kuykendall Unit #1	Dry hole
Double K - Swaim Unit #1	Drilling

We plan to continue our drilling program into the second and third quarters of 2007. In July 2006, the Tyler Ranch Well Unit #1, our only gas well in the Mustang Creek Field, ceased producing and currently remains shut-in.

During the first quarter of 2007, work over operations were completed on the Kassner #2. This well was non-operating at the time it was purchased in 2006. As of May 15, 2007, current daily 8/8ths oil production from the producing wells was approximately 550 barrels of oil per day from fourteen (14) producing wells.

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

NON-OPERATED PROPERTIES: WISHBONE FIELD - LINDHOLM HANSON GAS UNIT- McMULLEN COUNTY, TEXAS:

Since January 3, 2006, the Company has owned a 15.20% non-operated working interest with a 12.214% net revenue interest in the Wishbone Field in McMullen County, Texas, which is operated by U.S. Enercorp, LTD, headquartered in San Antonio, Texas. The Company acquired its interest in the Wishbone Field through three (3) separate transactions. In June of 2005, it acquired a 6.2% working interest and 5.464% net revenue interest. In September of 2005, it acquired a 7.25% working interest and 5.4375% net revenue interest. In January of 2006, it acquired a 1.75% working interest and 1.3125% net revenue interest. The total combined interest now owned by the Company is a 15.20% working interest and 12.214% net revenue interest.

The field was discovered in 2004 after the successful drilling of the Linholm-Hanson Gas Unit #1 Well, operated by U.S. Enercorp LTD of San Antonio Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Linholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 proppant. Initial producing rates after stimulation in a number of wells have exceeded 15,000 MCFGPD per well. As of January 1, 2007 there are ten (10) producing wells in the 640 acre unitized Linholm-Hanson Gas Unit. Cumulative production in the field has been approximately 21 billion cubic feet of gas (Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

Since the Company acquired its working interest in the Wishbone field, we have participated in drilling an additional three (3) new wells within the unitized Wishbone field. LH Gas Unit #10 was drilled in July of 2005. LH Gas Unit #11 was drilled in September of 2005. LH Gas Unit #9 was drilled in December of 2005. The Company also participated in drilling of the Lindholm Fee #1 in September of 2005, this well is not a part of the Lindholm-Hanson Gas unitized gas field and our working interest is smaller in this well at 12.10%.

RECENT DEVELOPMENTS IN WISHBONE FIELD

The Lindholm Hanson Gas Unit Well #1 was recompleted in December 2006, by plugging off the old perforations in the Wilcox House 3 Sand, and recompleting in the Wilcox House 2 sand with perforations at 12,310 to 12,324 feet. The new completion has not been acidized or frac treated, and is currently producing at a rate of 2,320 MCFGPD with a flowing tubing pressure of 1,500 psi.

The following chart represents the estimated net revenue interest to the Company in L-H Gas Unit and Lindholm Fee #1 for the quarter ended March 31, 2007.

Well	Revenue	Production Taxes	Lease Operating Expenses	Net Revenue
LH-Gas Unit #1	$162,898	$11,365	$7,762	$143,771
LH-Gas Unit #2	75,975	5,301	6,713	63,961
LH-Gas Unit #3	52,955	3,695	4,403	44,857
LH-Gas Unit #4	53,736	3,749	5,455	44,532
LH-Gas Unit #5	94,017	6,559	5,524	81,934
LH-Gas Unit #7			(8)	8
LH-Gas Unit #8	49,794	3,474	4,588	41,732
LH-Gas Unit #9	57,648	4,022	14,011	39,615
LH-Gas Unit #10	43,943	3,066	4,411	36,466
LH-Gas Unit #11	74,820	5,220	5,503	64,097
Lindholm Fee #1	3,116	71	1,013	2,032
Total	$668,902	$46,522	$59,375	$563,005

Current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 at May 1, 2007:

Well	Status	Daily 8/8THS Production (Mcf)	Net Revenue Interest(Mcf)
LH-Gas Unit #1	Producing	2,309	282
LH-Gas Unit #2	Producing	825	100
LH-Gas Unit #3	Producing	298	36
LH-Gas Unit #4-C	Producing	118	14
LH-Gas Unit #4-T	Producing	392	48
LH-Gas Unit #5	Producing	1,747	213
LH-Gas Unit #7	Shut-in	0	0
LH-Gas Unit #8	Producing	0	0
LH-Gas Unit #9	Producing	734	90
LH-Gas Unit #10	Producing	525	64
LH-Gas Unit #11	Producing	1,050	128
Lindholm Fee #1	Producing	85	8
Daily totals in MCF of Gas		8,083	983

PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS

In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas ("JMI"). As of January 1, 2006, there were four (4) active wells on this lease and twenty (20) inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from the Company. In September of 2006, the Company re-purchased the remaining fifty percent (50%) working interest in the Prado Field from Aquatic for a cash payment of $300,000. The Company now owns 100% of the working interest in the Prado Field production and we are also finalizing a seismic and geological interpretation of the field for possible future drilling and exploitation.

OIL AND GAS ACREAGE, PRODUCTIVE WELLS,
AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006.

	2007	2006
AVERAGE SALE PRICE OF OIL
(Per bbl.)	$55.62	$60.47

AVERAGE SALE PRICE OF GAS
(PER MCF)	$6.12	$7.04

GROSS (8/8THS) OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006:

	2007	2006
	Barrels	Barrels

MUSTANG CREEK FIELD	38,369	--

SAN MIGUEL CREEK FIELD	4,656	3,182

TENNA FIELD	2,575	2,956

PRADO FIELD	937
TOTAL OIL PRODUCTION	46,537	6,138

GROSS (8/8THS) GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHSENDED MARCH 31, 2007 AND MARCH 31, 2006:

	2007	2006

SARGENT SOUTH FIELD (MCF)	73,756	173,237

GROSS (8/8THS) GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006:

	2007	2006

WISHBONE FIELD-
LINDHOLM HANSON
GAS UNIT(MCF)	848,567	2,517,059

OIL AND GAS ACREAGE

In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's and subsidiary’s acreage position at March 31, 2007:

	DEVELOPED		UNDEVELOPED
	GROSS	NET	GROSS	NET
Goliad County, TX	269	269	183	183

Jim Hogg County, TX	1,280	1,280	0	0

Matagorda County, TX	3,645	2,916	0	0
(onshore)

Matagorda County, TX	0	0	1,610	1,288
(offshore)

McMullen County, TX	240	240	0	0
(San Miguel Creek Field)

McMullen County, TX	720	109	0	0
(Wishbone Field)

McMullen County, TX	4,156	4,136	5,431	5,431
(Mustang Creek Field)

Wharton County, TX	100	100	0	0
Total	10,410	9,050	7,224	6,902

The Company's net undeveloped acreage, subject to expiration in 2007 is 0 acres, the expiration of the balance of undeveloped acreage is 5,194 acres in 2008; and 1,288 acres in 2011.

PRODUCTIVE WELLS

The following table sets forth our gross and net productive oil and natural gas wells at March 31, 2007:
	PRODUCING	OIL WELLS	PRODUCING	GAS WELLS
	GROSS	NET	GROSS	NET

Jim Hogg County, TX	2	2	0	0

Matagorda County, TX	0	0	5	4

McMullen County, TX	17	16.75	12	2.647

Wharton County, TX	2	2	0	0
TOTAL	21	20.75	17	6.647

DRILLING ACTIVITY:

The following table sets forth the results of our drilling activities over the three months ended March 31, 2007:

	OIL	WELLS	GAS	WELLS
	GROSS	NET	GROSS	NET

Exploratory Wells-Productive(1)(2)	4	4	0	0

Exploratory Wells-Non-productive(1)(3)	1	1	0	0

Development Wells	0	0	0	0
	5	5	0	0

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the quarter ended March 31, 2007, we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek Field wells; and Flint Hill Resources, Inc., acquires the crude oil produced from our San Miguel Creek, Tenna Field and Prado Field oil wells. Three separate purchasers individually accounted for 100% of sales of natural gas products, Harvest Pipeline Company in the Company operated Sargent South gas field, and Magnus Energy Marketing, Ltd. on the Company operated Tyler Ranch Gas Unit well. (The Tyler Ranch Gas Unit ceased producing in July 2006 and our gas contract on this property has terminated due to non-production). Additionally, our non-operated properties had yet another purchaser that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the three months ended March 31, 2007.

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

RESULTS OF OPERATIONS:

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006:

Revenues -

Our revenues from oil and gas sales are summarized as follows for three months ended March 31, 2007 and 2006:

	March 31 2007	March 31 2006	Change	% Change
Oil sales	$1,999,835	$313,603	$1,686,232	538
Gas sales	967,265	3,033,080	(2,065,815)	(68)
Oil and gas	2,967,100	3,346,683	(379,583)	(11)
Oil and gas consulting	9,517	-	9,517
Total revenues	$2,976,617	$3,346,6833	$(370,066)	(11)

Oil sales rose $1.7 million for the first quarter of 2007 compared to the same quarter of 2006, primarily due to the Mustang Creek acquisitions in April and June of 2006, which increased our oil well capacity by 10 wells. Revenue of $1,118,682 (28,675 barrels (net)) was generated from the Mustang Creek field for the three months ended March 31, 2007. Also contributing to the significant increase in 2007 oil revenue was the reacquisition of interest in the Prado field (described above) and greater oil production at the San Miguel field. These positive impacts were offset by a decline in the average selling price of oil for the quarter ended March 31, 2007, which was $55.62 per barrel, $4.85 less than the $60.47 average price per barrel of oil in the first quarter of 2006.

The $2,065,815, or 68%, decrease in gas sales for the first quarter of 2007 compared to the same quarter of 2006 was due to both reduced production and a lower average selling price at our operated and non-operated gas properties. Production at the South Sargent field, our operated gas property, dropped 57% for the three months ended March 31, 2007, when compared to the same period of 2006. The average selling price for the period was $5.70 per Mcf compared to $6.71 per Mcf in the same period of 2006. Total Mcf’s produced by the Lindholm Hanson Gas Wells and Units, our non-operated property were 66% less for the quarter ended March 31, 2007, compared to the same period of 2006. The average selling price of gas during the first quarter of 2007 was $6.54 per Mcf compared to $7.36 per Mcf in the same quarter of the prior year. These reductions are a reflection of the current economic conditions in the US gas market.

During 2007, the non-operator working interest partners for the Hamill Wells and Lee Wheeler #1 well were charged an operating fee on a per well basis as provided in the joint agreement governing the properties, which is reflected in oil and gas consulting revenue.

Expenses-

Our expenses for the three months ended March 31, 2007 increased 39% when compared to the same three months of the prior year. Details of the change follow.

	2007	2006	Change	% Change

Exploration	$446,821	$155,458	$291,363	187
Lease operating expenses	452,287	222,295	229,992	103
Production taxes	133,140	175,760	(42,620)	(24)
Depreciation, depletion and amortization	2,114,423	1,625,551	488,872	30
General and administrative expenses	286,351	295,014	(8,663)	(3)
Total expenses	$3,433,022	$2,474,078	$958,944	39

The increase of $291,363 in exploration expenses in the first quarter of 2007, when compared with the same period of 2006, is due primarily to the write-off of the Rabke#1 dry well in January 2007.

The added costs associated with operating the wells in the Mustang Creek acquisitions gave rise to $59,375 of the $229,992 increase in lease operating expenses for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. Workover expenses on Herrera #1 and Herrera #3 wells also contributed $59,914 to the increase in these expenses. In addition, due to the rising cost of doing business, there was a slight increase in lease operating expense for all of the oil and gas wells owned by our Company in 2007, compared to 2006, which also attributed to the increase in expenses for the three months ended March 31, 2007, compared to 2006. The $42,620 decrease in production taxes in 2007 when compared to 2006 for the periods presented is a reflection of the product mix sold. Production taxes on oil sales are taxed on revenue at approximately 4.612% while gas is taxed at a higher 7.5% rate. Since we sold a higher volume of oil during 2007, the production taxes for the quarter are lower than in the same quarter of last year when a much higher volume of gas was produced and sold by our company.

Depreciation, depletion and amortization increased by $488,872 for the quarter ended March 31, 2007, to $2,114,423 for the quarter ended March 31, 2007, compared to $1,625,551 for the quarter ended March, 2006, primarily due to the increase in our depletable asset base in oil and gas properties as a result of our two acquisitions in the Mustang Creek area in April and June of 2006.

General and administrative expenses decreased by $8,663, or 3%, for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006 due to higher payroll and greater payroll related costs, due to more employees, and higher office rent, which were more than offset by costs related to our public reporting obligations, such as legal, accounting, and various other operating costs including marketing and web site development fees.

Other Income (Expense) -

Other income (expense) consisted of the following for the three months ended March 31, 2007 and 2006:

	2007	2006	Change	% Change

Interest and amortization of discount on debt expense	$(2,332,018)	$(1,374,903)	$(957,115)	(70)
Net change in fair value of derivative liabilities	559,390	(1,803,182)	2,362,572	131
Loss on natural gas put option	(68,881)	--	(68,881)	(100)
Interest and other income	126,430	4,537	121,893	269%
All other, net	15,419	8,345	7,074	85
Total other income (expense)	$(1,699,660)	$(3,165,203)	1,465,543	46

Interest and amortization of discount on debt for each of the three months ended March 31, 2007 and March 31, 2006 can be broken down as follows:

	2007	2006
Interest expense on notional balance	$1,903, 546	$828,438
Accretion of notes discounts	422,932	284,332
Amortization of deferred loan costs	5,540	262,133
	$2,332,018	$1,374,903

The interest on notional balances during the quarters ended March 31, 2007 and 2006 represents the stated interest on the Restated and Amended Convertible Note and the two Secured Term Notes held by us and the Secured Term Note held by Gulf Coast Oil Corporation (which notes are described in greater detail above), our wholly owned subsidiary, using the effective interest method. The increase of $1,075,108 or 130% in interest on notional balances is due to higher principal debt balances of $68.0 million at March 31, 2007 versus $24.5 million at March 31, 2006.

The accretion of notes discounts for the three months ended March 31, 2007 refers to the accretion of the unamortized discount on the Restated and Amended Convertible Note Secured Term Note, the December 2006 Secured Term Note held by us and the April 2006 Secured Term Note held by Gulf Coast Oil Corporation, our wholly owned subsidiary, using the effective interest method. Each discount is amortized over the original life of the note. The amount of accretion of note discount for the quarter ended March 31, 2006 only represented the accretion of note discount on the Restated and Amended Convertible Note Secured Term Note.

Amortization of deferred loan costs for the quarter ended March 31, 2007, comprised fees (i.e. escrow fees, legal fees, etc.) paid to non-lenders in connection with the December 2006 Secured Term Note and April 2006 Secured Term Note financings. Such costs are capitalized as deferred loan costs and amortized over the respective life of the note. The amortizations of deferred loan costs for the first quarter of 2006 are for similar costs incurred at issue of the September 2005 Secured Term Note.

The Convertible Note for the first acquisition of the L-H Gas Unit in June 2005, comprised freestanding derivatives of warrants and options issued to the lender (the Warrant and Option, described in greater detail above), and embedded derivatives relating to a conversion feature, a contract rate adjustment and an optional redemption provision (the Convertible Note, as described above) which were bundled together into a single compound embedded derivative for financial accounting purposes. On December 30, 2005, we executed a Third Amendment to the Convertible Note, whereby additional options were granted to the lender (the December Option, as described above) as consideration for extending the date we were required to have our registration statement filed and declared effective with the SEC, pursuant to the Registration Rights Agreement, as described in greater detail above. These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our consolidated statements of operations. For each of the three months ended March 31, 2007 and March 31, 2006, our increase (decrease) in income, by derivative was as follows:

	2007	2006

Laurus Warrant	$110,025	$(567,522)
Laurus Stock Option	130,922	(654,741)
Single compound embedded derivative within Convertible Note	217,241	(74,808)
Laurus December Option	101,202	(506,111)
Change in fair value of derivative liabilities	$559,390	$(1,803,182)

The Black-Scholes Method is utilized in determining fair value of the Laurus Stock Option, Laurus Warrant and the Laurus December Option. Principally due to a decrease in the price of our common stock since the issuance of the note, warrant and option, the fair value of these derivative liabilities has decreased sharply, as shown by the table above. A layered discounted probability- weighted expected cash flow method is used for determining the fair value of the single compound embedded derivative. The effect of the smaller initial assigned fair market value to the single compound embedded derivative, together with our stock price representing only one component of the methodology, resulted in the effect on income not being as great as the freestanding derivatives. So long as the Convertible Note remains outstanding, the quarterly mark-to-market adjustments of these derivative liabilities could produce wide fluctuations in our consolidated financial position and results of operations.

In February 2007, our company invested in a natural gas put option as a hedge for 20,000 Mmbtu’s of gas against the potential drop in our selling price. The option was purchased for a “Strike Price” of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007. The “Floating Price” is calculated approximately three days prior to the beginning of the determination period. If the “Strike Price” is greater than the “Floating Price” for a period, then our company will receive an amount equal to the excess of the “Strike Price” over the “Floating Price” for each Mmbtu purchased. This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and accordingly a charge to net loss of $68,881 has been recorded for the three months ended March 31, 2007.

On February 27, 2007, we received a $23,000 refund from the put option. Of the amount received, $13,000 was an overpayment of the natural gas put option contract and the balance of $10,000 was due to the personal account of our Chief Executive Officer, Edward DeStefano and did not belong to us. As of March 31, 2007, these funds still remained in the company bank account.

Interest income was $126,430 in the first three months of 2007 compared to $4,537 in the same period of 2006. Increase income is earned on funds received in the note financings which have been temporarily invested pending the disbursement for which they were borrowed. Other income for the periods presented was from refunds.

In connection with the reverse merger with Vertica Software, Inc. in September 2004, we assumed the Company’s pre-merger liabilities which were recorded in our results of operations in 2004. The resolution of these liabilities through settlements with creditors and the expiration of the four-year statute of limitations on bringing such claims resulted in the release of the liabilities in the corresponding periods which increased income by $15,419, and $9,611, for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively.

Income taxes-

No federal income taxes have been paid since inception of the Company, due to our net operating loss carry forwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carry forwards, no provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.

Net Loss -

The Company had a net loss of $2,156,065 for the quarter ended March 31, 2007, as compared to a net loss of $2,292,598 for the quarter ended March 31, 2006. Our 2006 -Mustang Creek acquisitions were the primary contributors to the $1,686,232 or 538% increase in oil sales for the period. Such sales sustained the Company through a volatile gas market where sales dropped over $2 million or 68% for the quarter ended March 31, 2007, compared to the first quarter of 2006. However, costs such as our depletion expense, which increased $488,872, and higher interest cost of $2.2 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, mitigated many of the advantages of the 2006 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents -

We believe our cash and cash equivalents balance of $4,879,980, plus restricted cash of $5,032,815, as of March 31, 2007, is sufficient to meet our working capital requirements throughout 2007. Since October 2006, we have been actively drilling exploratory oil wells. We believe that six of these wells will begin producing during 2007, of which there can be no assurance. It is anticipated that the cash flow from the additional capacity these wells will create, along with the positive cash flow from current operations and short term reliance by consumers for our products will provide, the cash flow required to meet our operating needs. Furthermore, we believe that the reduction of principal payments under the Convertible Note will have a favorable effect on our projected 2007 cash flows. We also plan to pursue attractive financing opportunities to enable us to pursue our oil and gas exploration and production program, including external growth through acquisition.

Total Assets -

We had total assets of $63,150,742 as of March 31, 2007, which included $12,221,952 of current assets, mainly comprised of $4,879,980 of cash, $5,032,815 of restricted cash, $120,666 of short term investments, $1,672,347 of accounts receivable and other current assets of $516,144; $138,343 of equipment, net of $48,488 of accumulated depreciation; $50,682,231 of oil and gas properties net of accumulated depletion of $14,742,758; and deferred loan costs and other assets of $108,216.

Working capital -

At March 31, 2007, we had a working capital deficit of $3,214,173. Additionally, as of March 31, 2007, we had current liabilities of $15,436,125, which included $11,921,339 of current portion of notes payable due in 2007 and $1,502,984 in derivative liabilities which are subject to wide fluctuations from quarter-to-quarter. Our current assets of $12,221,952 at March 31, 2007, are substantially liquid as they comprise cash and cash equivalents of $4,879,980, restricted cash of $5,032,815, short term investments of $120,666 and accounts receivable of $1,672,347. We believe these current assets are sufficient, together with our anticipated positive cash flows from operations in 2007 and expected note refinancing, to enable us to meet our financial obligations in 2007.

Liabilities -

Total liabilities as of March 31, 2007 were $68,981,728, and included current liabilities of $15,436,125; notes payable in connection with amounts loaned to us by Laurus, less current portion of $53,144,651; and an asset retirement obligation of $400,952.

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

Cash flows-

	2007	2006
Net cash provided by /(used in)
Operating activities	$143,786	$1,880,229
Investing activities	(2,169,367)	(2,074,581)
Financing activities	(618,717)	--
Increase/(decrease) in cash and cash equivalents	$(2,644,298)	$(194,352)

Cash and cash equivalents, as of March 31	$4,879,980	$3,117,313

Operating activities -

Three months ended March 31, 2007:

Cash flows provided by operating activities of $143,786 for the three months ended March 31, 2007, were adversely impacted by a net loss for the three months ended March 31, 2007 of $2,156,065; the net increase in the fair value of derivative liabilities of $559,390 and other non-cash adjustments of $81,871. Offsetting the negative impacts were the benefits of non-cash charges for depletion, depreciation and amortization of $2,114,423; accretion of discount and loan cost on debt to interest expense, which netted to $428,472; changes in working capital components which totaled $319,570; the net decrease in the fair value of derivative asset of $68,881 and $9,766 accretion of the asset retirement obligation for the quarter ended March 31, 2007.

Three months ended March 2006:

Cash flows from operating activities of $1,880,229 for the quarter ended March 31, 2006, were adversely impacted by a net loss in consolidated operations for the period of $2,292,598, and other non-cash credits totaling $35,094 partially offset by non-cash charges for depletion, depreciation and impairment of $1,625,551. The Company benefited from positive cash flows related to the non-cash adjustments surrounding the Convertible Note, including: an increase in fair value of derivative liabilities of $1,803,182; accretion of discounts and deferred loan costs of $457,982 and amortization of loan costs on debt of $88,483. Positive cash flows from operations were further benefited by changes in working capital components, which netted $226,708 and $6,015 of accretion of the asset retirement obligation.

We believe that our cash flows from operations will be subject to wide fluctuations as long as our Secured Term Convertible Note is outstanding or its related derivatives are unexpired or unexercised, as a result of mark-to-market accounting.

Investing Activities -

Three months ended March 2007:

Cash flows used in investing activities of $2,169,367 for the three months ended March 31, 2007, were primarily attributed to the exploratory well drilling projects which are being conducted at Mustang Creek field. In the first quarter of 2007, Gulf Coast Oil Corporation (“Gulf Coast”) drilled three successful wells, one unsuccessful well and began drilling work on several other wells. The cost of such project reduced cash flow from investing activity by $1,383,526. In addition, we drilled a successful exploratory well at our San Miguel field and began other similar projects for the Company, which reduced cash flow from investing activities by $628,419. Other investing programs included the acquisition of additional leases of unproved property in McMullen County of $110,050 by Gulf Coast and a $112,000 acquisition of a natural gas put option as a hedge against falling prices by the Company. Offsetting these cash outflows from investing were a decrease in drilling advances of $62,628 and a change in other assets of $2,000.

Three months ended March 2006:

Cash flows used in investing activities of $2,074,581 for the quarter ended March 31, 2006, were primarily attributed to the Third Acquisition of the L-H Gas Unit, completed in January 2006, which totaled $1,530,874. Additionally, we had capital expenditures for oil and gas properties of $712,217 during the first quarter of 2006 in accordance with our exploration and production program and a change in other assets of $1,903. Offsetting these cash outflows from investing was a decrease in drilling advances of $170,413.

Financing activities -

Three months ended March 2007:

Cash flows from financing activities of $618,717 for the three months ended March 31, 2007 were payments made to reduce the balances due on our Restated and Amended Convertible Note and April 2006 Secured Term Note.

Three months ended 2006:

There were no cash flows from financing activities for the quarter ended March 31, 2006.

Outlook:
Our objective throughout fiscal 2007 is to generate positive cash flows from operations to meet our working capital requirements and service our debt, namely the principal and interest payments under the Secured Convertible Note and the three Secured Term Notes.

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

We have plans to continue our redevelopment of our South Sargent Field, and also continue our drilling program in the Mustang Creek field area. Our goal for 2007 is to increase reserves significantly. To achieve future production and reserve growth, we will continue to pursue acquisitions that meet our criteria and to complete development projects in our inventory of potential drilling locations. Our remaining 2007 development drilling budget is approximately $6,000,000, which has benefited from the approximately $2,765,000 of restricted cash which we received from Laurus in April 2007, pursuant to the terms of our December 2006 Secured Term Note with Laurus. While an acquisition budget has not been formalized, we plan to actively review additional acquisition opportunities during 2007. We cannot ensure that we will be able to find properties that meet our acquisition criteria, that we can purchase such properties on acceptable terms, or secure the necessary funding to close additional acquisitions.

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

We raised $15,000,000 from the sale of a Secured Convertible Term Note to Laurus Master Fund, Ltd. ("Laurus"); $3,675 from Laurus' exercise of a portion of the Option; $9,500,000 from the sale of a separate Secured Term Note to Laurus in 2005; and $16,210,000 from the sale of a Secured Term Note in December 2006. Additionally, our wholly owned subsidiary, Gulf Coast Oil Corporation ("Gulf Coast") borrowed an aggregate of $45,000,000 from Laurus during the second quarter of 2006. However, approximately $61,401,097 of the aggregate of $85,713,675 which was borrowed from Laurus, was immediately used to purchase interests in the Wishbone field and interests in McMullen, County, Texas; pay closing costs and fees in connection with the various funding transactions; and to repay amounts previously owed. Additionally, in December 2006, we sold Laurus a Secured Term Note in the amount of $16,210,000, of which $10,000,000 was immediately used to repay the balance of the $5,000,000 Gulf Coast note, and a portion of the $40,000,000 Gulf Coast note (the "December 2006 Note"). As a result, as of March 31 2007, we had $4,879,980 of cash on hand and $5,032,815 in restricted cash.

We believe our cash on hand as of March 31, 2007, the approximately $2,765,000 of cash we received from our restricted account with Laurus in April 2007, pursuant to the terms of our December 2006 Secured Term Note, and the revenues which we expect to generate from the sale of oil and gas this year will allow us to pay our outstanding liabilities and continue our business operations for at least the next twelve months. However, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we provide any assurances that if found, that the oil and/or gas will be in commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, and the amount of money we receive from the sale of oil and gas, we may need to raise additional capital substantially faster than twelve months, which we currently estimate such previously borrowed monies and monies we receive through the production of oil and gas will last. As such, we may need to raise additional capital much sooner than the twelve month estimate which our management currently feels is reasonable. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note, later amended and replaced by the Restated Note and subsequent thereto the Second Restated Convertible Note, described below (the "Note"), which bears interest at the rate of 10.25% per year (as of May 15, 2007), which is subject to adjustment as described above under "Description of Business," and which is due and payable on June 30, 2008, and which $100,000 of principal is payable on the first day of each month beginning in March 2007 and ending on December 31, 2007, and $250,000 of principal is payable on the first day of each month beginning on January 1, 2008 and ending on June 30, 2008, at which time the remaining principal amount of the Note is due and payable. Additionally, on September 19, 2005, we sold Laurus a separate Secured Term Note (the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, and is payable monthly in arrears through a payment to Laurus of the greater of (a) 80% of the production payments on our 7.5% working interest on the Lindholm-Hanson Gas Unit property purchased in September 2005; or (b) the monthly interest accrued there under. The Term Note is currently due on July 2, 2007.

Additionally, our wholly owned subsidiary, Gulf Coast, sold a Secured Term Note in the amount of $40,000,000, which note bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of May 15, 2007) per year and which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009, as well as a forty (40) month Secured Term Note in the amount of $5,000,000, which was later repaid with a portion of the December 2006 Note sold to Laurus in December 2006 (defined below).

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

While, we do have sufficient cash on hand to pay the June 1, 2007 payment of $100,000 of principal on the Note and the July 1, 2007 payment of $200,000 on the principal amount of the December 2006 Note, there can be no assurance that we will continue to have sufficient funds to pay any principal or interest on the Note or the December 2006 Note, or the Term Note or Gulf Coast note if such production payment is not sufficient to pay Laurus the required monthly amounts of principal when due. Also, we cannot make any assurances that we will have funds available to repay the full $15,000,000 remaining on the Note, the approximately $6,351,390 remaining on the Term Note (not including any accrued or unpaid interest, as of the filing of this Report), that we will have sufficient funds to repay the $16,210,000 December 2006 Note, and/or that Gulf Coast will have sufficient funds to repay the $40,000,000 note owed to Laurus if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described below. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into effect amortizing payments of principal, which we may not have sufficient funds to pay, and conversions) when due, the interest on or the principal amount of the Term Note or December 2006 Note when due and/or if Gulf Coast does not have sufficient funds to repay its outstanding note if not sufficiently repaid Laurus may, at its option, take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities") or it can declare 130% of the then outstanding principal amounts of the notes due and payable, plus any accrued and unpaid interest.

As of the filing of this report, we will need to raise or otherwise generate approximately $13,200,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our common stock) by June 30, 2008, $16,210,000 to repay the December 2006 Note by January 4, 2010, (not including any interest which is accruing or payments of principal) $6,351,391 to repay the Term Note (not including any interest which is accruing or payments of principal) and $32,210,737 to repay Gulf Coast's note (not including any interest which is accruing or payments of principal), if such notes are not repaid by production payments on certain of our properties, as described below, by July 2, 2007 and October 28, 2009, respectively. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE MAY FACE DELAYS AND/OR MAY BE PREVENTED FROM EXECUTING OUR CURRENTLY PLANNED DRILLING ACTIVITIES IF WE DO NOT RECEIVE THE REMAINDER OF APPROXIMATELY $2,267,815 IN CASH HELD IN A RESTRICTED ACCOUNT, WHICH LAURUS HAS SOLE DISCRETION IN RELEASING TO US.

We had restricted cash of $5,032,815 as of March 31, 2007, which cash was restricted by Laurus and held in a bank account for use by us in connection with future drilling operations. On April 24, 2007, $2,765,000 of the restricted cash was released by Laurus for our second quarter capital project budget. Although Laurus has agreed to release $1,500,000 of the restricted cash every ninety (90) days after the closing date of the December 2006 Note (December 28, 2006), until such funds have been fully disbursed, we can provide no assurances that additional funds will be released to us in the future.  If we do not continue to receive the restricted cash which we currently require to continue our drilling operations, we may be forced to curtail or abandon some of our currently planned drilling activities.  If that were to happen, it may delay or prevent our discovery of new oil and gas reserves, if any, and may cause the value of our common stock to decline in value or become worthless.

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

EDWARD R. DESTEFANO CURRENTLY OWNS APPROXIMATELY 67.0% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

Edward R. DeStefano, our sole Director and sole executive officer, holds 37,518,300 shares of our common stock, representing approximately 67.0% of the outstanding shares of our common stock (and which will represent approximately 37.8% of our outstanding common stock assuming the sale of all 43,060,789 of the shares issuable upon conversion of Laurus' Note and the exercise of Laurus' Warrant, Option and December Option, provided that Laurus may not convert the Note, or exercise the Warrant or Options if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock) as of the filing of this report. This restriction, however, does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares (assuming such shares are registered herein, are eligible to be sold under Rule 144 or another exemption from registration under the Securities Act), and then converting the rest of its holdings, while still staying below the 9.99% limit. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by Laurus, as Mr. DeStefano will likely continue to be our largest shareholder. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

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

As of May 15, 2007, we had 56,010,612 shares of common stock issued and outstanding. Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. As a result, as sequential conversions and sales take place, the price of our common stock may decline to the detriment of our then shareholders. All of the shares issuable upon conversion of the Note, Warrant, Option and December Option, may be sold without restriction once our Registration Statement is declared effective and the sale of these shares may adversely affect the market price of our common stock.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended) (“SFAS 159”), which permits entities to choose to measure most financial Instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or asset, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2006 Annual Report on Form 10-KSB, includes a discussion of our critical accounting policies.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

We have previously become aware of a potential stock scam regarding the proposed purchase of shares of our common stock from offshore investors. At least one investor has been contacted by a third party offering to purchase the shares of our common stock which that investor holds for well over the current market price of our common stock. However, the third party also requests certain legend removal fees and transaction fees which must be paid up front before moving forward with the sale of the common stock. We believe these offers to buy shares of our common stock are fraudulent and that such third parties will not honor their sales once they receive their substantial up front costs. We urge any investor in the Company to only make sales of common stock through licensed broker/dealers and/or to consult with a licensed broker before signing any unsolicited purchase agreements they may receive.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Securities Purchase Agreement

2.1(1)	Agreement and Plan of Reorganization (without exhibits)

10.6(7)	Secured Convertible Term Note

10.7(8)	Amended and Restated Secured Convertible Note

10.8(7)	Common Stock Purchase Warrant

10.9(7)	Master Security Agreement

10.10(7)	Registration Rights Agreement

10.11(7)	Option Agreement

10.12(7)	Purchase and Sale Agreement (June 2005)

10.13(9)	Finder's Warrant

10.14(10)	Purchase and Sale Agreement (September 2005)

10.15(11)	September 2005 Securities Purchase Agreement

10.16(12)	Amended and Restated Secured Term Note

10.17(11)	September 2005 Reaffirmation and Ratification Agreement

10.18(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas

10.19(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas

10.20(11)	Mortgage, Deed of Trust, Security Agreement Financing Statement and Assignment of Production in Matagorda County, Texas

10.21(13)	Purchase and Sale Agreement dated November 1, 2005 and exhibits

10.22(13)	Amendment to Purchase and Sale Agreement dated November 2, 2005

10.23(13)	Amendment Agreement to June 2005 Securities Purchase Agreement

10.24(14)	Edward R. DeStefano Employment Agreement

10.25(31)	Edward R. DeStefano Amended Employment Agreement

10.26(15)	Second Amendment Agreement with Laurus

10.27(16)	Third Amendment Agreement

10.28(16)	December Option

10.29(16)	Settlement Agreement with William F. Mason

10.30(17)	Asset Purchase Agreement

10.31(17)	Securities Purchase Agreement (Gulf Coast and Laurus)

10.32(17)	Secured Term Note (Gulf Coast)

10.33(17)	Common Stock Purchase Warrant (Gulf Coast)

10.34(17)	Guaranty (New Century and Century)

10.35(17)	Guaranty (Gulf Coast)

10.36(17)	Stock Pledge Agreement (Gulf Coast)

10.37(17)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Atascosa County and McMullen County, Texas

10.38(17)	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.39(17)	Master Security Agreement

10.40(17)	Collateral Assignment

10.41(17)	Letter Agreement regarding Shareholder Agreement

10.42(17)	Reaffirmation, Ratification and Amendment Agreement

10.43(17)	Fourth Amendment Agreement with Laurus

10.44(26)	Fifth Amendment Agreement with Laurus

10.45(27)	June 2006 Asset Purchase Agreement

10.46(27)	June 2006 Securities Purchase Agreement (Gulf Coast and Laurus)

10.47(27)	June 2006 Secured Term Note (Gulf Coast)

10.48(27)	June 2006 Amended and Restated Term Note (Gulf Coast)

10.49(27)	June 2006 Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.50(27)	Collateral Assignment

10.51(27)	Reaffirmation and Ratification Agreement (Gulf Coast)

10.52(27)	Reaffirmation and Ratification Agreement (New Century and Century)

10.53(29)	Sixth Amendment Agreement

10.54(30)	Seventh Amendment Agreement

10.55(32)	Eighth Amendment Agreement

10.55(33)	Escrow Agreement in connection with the June 30, 2005 closing with Laurus

10.56(33)	Funds Disbursement Letter in connection with the June 30, 2005 closing with Laurus

10.57(34)	Securities Purchase Agreement - December 2006

10.58(34)	Second Amended and Restated Secured Term Note

10.59(34)	Second Amended and Restated Secured Term Convertible Note

10.60(34)	Secured Term Note - December 2006 10.61(34) Reaffirmation, Ratification and Amendment Agreement - December 2006

10.62(34)	Amended Guaranty (Gulf Coast Oil Corporation) - December 2006

10.63(34)	Master Security Agreement - December 2006

10.64(34)	Funds Disbursement Letter - December 2006

10.65(34)	Escrow Agreement - December 2006

10.66(35)	Agreement to Rescind the Eighth Amendment

10.67(37)	1st Amendment to Energy Capital Solutions Warrant

16.1(18)	Letter from Randolph Scott and Company, Certified Public Accountants

16.2(19)	Letter from Malone and Bailey, PC, Certified Public Accountants

16.3(36)	Letter from Helin, Donovan, Trubee & Wilkinson, LLP

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(20)	Glossary of Oil and Gas Terms

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

(37) Filed as an exhibit to the Company’s Report on Form 10-KSB, filed with the Commission on April 12, 2007, and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the period covered by this Quarterly Report on Form 10-QSB:

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

NEW CENTURY ENERGY CORP.

Dated: May 21, 2007	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)