Form 10QSB
period 2007-06-30
New Century Energy Corp.
filed 2007-08-20
CIK 1079797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 15, 2007, the issuer had 56,010,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Transitional Small Business Disclosure Format:

Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW CENTURY ENERGY CORP.
CONSOLIDATED BALANCE SHEET
June 30, 2007
(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$4,059,261
Restricted cash	2,309,217
Certificate of deposit	50,075
Marketable securities	59,695
Accounts receivable	1,223,109
Due from Laurus Master Fund, Ltd.	424,211
Inventory	310,583
Prepaid expenses and other	65,107
Total Current Assets	8,501,258

Office equipment, net of $60,502 accumulated depreciation	126,329

Oil and gas properties, using successful efforts accounting
Proved properties	60,113,358
Unproved properties	672,498
Wells and related equipment and facilities	6,832,668
67,618,524
Less accumulated depletion and impairment	(16,893,136)
Net oil and gas properties	50,725,388
Deferred loan costs and other assets, net	100,113
TOTAL ASSETS	$59,453,088

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$554,020
Accrued liabilities	916,356
Liabilities related to purchase of Vertica shell	28,423
Royalty payments due	250,966
Current portion of notes payable	23,831,934
Derivative liability for Laurus warrant	358,558
Derivative liability for Laurus stock option	523,821
Single compound embedded derivatives within convertible note	337,804

Derivative liability for Laurus December option	404,911
Total Current Liabilities	27,206,793

Notes payable, less current portion (net of unamortized
discount and loan costs of $2,473,486)	41,259,957
Asset retirement obligation	426,774
Total Liabilities	68,893,524

Commitments and Contingencies (see Note 12)	--

Stockholders' Deficit
Preferred stock, $.001 par, 20,000,000 shares authorized,
Series A convertible preferred shares, no shares
issued and outstanding	--
Series B convertible preferred shares, 2,000,000 shares
designated, none issued	--
Common stock, $.001 par value, 200,000,000 shares
authorized, 56,010,612 shares issued and outstanding	56,011
Additional paid in capital	9,952,743
Retained deficit	(19,449,190)
Total Stockholders' Deficit	(9,440,436)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$59,453,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
June 30, 2007 and 2006
(unaudited)

	Three months ended June 30 2007 2006		Six months ended June 30 2007 2006
Revenues
Oil and gas sales	$2,591,066	$4,128,736	$5,558,166	$7,475,419
Gain/(loss) on sale of assets	24,980	-	24,980	-
Gas operations consulting	6,007	-	15,524	-

Total Revenues	2,622,053	4,128,736	5,598,670	7,475,419

Expenses
Exploration	655,492	297,818	1,102,313	479,619
Lease operating	673,024	285,124	1,125,310	481,076
Production taxes	124,326	191,986	257,466	367,746
Depreciation, depletion
and amortization	2,162,390	2,218,621	4,276,813	3,844,172
General and administrative	263,792	417,311	550,144	712,325

Total expenses	3,879,024	3,410,860	7,312,046	5,884,938

Operating income (loss)	(1,256,971)	717,876	(1,713,376)	1,590,481

Other income (expense)

Net change in fair value of derivative liabilities	(122,110)	1,558,094	437,280	(245,088)
Gain (loss) on natural gas put option	25,035	-	(43,845)	-
Interest and amortization of discount on debt	(2,354,011)	(1,888,378)	(4,686,029)	(3,263,281)
Write down of Vertica debt	15,419	1,920	30,838	11,531
Interest and other income	83,189	36,893	209,617	41,430
Other expenses	-	-	-	(1,266)

Total other income (expense)	(2,352,478)	(291,471)	(4,052,139)	(3,456,674)

Income/ (loss) before income taxes	(3,609,449)	426,405	(5,765,515)	(1,866,193)
Income tax expense (benefit)	-	-	-	-

NET INCOME/(LOSS)	$(3,609,449)	$426,405	$(5,765,515)	$(1,866,193)

Basic and diluted earnings/(loss) per share	$(.06)	$.01	$(.10)	$(.03)

Weighted average common shares used in
basic and diluted earnings/(loss) per share	56,101,612	55,863,359	56,101,612	55,797,695

The accompanying notes are an integral part of these audited consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(unaudited)

	2007	2006

Cash flows from operating activities
Net loss	$(5,765,515)	$(1,866,193)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	4,276,813	3,844,172
Write down of liabilities on Vertica reverse merger	(30,838)	(11,531)
Stock for services	-	50,000
Amortization of deferred loan costs	13,644	91,886
Accretion of asset retirement obligation	35,588	12,030
Accretion of discount on notes to interest expense	855,584	816,845
Net change in fair value of derivative liabilities	(437,280)	245,088
Gain/(loss) on natural gas put option	43,845	-
Interest earned on restricted cash	(108,303)	(315)
Settlement with former officer	-	(25,482)
Changes in working capital:
Marketable securities	8,460	-
Accounts receivable	284,915	(1,264,255)
Inventory	15,508	(158,225)
Prepaid expenses and other	162,674	193,599
Accounts payable	(277,071)	(101,230)
Accrued liabilities	(54,018)	658,166
Royalty payments payable	106,424	-
Net cash provided by (used in) operating activities	(869,570)	2,484,555

Cash flows from investing activities
Acquisition of Mustang Creek assets (Notes 3 & 4)	-	(32,771,692)
Acquisition of Lindholm-Hanson gas unit
and wells, net of cash acquired (Note 7)	-	(1,530,874)
Capital expenditures on other oil and gas properties	(830,354)	(1,740,418)
Investment in unproved property	(253,592)	-
Investment in drilling exploratory wells at Mustang Creek	(3,231,584)	-
Decrease in drilling advances	62,628	257,498
Purchase of office equipment	-	(79,921)
Investment in marketable securities	(84,077)	(75,000)
Changes in other assets	2,000	-
Net cash used in investing activities	(4,334,979)	(35,940,407)

Cash flows from financing activities
Proceeds from Mustang Creek notes financing (Note 3 &4)	-	43,345,294
Payments to reduce long-term debt	(1,025,468)	(4,123,138)
Payments for deferred loan costs	-	(108,421)
Cash restricted for drilling program	2,765,000	-

Net cash provided by in financing activities	1,739,532	39,113,735

Net (decrease) increase in cash	(3,465,017)	5,657,883

Cash at beginning of the period	7,524,278	3,311,665

Cash at end of the period	$4,059,261	$8,969,548

Supplemental cash flow information:
Interest paid	$(3,866,433)	$(1,360,382)

Income taxes paid	$--	$--

The accompanying notes are an integral part of these unaudited consolidated
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

The financial information of New Century Energy Corp. (“New Century” or the “Company”) and its wholly owned subsidiaries, Century Resources, Inc. and Gulf Coast Oil Corporation (“Gulf Coast”- See Note 3), for the three and six months ended June 30, 2007 and 2006, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year’s consolidated financial statements to the current year presentation. These reclassifications had no effect on reported earnings. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

NOTE 2 - LIQUIDITY

The Company incurred a net loss of approximately $3.6 million in the second quarter of 2007 and for the six months ended June 30, 2007, we reported a net loss of approximately $5.8 million.

On July 10, 2007, the Company extended the maturity date of the balloon payment under its $9.5 million Secured Term Note, which was approximately $6.4 million at June 30, 2007, from July 2007 to December 31, 2007.  The $15 million Secured Convertible Term Note has a balloon payment of $11.1 million due June 30, 2008.  As of June 30, 2007, the Company’s aggregate indebtedness to its primary lender totaled approximately $67.6 million, plus the fair value of its derivative liabilities (approximately $1.6million at June 30, 2007).

The Company’s aggregate indebtedness to its primary lender is secured by its oil and gas properties, which had a net present value (at 10% discount) of approximately $52 million as of December 31, 2006. The Company has approximately $6.4 million in cash at June 30, 2007, of which $2.3 million is restricted for use by its primary lender for its drilling program or as specified by the lender, which could possibly include reduction of its indebtedness to the primary lender. The Company had approximately $1.6 million in accounts receivable, including approximately $0.4 million due from its primary lender, which can also be used to reduce its indebtedness or for other working capital requirements.

The Company has maintained a satisfactory credit relationship with the primary lender over the past 24 months, as it has made its principal and interest payments when due, or has successfully negotiated amendments to its various loan agreements providing more flexible terms if and when needed. The Company has successfully financed four of its five acquisitions with borrowings from this lender, with the remaining acquisition being a cash purchase. Accordingly, the Company believes it will be successful in meeting its working capital requirements in 2007, which includes the successful negotiation of a refinancing of its December 2007 balloon payment under the Secured Term Note to  a date beyond 2007.

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

We acquired a 93.75% working interest in 10 oil wells and one gas well and a 70.31% working interest in one additional oil well, as well as revenue interests of 72.19% in 9 of the wells and 41.01% and 70.80% in the other two wells, (collectively “Mustang Creek Assets”). The purchase price of the Mustang Creek Assets was $33,000,000. The effective date of the purchase was December 1, 2005.

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

At June 30, 2007, the Gulf Coast Note was classified as follows:

Gross amount	$32,103,986
Less : unamortized discount	(970,497)

Net amount	$31,133,489

The accretion of discount and deferred loan costs related to the Gulf Coast Note for the three months ended June 30, 2007 were $102,378 and $5,355, respectively.  On June 1, 2007, Laurus assigned to Valens U.S. SPV I, LLC, a party related to Laurus,  a principal amount equal to $288,372 of the December 2006 Secured Term Note.

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

JUNE 2006 GULF COAST NOTE

On June 30, 2006, Gulf Coast entered into a second Securities Purchase Agreement with Laurus Master Fund, Ltd. whereby Gulf Coast sold Laurus a Secured Term Note (“June 2006 Gulf Coast Note”) in the amount of $5,000,000. The note was liquidated, in part, with proceeds from the Mustang Creek production during the second half of 2006. In addition, a portion of the proceeds from the issuance of the New Century Energy Corp. December 2006 Secured Term Note (see Note 5), totaling $4,700,237 was used to pay the remaining principal on this note on or about December 29, 2006. The amount represented full and final settlement for the note.

NOTE 5 - NEW CENTURY ENERGY NOTES PAYABLE

In addition to the Gulf Coast Note (Note 3), New Century Energy has three other notes outstanding to Laurus.  A portion of the December 2006 Secured Term Note has been assigned to Valens U.S. SPV I, LLC, a party related to Laurus.

SECOND AMENDED AND RESTATED SECURED CONVERTIBLE TERM NOTE

In connection with the first acquisition of a 6.2% working interest and a 5.464% net revenue interest in the Lindholm-Hanson Gas Unit on June 30, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., to sell a Secured Convertible Term Note in the principal amount of $15,000,000. The Secured Convertible Note as amended and restated includes the following features:

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

The Secured Convertible Note was deemed to have both freestanding and embedded derivatives. The Laurus Warrant and Laurus Option have been accounted for as freestanding derivative liabilities and are fair valued under the Black-Scholes method. The interest rate adjustment, optional redemption, form of payment and conversion features of the Secured Convertible Note have been bundled together as a Single Compound Embedded Derivative Liability, and are fair valued under a layered discounted probability-weighted expected cash flow methodology (See Note 6).

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

At June 30, 2007, the $12.9 million unpaid principal balance of the Second Amended and Restated Secured Convertible Term Note is a current liability and is comprised of:

Gross amount	$12,900,000
Less: unamortized discount	(1,302,778)
Net amount	$11,597,222

For the three months ended and six months ended June 30, 2007,  the accretion of discounts related to the Second Amended and Restated Secured Convertible Term Note was $ 310,583 and $ 613,075, respectively.

THIRD AMENDED AND RESTATED SECURED TERM NOTE

In connection with the second acquisition of a 7.25% working interest and a 5.43% net revenue interest of the Lindholm-Hanson Gas Unit, on September 19, 2005, the Company executed a Secured Term note in the amount of $9,500,000, with the following features, as amended and restated:

Interest Rate -	20%

Maturity Date -	December 31, 2007

Amortizing Amount -	The greater of 80% of gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit or monthly interest.

Amendments -
On March 30, 2006, we entered in to the Amended and Restated Secured Term Note agreement with Laurus. The agreement extended the maturity date of the note from March 19, 2006 to January 2, 2007. It also provided for monthly amortizing payments equal to 80% of gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit.

Concurrent with the signing of the December 2006 Secured Term Note (see below), we entered into a Second Amended and Restated Secured Term which revised the current amortization payments for this note to be the greater of 80% of the gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit or the current month interest. We also extended the maturity date of this note from January 2, 2007 to July 2, 2007.

On July 10, 2007, we entered into the Third Amended and Restated Secured Term Note with Laurus.  The agreement extended the maturity date of the Secured Term Note from July 2, 2007 to December 31, 2007.

At June 30, 2007 the unpaid balance of the Third Amended and Restated Secured Term was $6,351,391. The entire balance of this note is a current liability.

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
		$16,210,000

Restricted Cash is held by Laurus as security for our obligations under the closing documents and is payable in $1,500,000 increments every ninety days, until the entire amount is disbursed, at Laurus’ sole discretion. At June 30, 2007, the remaining balance of the Restricted Cash is $2,309,217.

At June 30, 2007, the December 2006 Secured Term Note was comprised as follows:

Gross amount	$16,210,000
Less: unamortized discount	(200,211)
Net amount	$16,009,789

The accretion of discount and deferred loan costs related to the $16.2 million Secured Term note for the three months ended June 30, 2007 were $19,691 and $2,748. On June 1, 2007, Laurus assigned to Valens U.S. SPV I, LLC, a party related to Laurus, a principal amount equal to $288,372 of the December 2006 Secured Term Note.

A recap of the Company’s Notes Payable as of June 30, 2007 follows:

Current portion
Second Amended and Restated Secured Convertible	$12,900,000
Second Amended And Restated Secured Term	6,351,391
December 2006 Secured Term	2,400,000
Gulf Coast	2,180,543

Total current portion of notes payable	$23,831,934

Noncurrent portion
December 2006 Secured Term	$13,810,000
Gulf Coast	29,923,443

Total noncurrent portion of notes payable	$43,733,443
Less: Unamortized discount	(2,473,486)

Notes payable, less current portion (net of unamortized discount)	$41,259,957

Interest and amortization of discount on debt expense for each of the three and six month periods ended June 30th can be broken down as follows:

                                                                                      3 months ending                                    6 months ending
                                                                                                 June 30                                                 June 30
	2007	2006	2007	2006
Interest expense on notional balance	$1,913,256	$1,526,112	$3,816,801	$2,354,550
Accretion of notes discounts	432,652	358,863	855,584	816,845
Amortization of deferred loan costs and discounts	8,103	3,403	13,644	91,886
	$2,354,011	$1,888,378	$4,686,029	$3,263,281

NOTE 6 - DERIVATIVE LIABILITIES

The following assumptions were used in the valuation of the derivative liabilities at June 30, 2007:

Probability-Weighted Expected Cash Flow Methodology -

Assumptions:
Single Compound Embedded Derivative within Convertible Note

Risk - free interest rate	4.91%

Prime rate	8.25%

Default status	5.00%
Increasing by 0.1% monthly

Alternative financing available and exercised	00.00%
(Exercised only if the market price is greater than $0.92)

Trading volume, gross monthly dollars	5.00%
Monthly increase

Annual growth rate of stock price	10.00%

Future projected short-term volatility	125.00%

Likelihood of subsequent stock issuance with less than original conversion price	5% - 10%

The determination of fair value includes significant estimates by management including volatility of the Company's common stock, interest rates and the probability of redemption of a future dilutive financing transaction among other items.

The anti-dilution protection value was estimated using the layered-discounted probability weighted cash flow model with a call option variable calculation.  The estimated probability of a dilutive financing transaction was based on the rationale that the Company does not currently plan to issue convertible debt in the future, and any refinancing of the existing convertible debt would be made from traditional (non-convertible) debt or equity financing.  Therefore, a small probability has been assigned to the reset provision at June 30, 2007, in the unlikely event the Company would be required to issue equity securities that would require a reset in the future.

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

Black-Scholes Methodology:
		Laurus
	Laurus	December	Laurus
Assumptions	Option	Option	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	5.21%	5.21%	4.92%
Volatility	125.00%	125.00%	125.00%
Expected term	20 years	20 years	5 years

FAIR VALUE OF DERIVATIVES

The fair value of the Company's derivative liabilities was comprised of the following as of June 30, 2007:

Laurus Warrant	$358,558
Laurus Stock Option	523,821
Single compound embedded derivative within Convertible Note	337,804
Laurus December Option	404,911
Total	$1,625,094

The decrease (increase) in fair value of the Company's derivative liabilities for the three and six months ended June 30, 2007, and June 30, 2006 was as follows:

3 Months ending	6 Months ending
June 30	June 30
	2007	2006	2007	2006
Laurus Warrant	$(61,101)	$488,623	$48,924	$(78,900)
Laurus Stock Option	64,939	523,738	195,861	(131,003)
Single compound embedded derivative within Convertible Note	(176,145)	140,887	41,096	66,079
Laurus December Option	50,197	404,846	151,399	(101,264)
Decrease (increase) - fair value of derivative liabilities	$(122,110)	$1,558,094	$437,280	$(245,088)

The increase in the fair value of the derivative liabilities (mark-to-market) during the second quarter of 2007 is primarily due to the increasing volatility of our common stock from 100% at March 31, 2007 to 125% at June 30, 2007.  Additionally, our common stock price decreased from $0.09 at March 31, 2007 to $0.08 at June 30, 2007.  In contrast, the net decrease of the fair value of the derivative liabilities (mark-to-market) of $1,558,094 for the three months ended June 30, 2006, is primarily due to the fluctuating, but mostly decreasing, price of the Company's common stock from $0.27 at March 31, 2006 to $0.19 at June 30, 2006. Changes in the fair value of the derivative liabilities have been recorded under Other Income (Expense) in the accompanying consolidated statements of operations.

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

On January 17, 2007, we filed a Registration Statement with the Securities and Exchange Commission to register 6,108,501 shares of common stock. The shares represented a portion of the shares of common stock underlying the Laurus Warrant to purchase shares of our common stock at an exercise price of $0.80 per share as well as 250,000 shares of common stock held by Core Concepts, LLC. On February 12, 2007, the Registration Statement was declared effective by the Securities and Exchange Commission.

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

For the three months and six months ended June 30, 2007, and the three months and six months ended June  30, 2006, the impact of the derivatives and interest from the Convertible Note was antidilutive and therefore, basic and dilutive EPS were the same.

NOTE 9 - OTHER INCOME (EXPENSE)

For the three month periods ended June 30, 2007 and June  30, 2006, $15,419 and $1,920 has been released into other income, in connection with the reverse merger with Vertica in 2004. For the six month periods ended June 30, 2007 and June 30, 2006, $30,838 and $11,531 has been released into other income, in connection with the reverse merger with Vertica in 2004.  The release is comprised of settlements with creditors, the expiration of the statutory four-year aging period, and the settlement agreement with prior Vertica employees regarding disputed back wages. As of June 30,  2007, liabilities related to the purchase of the Vertica shell were $28,423.

In February 2007, our company invested in a natural gas put option for 20,000 Mmbtu's of gas.  The option was purchased for a "Strike Price" of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007.  The "Floating Price" is calculated approximately three days prior to the beginning of the determination period.  If the "Strike Price" is greater than the "Floating Price" for a period, then our company will receive an amount equal to the excess of the "Strike Price" over the "Floating Price" for each Mmbtu purchased.  This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and due to the decrease in the value of the put, the company has incurred a gain of $25,035 for the three months ended June 30, 2007 and a loss on marketable securities of $43,845 for the six months ended June 30, 2007.

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

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards at June 30, 2007 because we cannot be certain of the future period recoverability of tax assets generated from any available net operating loss carryforwards. For the three months ended June 30, 2007, there were sufficient tax net operating loss carryforwards to more than offset taxable income for the period.

NOTE 11 - CONCENTRATIONS

Major Purchaser

In the three and six months ended June 30,  2007, New Century‘s operated properties had two purchasers who accounted for 100% of crude oil sales and a different purchaser who accounted for 100% of sales of natural gas products. There was one purchaser who accounted for all crude oil sales of operated properties as well as a different sole purchaser who purchased 100% of natural gas products of operated properties in the first quarter of 2006. New Century’s non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2007 and 2006.

Predominance of Sales

For the three months ended June 30, 2007 and June 30, 2006, crude oil sales accounted for 70% and 59%, respectively, and sales of natural gas products accounted for 30% and 41%, respectively of total revenue from oil and gas operations.  For the six months ended  June  30, 2007 and June 30, 2006, crude oil sales  accounted for 68% and  37%, respectively, and sales of natural gas products accounted for 32% and 63%, respectively, of total revenue from oil and gas operations.

Primary Lender

With the exception of $576,744 assigned to Valens U.S. SPV I, LLC, a party related to Laurus,  on June 1, 2007, all of our outstanding notes payable are due, on various dates during the next four years to Laurus Master Fund, LTD. (See Notes 2, 3 and 5.)

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

On February 10, 2007, the Company entered into a lease for its corporate office in Houston, Texas, under a third party non-cancelable operating lease from July 1, 2007 through September 30, 2010. Future minimum lease commitments under this lease total $118,649.

In February 2006, the Board of Directors approved the dissolution of ERC Solutions, Inc., one of our former wholly owned subsidiaries. The State of Delaware authorized the dissolution on February 9, 2006.

Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened.

NOTE 13 - RELATED PARTY TRANSACTION

On February 27, 2007, we received a $23,000 refund from the risk management company from whom we purchased a short term investment in early February. Of the amount received, $13,000 was an overpayment of a natural gas put option contract acquired by New Century Energy Corp. The balance of $10,000 was due to the personal account of our Chief Executive Officer, Mr. Edward DeStefano and did not belong to our Company.  As of June 30, 2007, these funds have been returned to Mr. Edward DeStefano.

NOTE 14 - SUBSEQUENT EVENTS

On July 1, 2007, Laurus assigned to Valens U.S. SPV I, LLC, a party related to Laurus, an additional principal amount of   $394,325 of the December 2006 secured term note for a total assignment of $682,697.

On July 10, 2007, New Century Energy Corp. entered into a Third Amended and Restated Secured Term Note with Laurus Master Fund, Ltd. (“Laurus” and the “Third Restated Note”). The Third Restated Note amended the terms of our Second Amended and Restated Secured Term Note entered into with Laurus on or about January 2, 2007, which in turn amended the terms of our Amended and Restated Secured Term Note with Laurus, entered into on March 30, 2006, which in turn amended the terms of our original Secured Term Note entered into with Laurus on September 15, 2005. The Secured Term Note had an original balance as of September 15, 2005, of $9,500,000, and was amended in connection with the entry into the Amended and Restated Term Note in March 2006, to provide that principal and interest on the note, which accrues at 20% per annum, payable monthly in arrears, would be repaid to Laurus by way of a production payment on certain of our oil and gas property (described below). The interest rate of the Term Note, which rate was not changed by any of the amendments to the Secured Term Note, is twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears. The Third Restated Note amended the maturity date of the note from July 2, 2007, which was the maturity date of the Second Amended and Restated Secured Term Note, to December 31, 2007, and amended the terms of an event of default under the Second Amended and Restated Term Note to include an event of default under any other of the previous Securities Purchase Agreements or related agreements entered into with Laurus by us and/or by Gulf Coast Oil Corporation, our wholly owned subsidiary.

The Third Restated Note provides for the payment of amortizing payments ("Amortizing Payments") of principal and interest due under the Third Restated Note equal to eighty percent (80%) of the gross proceeds paid to us in respect of oil, gas and/or other hydrocarbon production arising from our 7.25% working interest in the Wishbone Field in the Lindholm-Hanson Gas Unit, located in McMullen County, Texas, purchased by us pursuant to the Purchase and Sale Agreement dated September 2, 2005 (the "September Interests" and the "Production Payments"). Pursuant to the Third Restated Note, each such Amortizing Payment shall be made by us to Laurus not later than five (5) days following the date on which we receive the Production Payment, commencing with all Production Payments received by us after March 1, 2006, with respect to the production month of January 2006 and each month thereafter. Additionally, pursuant to the terms of the Third Restated Note, we are obligated to pay Laurus an amount each month equal to the greater of (a) the amount owing to Laurus in connection with the monthly Amortizing Payment and (b) the total amount of interest due under the Third Restated Note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. THESE AND OTHER UNCERTAINTIES RELATED TO OUR BUSINESS ARE DESCRIBED IN DETAIL IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON. REFERENCES TO "NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR" AS USED THROUGHOUT THIS FORM 10-QSB REFER TO NEW CENTURY ENERGY CORP. AND ITS WHOLLY OWNED SUBSIDIARIES, GULF COAST OIL CORPORATION AND CENTURY RESOURCES, INC. UNLESS OTHERWISE STATED, OR THE CONTEXT APPEARS OTHERWISE. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007.

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

SECURED CONVERTIBLE NOTE

In connection with the Securities Purchase Agreement, we issued Laurus a three (3) year Secured Convertible Note in the amount of $15,000,000, which was subsequently replaced by an Amended and Restated Secured Convertible Term Note and a Second Amended and Restated Note (the "Convertible Term Note" or the "Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of August 14, 2007, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, is due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note is payable monthly, in arrears, commencing on September 1, 2005. Additionally, if the Registration Statement covering the shares which the Note and Warrant are convertible into has been declared effective and our common stock has traded at least 25% above the "Fixed Conversion Rate," initially $0.62, which is subject to adjustment as described below, for the five trading days immediately preceding the date a monthly interest payment is due, then the Contract Rate is reduced by 1% for each incremental 25% increase in the market price of our common stock above the then applicable Fixed Conversion Rate (for example, if our common stock has traded at $0.93 for the five trading days preceding the due date of a monthly interest payment, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our common stock traded above the Fixed Conversion Rate); however, in no event shall the Contract Rate at any time be less than 0%.

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

On January 17, 2007, we filed a Registration Statement with the Securities and Exchange Commission to register 6,108,501 shares of common stock. The shares represented a portion of the shares of common stock underlying the Laurus Warrant to purchase shares of our common stock at an exercise price of $0.80 per share as well as 250,000 shares of common stock held by Core Concepts, LLC. On February 12, 2007, the Registration Statement was declared effective by the Securities and Exchange Commission.

We are not in default under our current contractual obligations to register shares of our common stock pursuant to the Registration Rights Agreement, as amended. In addition, we will not incur liquidated damages in connection with any registration obligations at this time. It is acknowledged and agreed by Laurus, that in the event that Laurus sells all securities which have been registered on the registration statement, Laurus may require us to file an additional registration statement (or statements) to register additional shares of common stock in the event that Laurus cannot rely on Rule 144(k) for the sale of shares issuable upon conversion of its Convertible Note, issuable upon exercise of its Warrant or Options. We may incur significant penalties in the future, if we are unable to file additional Registration Statement(s), if required in the future, and/or if we are unable to gain effectiveness of such additional Registration Statement(s).

FIRST AMENDMENT TO THE NOTE, WARRANT AND OPTION

On July 25, 2005, we entered into the "First Amendment to the Note, Warrant and Option," with Laurus (the "First Amendment"), which First Amendment was consented and agreed to by Century with an effective date of June 30, 2005, whereby we modified the terms of the Note, Warrant and Option (as described and defined below) to adjust the limitation on the amount of our outstanding shares which Laurus is able to hold at any one time from 4.99% of our issued and outstanding stock (under the original provisions of the Note, Warrant and Option) to 9.99% of our issued and outstanding stock, to change the exercise price of the Option from an aggregate of $1.00 for 10,222,784 shares of our common stock (under the Options original terms) to $0.001 per share, and to clarify that Laurus is not able to sell any shares held in connection with the Option until both (a) payment in full of all of the obligations and liabilities of us to Laurus under the Securities Purchase Agreement and the Note have been paid in full and (b) the exercise of the Warrant by Laurus (unless an event of default occurs and continues to occur as described in greater detail above). The discussions of the Note, Warrant and Option found throughout this Form 10-QSB take into account the changes to the Note, Warrant and Option, which were made in connection with the First Amendment.

SEPTEMBER 2005 CLOSING WITH LAURUS

On September 19, 2005, we entered into a Securities Purchase Agreement with Laurus (the "September 2005 SPA"), pursuant to which we sold Laurus a Secured Term Note in the amount of $9,500,000 (the "Term Note"). We also entered into a Reaffirmation and Ratification Agreement with Laurus in connection with the September 19, 2005 Securities Purchase Agreement and Term Note. The interest rate of the Term Note is twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears, with the first interest payment due on November 1, 2005. The Term Note was amended by our entry into the Amended and Restated Term Note (the "Amended Term Note") as described below on March 30, 2006, to provide for the interest and principal on the Amended Term Note, to be payable to Laurus by way of a production payment equal to 80% of the gross proceeds generated by our 7.5% interest in the Lindholm-Hanson Gas Unit, which we purchased pursuant to the September 2005 Purchase and Sale Agreement, described above. Additionally, the due date of the Amended Term Note was changed from March 19, 2006 until January 2, 2007, pursuant to the amendment, which date has subsequently been extended to July 2, 2007, pursuant to the Second Restated Term Note, and to December 31, 2007, pursuant to the Third Restated Note, described below.

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

GULF COAST NOTE

In connection with the Purchase Agreement, Gulf Coast issued Laurus a three (3) year Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of August 14, 2007) per year, and which at no time shall bear interest at less than 8% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009 (the "Maturity Date"). The interest on the Gulf Coast Note is payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the Gulf Coast Note are due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the Gulf Coast Note, interest on the Gulf Coast Note shall only be payable as a component of the Amortization Amount, unless such Amortization Amount is less than $150,000 for any month, as described below.

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

Each monthly Amortization Amount was be equal to the product of (a) .875 (the “Amortizing Percentage”) and (b) eighty percent (80%) of the gross proceeds paid to Gulf Coast in respect of all oil, gas and/or other hydrocarbon production in which Gulf Coast has an interest less (i) the reasonable ordinary day to day expenses associated with Gulf Coast's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) Gulf Coast's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to Laurus' approval, which approval shall be provided in the exercise of Laurus' reasonable discretion based on such supporting documentation from Gulf Coast as Laurus shall request (the "Net Revenue"). Provided, however, that each Amortization Amount shall be equal to one hundred (100%) of Net Revenue, upon the occurrence and during the continuance of an Event of Default under the Gulf Coast Note as described below.  Additionally, since the repayment of the June 2006 Gulf Coast Note, as described below, the Amortizing Percentage was increased to 1.00.

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

Pursuant to a Reaffirmation, Ratification and Amendment Agreement, simultaneously with Gulf Coast's receipt of accrued production revenue paid to Gulf Coast at the closing of the Asset Purchase Agreement, for the period from December 1, 2005, the effective date of the Asset Purchase Agreement, to May 1, 2006, we made a mandatory prepayment against the outstanding balance of our September 2005 Note in an amount equal to eighty percent (80%) of the net accrued production revenue or $2,565,386. We paid this amount to Laurus on May 1, 2006 as partial payment of the $9,500,000 September 30, 2005, Secured Term Note, as amended, which Secured Term Note had an approximate remaining balance of $7,034,614 as of May 1, 2006, not including any accrued or unpaid interest, and a remaining balance of $6,351,391 as of June 30, 2007.

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

The December 2006 Note bears interest at the prime rate plus 2% per annum until paid (which is subject to a floor of 8% per annum), which currently has an interest rate of 10.25% per annum, with the prime rate as of August 14, 2007 of 8.25% per annum. Interest due under the December 2006 Note is payable monthly in arrears beginning on February 1, 2007. The maturity date of the December 2006 Note is January 4, 2010. Amortizing payments are due pursuant to the December 2006 Note beginning on July 1, 2007, and the first business day of each month thereafter equal to $200,000. We have the right to prepay the December 2006 Note at any time without any prepayment penalty. If an Event of Default occurs under the December 2006 Note (as defined and described in the December 2006 Note), the December 2006 Note bears interest at the applicable interest rate then in affect plus an additional 2% per annum, and Laurus can declare 130% of the then entire outstanding amount of the December 2006 Note due and payable.

In connection with the sale of the December 2006 Note, we agreed to pay Laurus Capital Management, L.L.C., the manager of Laurus, a closing payment equal to $210,000. We also reimbursed Laurus' for certain due diligence and document fees equal to $30,000. The use of proceeds for the December 2006 Note is described in greater detail below.

Subsequent Events

On July 1, 2007, Laurus assigned to Valens U.S. SPV I, LLC, a party related to Laurus, an additional principal amount of  $394,326 of the December 2006 Secured Term Note for a total assignment of $682,698.

On July 10, 2007, we entered into a Third Amended and Restated Secured Term Note with Laurus (the “Third Restated Note”). The Third Restated Note amended the terms of our Second Amended and Restated Secured Term Note entered into with Laurus on or about January 2, 2007, which in turn amended the terms of our Amended and Restated Secured Term Note with Laurus, entered into on March 30, 2006, which in turn amended the terms of our original Secured Term Note entered into with Laurus on September 15, 2005. The Third Restated Note amended the maturity date of the note from July 2, 2007, which was the maturity date of the Second Amended and Restated Secured Term Note, to December 31, 2007, and amended the terms of an event of default under the Second Amended and Restated Term Note to include an event of default under any other of the previous Securities Purchase Agreements or related agreements entered into with Laurus by us and/or by Gulf Coast Oil Corporation, our wholly owned subsidiary.

On August 1, 2007, with an effective date of January 1, 2007, Century Assets Corporation (“Century Assets”), which is owned by Edward R. DeStefano, our Chief Executive Officer and Director, entered into a Surface Lease with Century Resources, Inc. (“Century” and the “Surface Lease”).  Pursuant to the Surface Lease, Century Assets leased us the use of five acres of land, next to our Sargent South Gas Field in Matagorda County, Texas for storage of equipment, pipe and materials used in the operation of the gas field. The term of the Lease is for one year, and shall automatically renew thereafter unless terminated by either party with thirty (30) days prior written notice.  We agreed to pay Century Assets $1,000 per month for use of the Lease acreage.  In addition to the use of the leased acreage for storage, Century, our wholly owned subsidiary agreed to operate a pipeline on the acreage, and to pay all costs associated with such operations, and to indemnify Century Assets for all liability in connection with the operation of such pipeline.  Century Assets had previously provided us the use of the leased acreage free of charge since 2004.

OIL AND GAS PROPERTIES

1.) OPERATED PROPERTIES:

The Company operates oil and gas properties in Texas under the name of Century Resources, Inc., a wholly owned subsidiary of the Company. Century Resources, Inc. a bonded operator with the Railroad Commission of Texas and our Operator number is 141835. Of the properties we operate, our working interest ownership ranges from 80% in the Sargent South Field, to 100% in the San Miguel Creek, Mustang Creek, Prado and Tenna Fields.

SARGENT SOUTH FIELD- MATAGORDA COUNTY, TEXAS

The Company acquired 100% of the working interest in the Sargent South Field from Calpine Natural Gas (NYSE) and its partner, ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres. Currently, there are five (5) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with daily production in excess of approximately 600 MCF of gas per day, (MCFGPD) however, the Company can provide no assurance that the wells will continue to produce at this rate, if at all.

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

A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, along with some recently purchased 2-D seismic lines. The final reprocessing work was completed in the second quarter of 2006. Interpretation of the data is underway and a result of this interpretation project is expected to be completed in the third quarter of 2007. New drilling locations have been identified on this lease for drilling in 2007 and 2008. The seismic and geological 3-D interpretation project process will be an ongoing process, over 2007 and 2008. When the results are obtained from any new wells drilled on this lease, the data from the new wells will be integrated into and used to update our ongoing interpretation project.

The Company has an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when work over operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; which depleted in August of 2008 after producing 146 MMCF of gas.  As of August 15, 2007, the Hamill #17 well is being worked over and an attempt to deepen the well inside casing to 5,600 feet is underway.  Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well  for future recompletion attempts.

During June 2005, work over operations commenced on the Hamill #14 well, which had also been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet.  The Hamill #14 went off production in April 2007 when the 4,230 foot sand depleted after producing 122 MMCF of gas.  The well was recompleted in August of 2007 in a new sand at a depth of 3,453 feet  and is currently producing gas at the rate of approximately 100 MCF per day on an 8/64 inch choke with a flowing tubing pressure of 460 pounds per square inch ("psi").  Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, if and when the current completion at 3,453 feet depletes.

During August 2006, a third workover operation commenced on the Hamill #10 well after the well ceased producing gas during August 2006. Remedial operations commenced to clean out produced sand from the well bore and a sand control screen and gravel pack were installed in the well. Production was restored on September 5, 2006 in the 3,270 foot sand. Additional probable and proven reserves behind pipe gas sands have been identified in the Hamill #10 well for future recompletion attempts, when the current completion at 3,270 feet depletes. This well is currently producing at the rate of approximately 275 MCF per day on a 7/64 inch choke, with a flowing pressure of 600 psi.

During August 2005 work over operations commenced on the Hamill #2 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. During the first quarter of 2006 the Hamill #2 well was shut in due to the formation sand entering the well bore. The well was cleaned out and gravel packed in March of 2006 and the well is currently producing at the rate of approximately 250 MCF per day on a 7/64 inch choke, with a flowing tubing pressure of 500 psi.

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

Compression was installed in the Sargent Field during July of 2006. Presently three producing wells are on compression, wells numbers 11, 14 and 17. On or about March 16, 2007, our working interest partner in the South Sargent field, Aquatic Cellulose International Corporation (“Aquatic”) executed a Partial Assignment of Oil and Gas Lease and Bill of Sale whereby Aquatic conveyed to Century Resources Inc., all of Aquatic’s rights, title and interest in Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition, Aquatic assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers Nos. 19 and 1-R. In return, we repaid Aquatic all deposits made toward the Hamill 1-R workover and released Hamill of all prior commitments made regarding that well.

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

MUSTANG CREEK FIELD AREA WELLS- McMULLEN AND ATASCOSA COUNTIES, TEXAS.

On April 28, 2006, the Company’s then newly formed wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast”), acquired the majority working interest and operations over developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. On June 30, 2006, Gulf Coast acquired the remainder of the working interest ownership from another group of owners, in this same group of leases and producing wells. As a result of the June 30, 2006 closing, Gulf Coast now owns a combined 100% working interest in 17 oil wells and one gas well and a 75% working interest in one additional oil well for a total of 19 wells. The effective date for ownership for both acquisitions was December 1, 2005. The following table summarizes Gulf Coast’s ownership in the producing wells and 2 wells waiting on completion as of  August 15, 2007:

Schedule of Acquired and Recently Drilled Wells and Mineral Interests in Mustang Creek Area Wells as of August 15, 2007:

	WORKING	NET REVENUE
WELL NAME	INTEREST	INTEREST
HODDE #1	100%	0.7700%
DOUBLE K #2	100%	0.7700%
DOUBLE K #3 DOUBLE K #4 DOUBLE K #5	100% 100% 100%	0.7700% 0.7550% 0.7550%
KASSNER #1	100%	0.7700%
KASSNER #2	100%	0.7700%
TYLER RANCH UNIT WELL #1	100%	0.77375%
PEACOCK #1	100%	0.7700%
POWERS-SWAIM UNIT WELL #1	100%	0.7700%
SWAIM 33-2 SWAIM 58-1 SWAIM 58-2	100% 100% 100%	0.7550% 0.7700% 0.7550%
WHEELER #1	75%	0.4375%
RABKE/MASPERO UNIT #1	100%	0.77375%
CAJUN CAPER UNIT #1	100%	0.75517154%
RABKE#2	100%	0.766250%
RABKE/MASPERO UNIT #1 RABKE/MASPERO UNIT #2	100% 100%	0.773750% 0.773750%

Mustang Creek Field area is located approximately 75 miles south of San Antonio, Texas. Geologically, the Mustang Creek field area is located on the San Marcos Platform back reef of the Cretaceous Stuart City and Sligo reef trends. The field produces oil and gas from sands trapped against Wilcox faults from depths between 3,000 feet and 6,200 feet, which wells commonly have multiple Wilcox pay sands. In 2004, a new 65 square mile 3-D seismic survey was completed which helped recognize and delineate numerous shallow Wilcox anomalies. Gulf Coast acquired 9,167 acres of developed and undeveloped leases from Manti Operating Company and its partners, along with the recently drilled producing wells noted in the table above. In addition to the producing wells, in July of 2006, Gulf Coast acquired a license to approximately 35 square miles of the new 3-D seismic data and is finalizing an interpretation project to further delineate additional Wilcox drilling opportunities and possibly drilling targets at deeper depths.

As of the beginning of the third quarter of 2007, we had identified approximately fifteen (15) un-drilled seismic anomalies based on our 3-D seismic interpretation project. We have contracted with an independent drilling company for drilling new well locations. From the commencement of our drilling program through August 15, we had drilled six (6) successful wells, the Swaim 58-2, Rabke #2 ,the Rabke Maspero Unit #2, the Swaim 33-2, the Double K #4 and Double K #5 wells. We have also drilled five (5) dry holes, the Kassner #3 , the Rabke #1, the Swaim 60-1, the Double K /Swaim Unit #1, and the Henry/Kuykendal Unit #1 . We are continuing our drilling program into the third quarter of 2007. In July 2006, Tyler Ranch Well Unit #1, the only gas well in Mustang Creek field ceased producing, and as of the date of this filing, it remains shut in and non operational.

STATUS OF MUSTANG CREEK FIELD PROSPECTS DRILLED BY GULF COAST AS OF AUGUST 15, 2007:

PROSPECT /WELL NAME	STATUS
Double K #4 Double K #5 Double K/Swaim Unit #1 Kassner # 3	Producer-waiting on completion Producer-completed Dry hole Dry hole
Rabke Maspero Unit #2	Producer- completed
Rabke #1	Dry hole
Rabke #2	Producer -completed
Swaim Unit 58- #2	Producer - completed
Swaim Unit 60- #1	Dry hole
Swaim 33- #2	Producer- completed
Henry-Kuykendall Unit #1	Dry hole
Mahoney #2	Drilling

During the first quarter of 2007, work over operations were completed on the Kassner #2. This well was non operating at the time it was purchased in 2006. As of August 15, 2007, current daily 8/8ths production from the Mustang Creek production wells listed above was approximately 575 barrels of oil  per day (BOPD) from  sixteen (16) producing oil wells.

As of August 15, 2007 we have two (2) oil wells waiting on completion in the Mustang Creek Field, the Double K #4 and Mahoney #2.

TENNA (HILLJE SAND) FIELD- WHARTON COUNTY, TEXAS

The Company acquired 100% of the working interest in three (3) wells in the Tenna field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet. A newer 3-D seismic survey has been shot over the field and the surrounding area and we are in discussions to acquire a portion of the survey to reprocess and interpret, of which there can be no assurance. There are mapped attic oil locations on our leases and we anticipate drilling a new well location the Brothers Cattle Company #5 well, in 2007, of which there can be no assurance.  The Brothers Cattle Company #5 well will be an up-dip structurally higher replacement well for the currently producing Bothers Cattle Company #3 well .  Also, in July of 2007 we completed a workover the Hillje Oil Unit #1 by cleaning out the well bore, removing and replacing the old down hole production screen, and replacing the submersible production pump and motor.

SOLEBERG WILCOX FIELD – GOLIAD COUNTY, TEXAS.

On December 5, 2006 but effective November 30, 2006, the Company executed an Oil, Gas and Mineral Lease with James Allen Lewis and Mildred M. Lewis covering 83.516 acres in the S.C. White Survey, Abstract 290, in Goliad County, Texas. The Company also acquired an additional 300 acres in this area from two additional lessors.

On December 6, 2006 but effective November 1, 2006, the Company executed an Assignment and Bill of Sale with Unit Petroleum Company (“Unit”) whereby Unit conveyed to the Company all of Unit’s right, title and interest in the Lewis “A” No. 1 and the Lewis “A” No. 2 wells in Goliad County, Texas, including all production equipment, surface facilities, improvements, to the extent transferable all surface use agreements, easements, right of way, permits and similar rights and interest  associated with the subject wells and oil and gas properties, located on the Lewis lease.   The Company now owns 100% of the working interest in the subject inactive wells and leasehold.

In April of 2007 the Company commenced work over operations on the Lewis “A” No. 2 well and attempted to establish production in the First Austin Sand at 10,500 feet.  The well flowed gas in non-commercial quantities and is presently shut in.  The Company plans to re-enter this well in the fourth quarter of 2007 and attempt to restore production from a deeper existing completion in the Second Austin sand that is currently isolated and plugged under a cast iron bridge plug.  The Company can not assure that the well work will be performed in 2007, or if the well will be restored to production after the workover is completed.

In August of 2007, the Company acquired a license for eight (8) square  miles of 3-D seismic data covering the leased acreage and adjoining area.  The data was acquired  to assist in the exploration and mapping process and to help identify additional possible exploration well locations, for future drilling and development.

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

The field was discovered in 2004 after the successful drilling of the Lindholm-Hanson Gas Unit #1 Well, operated by U.S. Enercorp LTD of San Antonio, Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Lindholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 proppant. Initial producing rates after stimulation in a number of wells has exceeded 15,000 MCFGPD per well. As of June 30, 2007, there are ten (10) producing wells in the 640 acre unitized Lindholm-Hanson Gas Unit. Cumulative production in the field has been approximately 22 billion cubic feet of gas (Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

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

RECENT DEVELOPMENTS IN WISHBONE FIELD

The Lindholm-Hanson Gas Unit Well #1 was recompleted in December 2006 by plugging off the old perforations in the Wilcox House 3 Sand, and recompleting in the Wilcox House 2 sand with perforations at 12,310 to 12,324 feet. The new completion has not been acidized or frac treated, and is currently producing at a rate of 1,800 MCFGPD with a flowing tubing pressure of  1,250 psi.

The following chart represents the net revenue interest to the Company in L-H Gas Unit and Lindholm Fee #1 for the six months ended June 30, 2007:

Well	Revenue	Production Taxes	Lease Operating Expenses	Net Revenue

LH-Gas Unit #1	$323,652	22,597	16,072	284,983
LH-Gas Unit #2	129,543	9,045	11,569	108,929
LH-Gas Unit #3	87,735	6,126	16,362	65,247
LH-Gas Unit #4	83,931	5,860	12,013	66,058
LH-Gas Unit #5	190,752	13,318	14,037	163,397
LH-Gas Unit #7			(16)	16
LH-Gas Unit #8	51,978	3,629	7,380	40,969
LH-Gas Unit #9	104,774	7,315	18,531	78,928
LH-Gas Unit #10	76,010	5,307	7,687	63,016
LH-Gas Unit #11	134,357	9,381	12,351	112,625
Lindholm Fee #1	6,077	57	1,899	4,121
Total	$1,188,809	82,635	117,885	988,289

Current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 at July 31, 2007 :

Well	Status	Daily 8/8THS Production (Mcf)	Net Revenue Interest(Mcf)
LH-Gas Unit #1	Producing	1,712	210
LH-Gas Unit #2	Work Over	0	0
LH-Gas Unit #3	Producing	801	98
LH-Gas Unit #4-C	Producing	51	6
LH-Gas Unit #4-T	Producing	381	47
LH-Gas Unit #5	Producing	1,405	172
LH-Gas Unit #7	Shut-in	0	0
LH-Gas Unit #8	Shut-in	0	0
LH-Gas Unit #9	Producing	671	82
LH-Gas Unit #10	Producing	388	48
LH-Gas Unit #11	Producing	940	115
Lindholm Fee #1	Producing	75	7
Daily totals in MCF of Gas		6,424	785

PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS.

In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas ("JMI"). As of January 1, 2006, there were four (4) active wells on this lease and twenty (20) inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from the Company. In September of 2006, the Company re-purchased the remaining fifty percent (50%) working interest formerly owned by Aquatic Cellulose in the Prado Field for a cash payment of $300,000. The Company now owns 100% of the working interest in the Prado Field production.  We have finalized  a seismic and geological interpretation of the field and have identified re-completion potential and possible future drilling locations on Company owned acreage.  A workover program  is planned for the end of 2007 and early 2008 on certain existing wells and possible drilling of two (2) new drilling locations, of which there can be no assurance.

OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006.

	2007	2006
AVERAGE SALE PRICE OF OIL
(Per bbl.)	$61.50	$67.11

AVERAGE SALE PRICE OF GAS
(PER MCF)	$6.75	$5.90

GROSS 8/8THS GROSS OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

	2007	2006
	Barrels	Barrels

MUSTANG CREEK FIELD	35,870	71,852

SAN MIGUEL CREEK FIELD	3,114	2,758

TENNA FIELD	1,100	2,735

PRADO FIELD	355	0
ANNUAL TOTALS	40,439	77,345

GROSS 8/8THS GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006.

	2007	2006

SARGENT SOUTH FIELD (MCF)	73,909	122,204

GROSS  8/8THS GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THE  THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006.

	2007	2006

WISHBONE FIELD-	595,579	1,470,032
LINDHOLM HANSON
GAS UNIT(MCF)

OIL AND GAS ACREAGE

In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's and subsidiary’s acreage position at June 30, 2007:

	DEVELOPED		UNDEVELOPED
	GROSS	NET	GROSS	NET
Goliad County, TX	84	84	300	300

Jim Hogg County, TX	1,280	1,280	0	0

Matagorda County, TX	3,645	2,916	0	0
(onshore)

Matagorda County, TX	0	0	1,610	1,288
(offshore)

McMullen County, TX	240	240	0	0
(San Miguel Creek Field)

McMullen County, TX	720	109	0	0
(Wishbone Field)

McMullen County, TX	4,156	4,136	5,431	5,431
(Mustang Creek Field)

Wharton County, TX	100	100	0	0
Total	10,225	8,865	7,341	7,019

The Company's net undeveloped acreage, subject to expiration in 2007 is 450 acres, the expiration of the balance of undeveloped acreage is 4,981 acres in 2008; and 1,471 acres in 2011.

PRODUCTIVE WELLS

The following table sets forth our gross and net productive oil and natural gas wells at June 30, 2007:

	PRODUCING	OIL WELLS	PRODUCING	GAS WELLS
	GROSS	NET	GROSS	NET

Jim Hogg County, TX	2	2	0	0

Matagorda County, TX	0	0	5	4

McMullen County, TX	26	25.75	12	2.647

Wharton County, TX	2	2	0	0
TOTAL	30	29.75	17	6.647

DRILLING ACTIVITY:

The following table sets forth the results of our drilling activities over the three months ended June 30, 2007:

	OIL	WELLS	GAS	WELLS
	GROSS	NET	GROSS	NET

Exploratory Wells-Productive(1)(2)	3	3	0	0

Exploratory Wells-Non-productive(1)(3)	2	2	0	0

Development Wells	0	0	0	0
Total	5	5	0	0

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the quarter ended June 30, 2007, we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek

Field wells; and Flint Hill Resources, Inc., acquires the crude oil produced from our San Miguel Creek, Tenna Field and Prado Field oil wells. Three separate purchasers individually accounted for 100% of sales of natural gas products, Harvest Pipeline Company in the Company operated Sargent South gas field, and Magnus Energy Marketing, Ltd. on the Company operated Tyler Ranch Gas Unit well. (The Tyler Ranch Gas Unit ceased producing in July 2006 and our gas contract on this property has terminated due to non-production). Additionally, our non-operated properties had yet another purchaser that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the quarter ended June 30, 2007.

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

RESULTS OF OPERATIONS:

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006 AND SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006:

Revenues -

Our revenues from oil and gas sales are summarized as follows for three months ended June 30, 2007 and 2006:

	June 30 2007	June 30 2006	Change	% Change
Oil sales	$1,767,967	$2,445,248	$(677,281)	(28)
Gas sales	823,099	1,683,488	(860,389)	(51)
Oil and gas	2,591,066	4,128,736	(1,537,670)	(37)
Gain on sale of assets	24,980	-	24,980	-
Oil and gas consulting	6,007	-	6,007	-
Total revenues	$2,622,053	$4,128,736	$(1,506,683)	(36)

Oil sales decreased $677,281 or 28% for the second quarter of 2007, compared to the same quarter of 2006, primarily due to the following factors: 1. natural decline of flowing oil wells in Mustang Creek Field, 2. delays in completing new oil wells due to severe weather conditions in South Texas, 3. delays in transporting crude oil via trucking due to severe flooding and weather conditions, and 4. delays in transporting crude oil due to shut down of major crude oil pipeline operated by Koch Pipeline Company causing rerouting all crude oil and other logistical problems for oil sales.

Gas sales decreased $860,389 or 51% for the second quarter of 2007, compared to the second quarter of 2006.  The decrease in gas sales was mainly due to natural decline of production in the Wishbone field gas wells by more than fifty-five (55%) and the depletion of the Tyler Ranch gas well in Mustang Creek Field.

We also had $6,007 of gas operations consulting revenue for the three months ended June 30, 2007, compared to $0 of consulting revenues for the three months ended June 30, 2006, which revenues were in connection with the non-operator working interest partners for the Hamill Wells and the Lee Wheeler #1 well were charged an operating fee on a per well basis as provided in the joint agreement governing the properties which is reflected in oil and gas consulting revenue.

Revenues from oil and gas sales are summarized as follows for the six months ended June 30, 2007 and 2006

	June 30 2007	June 30 2006	Change	% Change
Oil sales	$3,767,802	$2,745,511	$1,022,291	37
Gas sales	1,790,364	4,729,908	(2,939,544)	(62)
Oil and gas	5,558,166	7,475,419	(1,917,253)	(26)

Gain on sale of assets	24,980	-	24,980	100%
Oil and gas consulting	15,524	-	15,524	100%
Total revenues	$5,598,670	$7,475,419	$(1,876,749)	(25)

Oil sales increased $1,022,291 or 37% for the six months ended June 30, 2007, compared to the same period 2006, primarily due to higher prices and higher production in the San Miguel Field during the six months ended June 30, 2007, compared to the prior period.

Gas sales decreased $2,939,544 or 62% for the six months ended June 30, 2007, compared to the same period of 2006.  The decrease in gas sales was mainly due to the natural decline in production in the Wishbone Field gas wells by sixty-five (65%), and the loss of production from the Tyler Ranch gas well in the Mustang Creek Field that ceased producing in July of 2006 and did not produce during the first six months of 2007.

We also had $15,524 of gas operations consulting revenue for the three months ended June 30, 2007, compared to $0 of consulting revenues for the three months ended June 30, 2006, which revenues were in connection with the non-operator working interest partners for the Hamill Wells and the Lee Wheeler #1 well were charged an operating fee on a per well basis as provided in the joint agreement governing the properties which is reflected in oil and gas consulting revenue.

Expenses-

Our expenses for the three months ended June 30, 2007 increased $468,164 or 14% when compared to the same three months of the prior year. Details of the change follow.

	2007	2006	Change	% Change

Exploration	$655,492	$297,818	$357,674	120%
Lease operating expenses	673,024	285,124	387,900	136%
Production taxes	124,326	191,986	(67,660)	(35%)
Depreciation, depletion and amortization	2,162,390	2,218,621	(56,231)	(3%)
General and administrative expenses	263,792	417,311	(153,519)	(37%)
Total expenses	$3,879,024	$3,410,860	$468,164	14%

The increase of $357,674 or 120% in exploration expenses in the three months ended June 30, 2007, when compared with the same period of 2006, is due primarily to the two dry holes drilled in McMullen County during the six months ended June 30, 2007, which increased expenses for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

The $387,900 or 136% increase in lease operating expenses for the three months ended June 30, 2007, compared to the same period in 2006 was due to the numerous workovers and the completion of two wells that produced during the three months ended June 2007, compared to the prior period.

The $67,660 or 35% decrease in production taxes for the three months ended June 30, 2007, compared to the prior year’s period was due to the decrease in production resulting in a decrease in sales, which in turn lowered our production taxes for the three months ended June 30, 2007, compared to the prior period.

The $153,519 or 37% decrease in general and administrative expenses for the three months ended June 30, 2007, compared to the prior years period was due to the decrease in audit and accounting fees for acquisition audits and related SEC filings.

Our expenses for the six months ended June 30, 2007 increased 24% when compared to the same three months of the prior year. Details of the change follow.

	2007	2006	Change	% Change

Exploration	$1,102,313	$479,619	$622,694	130%
Lease operating expenses	1,125,310	481,076	644,234	134%
Production taxes	257,466	367,746	(110,280)	(30%)
Depreciation, depletion and amortization	4,276,813	3,844,172	432,641	11%
General and administrative expenses	550,144	712,325	(162,181)	(23%)
Total expenses	$7,312,046	$5,884,938	$1,427,108	24%

The increase of $622,694 or 130% in exploration expenses in the six months ended June 30, 2007, when compared with the same period of 2006, is primarily due to four dry holes drilled in McMullen County and the acquisition of additional acreage and 3-D and 2-D seismic data.

The $644,234 or 134% increase in lease operating expenses for the six months ended June 30, 2007, compared to the same period in 2006 was due to the numerous workovers and the completion of two wells that produced during the six months ended June 2007, compared to the prior period.

The $110,280 or 30% decrease in production taxes for the six months ended June 30, 2007, compared to the prior year’s period was due to decrease in production resulting in a decrease in sales, which in turn lowered our production taxes for the six months ended June 30, 2007, compared to the prior period.

The $432,641 or 11% increase in depreciation, depletion and amortization expenses for the six months ended June 30, 2007, compared to the prior year’s period was due to the Mustang Creek Field was owned by the Company for six months in 2007 as compared to only two months in 2006.

The $162,181 or 23% decrease in general and administrative expenses for the six months ended June 30, 2007, compared to the prior year’s period was due to decrease in accounting and auditing fees.  In 2006, there were three acquisition audits and related SEC filings.

Other Income (Expense) -

Other income (expense) consisted of the following for the three months ended June 30, 2007 and 2006:

	2007	2006	Change	% Change
Interest and amortization of discount on debt	$(2,354,011)	$(1,888,378)	$(465,633)	(25%)
Net change in fair value of derivative liabilities	(122,110)	1,558,094	(1,680,204)	(108%)
Gain on natural gas put option	25,035	-	25,035	100%
Write down of Vertica debt	15,419	1,920	13,499	703%
Interest and other income	83,189	36,893	46,296	125%
Other expenses	-	-	-	-
Total other income (expense)	$(2,352,478)	$(291,471)	$(2,061,007)	(707%)

Other income (expense) consisted of the following for the six months ended June 30, 2007 and 2006:

	2007	2006	Change	% Change
Interest and amortization of discount on debt	$(4,686,029)	$(3,263,281)	$(1,422,748)	(44)%
Net change in fair value of derivative liabilities	437,280	(245,088)	682,368	278%
Loss on natural gas put option	(43,845)	-	(43,845)	(100)%
Write down of Vertica debt	30,838	11,531	19,307	167%
Interest and other income	209,617	41,430	168,187	406%
Other expenses	-	(1,266)	1,266	100%
Total other income (expense)	$(4,052,139)	$(3,456,674)	$(595,465)	(17%)

Interest and amortization of discount on debt for each of the six months ended June 30, 2007 and 2006 can be broken down as follows:

	2007	2006
Interest expense on notional balance	$3,816,802	$2,354,550
Accretion of notes discounts	855,584	816,845
Amortization of deferred loan costs	13,643	91,886
	$4,686,029	$3,263,281

The interest on notional balances during the six months ended June 30, 2007 and 2006 represents the stated interest on the Restated and Amended Convertible Note and the two Secured Term Notes held by us and the Secured Term Note held by Gulf Coast Oil Corporation (which notes are described in greater detail above), our wholly owned subsidiary, using the effective interest method. The increase of $1,462,252 or 62% in interest on notional balances is due to higher interest expense by having six months of interest expense on the Mustang $40M note compared to only two months in the prior year.  The Company's debt balance was $67.6 million at June 30, 2007 versus $61.2 million at June 30, 2006.

The accretion of notes discounts for the six months ended June 30, 2007 refers to the accretion of the unamortized discount on the Restated and Amended Convertible Note Secured Term Note, the December 2006 Secured Term Note held by us and the April 2006 Secured Term Note held by Gulf Coast Oil Corporation, our wholly owned subsidiary, using the effective interest method. Each discount is amortized over the original life of the note. The amount of accretion of note discount for the six months ended June 30, 2006 only represented the accretion of note discount on the Restated and Amended Convertible Note Secured Term Note.

Amortization of deferred loan costs for the six months ended June 30, 2007, comprised fees (i.e. escrow fees, legal fees, etc.) paid to non-lenders in connection with the December 2006 Secured Term Note and April 2006 Secured Term Note financings. Such costs are capitalized as deferred loan costs and amortized over the respective life of the note. The amortizations of deferred loan costs for the six months ended June 30, 2006 are for similar costs incurred at issue of the September 2005 Secured Term Note.

The Convertible Note for the first acquisition of the L-H Gas Unit in June 2005, comprised freestanding derivatives of warrants and options issued to the lender (the Warrant and Option, described in greater detail above), and embedded derivatives relating to a conversion feature, a contract rate adjustment and an optional redemption provision (the Convertible Note, as described above) which were bundled together into a single compound embedded derivative for financial accounting purposes. On December 30, 2005, we executed a Third Amendment to the Convertible Note, whereby additional options were granted to the lender (the December Option, as described above) as consideration for extending the date we were required to have our registration statement filed and declared effective with the SEC, pursuant to the Registration Rights Agreement, as described in greater detail above. These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our consolidated statements of operations. For each of the six months ended June 30, 2007 and 2006, our increase (decrease) in income, by derivative was as follows:

	2007	2006

Laurus Warrant	$48,924	$(78,900)
Laurus Stock Option	195,861	(131,003)
Single compound embedded derivative within Convertible Note	41,096	66,079
Laurus December Option	151,399	(101,264)
Change in fair value of derivative liabilities	$437,280	$(245,088)

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

In February 2007, our company invested in a natural gas put option as a hedge for 20,000 Mmbtu’s of gas against the potential drop in our selling price. The option was purchased for a “Strike Price” of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007. The “Floating Price” is calculated approximately three days prior to the beginning of the determination period. If the “Strike Price” is greater than the “Floating Price” for a period, then our company will receive an amount equal to the excess of the “Strike Price” over the “Floating Price” for each Mmbtu purchased. This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and due to the decrease in the value of the put, the Company has incurred a gain of $ 25,035 for the three months ended June 30, 2007 and a loss on marketable securities of $43,845 for the six months ended June 30, 2007. On February 27, 2007, we received a $23,000 refund from the put option. Of the amount received, $13,000 was an overpayment of the natural gas put option contract and the balance of $10,000 was due to the personal account of our Chief Executive Officer, Edward DeStefano and did not belong to us. As of June 30, 2007, these funds have been returned to Mr. DeStefano.

Interest income was $209,617 for the six months ended June 30, 2007 and $83,189 for the three months ended June 30, 2007, compared to $41,430 for the six months ended June 30, 2006, and $36,893 for the three months ended June 30, 2006. Interest income is earned on funds received in the note financings which have been temporarily invested pending the disbursement for which they were borrowed and from a certificate of deposit. Other income for the periods presented was from refunds.

In connection with the reverse merger with Vertica Software, Inc. in September 2004, we assumed the Company’s pre-merger liabilities which were recorded in our results of operations in 2004. The resolution of these liabilities through settlements with creditors and the expiration of the four-year statute of limitations on bringing such claims resulted in the release of the liabilities in the corresponding periods which increased income by $15,419, and 1,920, for the three months ended June 30, 2007 and the three months ended June 30, 2006, respectively and $30,838 and $11,531 for the six months ended June 30, 2007 and 2006, respectively.

Income taxes-

No federal income taxes have been paid since inception of the Company, due to our net operating loss carry forwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carry forwards, no provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.

Net Loss -

The Company had a net loss of $3,609,449 for the quarter ended June 30, 2007, as compared to a net gain of $426,405 for the quarter ended June 30, 2006, an increase in net loss of $4,035,854 from the prior period. The main reasons for the decrease in net loss were due to the $1,506,683 or 36% decrease in revenues during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006, an increase in total expenses of $468,164 or 14% during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006, and the $2,061,007 or 707% increase in other expenses during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.

The Company had a net loss of $5,765,515 for the six months ended June 30, 2007, compared to a net loss of $1,866,193 for the six months ended June 30, 2006, an increase in net loss of $3,899,322 or 209% from the prior period.  The main reasons for the increase in net loss were due to the $1,876,749 or 25% decrease in revenues during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, an increase in total expenses of $1,427,108 or 24% during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, and the $595,465  or 17% increase in other expenses during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents -

We believe our cash and cash equivalents balance of $4,059,261, plus restricted cash of $2,309,217, as of June 30, 2007, is sufficient to meet our working capital requirements at least throughout 2007. Since October 2006, we have been actively drilling exploratory oil wells. We believe that six of these wells will begin producing during 2007, of which there can be no assurance. It is anticipated that the cash flow from the additional capacity these wells will create, along with the positive cash flow from current operations and short term reliance by consumers for our products will provide, the cash flow required to meet our operating needs. Furthermore, we believe that the reduction of principal payments under the Convertible Note will have a favorable effect on our projected 2007 cash flows. We also plan to pursue attractive financing opportunities to enable us to pursue our oil and gas exploration and production program, including external growth through acquisition.

Total Assets -

We had total assets of $59,453,088 as of June 30, 2007, which included $8,501,258 of current assets, which total assets consisted of $4,059,261 of cash, $2,309,217 of restricted cash, $50,075 of certificate of deposit, $59,695 of marketable securities, $1,647,320 of accounts receivable, which includes $424,211 of amounts due from Laurus, $310,583 of inventory, and $65,107 of prepaid expenses and other; $126,329 of equipment, net of $60,502 of accumulated depreciation $50,725,388 of net oil and gas properties and deferred loan costs and other assets of $100,113.

Working capital -

At June 30, 2007, we had a working capital deficit of $18,705,535. Additionally, as of June 30, 2007, we had current liabilities of $27,206,793, which included $23,831,934 of current portion of notes payable and $1,625,094 in derivative liabilities which are subject to wide fluctuations from quarter-to-quarter. Our current assets of $8,501,258 at June 30, 2007, are substantially liquid. We believe these current assets are sufficient, together with our anticipated positive cash flows from operations in 2007 to enable us to meet our financial obligations until at least the end of fiscal 2007.

Liabilities -

Total liabilities as of June 30, 2007 were $68,893,524, and included current liabilities of $27,206,793; notes payable in connection with amounts loaned to us by Laurus, less current portion of $41,259,957; and an asset retirement obligation of $426,774.

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

Cash flows for the six months ended June 30th-

	2007	2006
Net cash (used in)/provided by
Operating activities	$(869,570)	$2,484,555
Investing activities	(4,334,979)	(35,940,407)
Financing activities	1,739,532	39,113,735
Increase/(decrease) in cash and cash equivalents	$(3,465,017)	$5,657,883

Operating activities -

Six months ended June 30, 2007:

Cash flows used by operating activities of $869,570 for the six months ended June 30, 2007, were mainly due to $5,765,515 of net loss, $437,280 of net change in fair value of derivative liabilities and $277,071 decrease in accounts payable, prepaid expenses and other offset by $4,276,813 of depreciation, depletion and amortization, $855,584 of accretion of discount on notes to interest expense, and $284,915 of decrease in accounts receivable.

Investing Activities -

Six months ended June 30, 2007:

Cash flows used in investing activities of $4,334,979 for the six months ended June 30, 2007, were primarily due to $3,231,584 of investment in drilling exploratory wells at Mustang Creek, $830,354 of capital expenditures on other oil and gas properties, and $253,592 of investment in unproved property.

Financing activities -

Six months ended June 30, 2007:

Cash flows from financing activities of $1,739,532 for the six months ended June 30, 2007 were due to $2,765,000 of restricted cash received from Laurus offset by $1,025,468 of payments made to reduce the balances due on our Restated and Amended Convertible Note and April 2006 Secured Term Note.

Outlook:

Our objective throughout fiscal 2007 and 2008 is to generate positive cash flows from operations to meet our working capital requirements and service our debt, namely the principal and interest payments under the Secured Convertible Note and the three Secured Term Notes.

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

We have plans to continue our redevelopment of our South Sargent Field, and also continue our drilling program in the Mustang Creek field area. Our goal for 2007 and 2008 is to increase reserves significantly. To achieve future production and reserve growth, we will continue to pursue acquisitions that meet our criteria and to complete development projects in our inventory of potential drilling locations. Our remaining 2007 development drilling budget is approximately $3,000,000, which has benefited from the approximately $2,765,000 of restricted cash which we received from Laurus in April 2007, pursuant to the terms of our December 2006 Secured Term Note with Laurus. While an acquisition budget has not been formalized, we plan to actively review additional acquisition opportunities during 2007 and 2008. We cannot ensure that we will be able to find properties that meet our acquisition criteria, that we can purchase such properties on acceptable terms, or secure the necessary funding to close additional acquisitions.

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

We are not in default of any of our lending agreements. We currently believe that we have sufficient funds to pay our debts and obligations as they come due; however, it is possible that we may seek bankruptcy protection in the future to seek protection from our creditors, of which there can be no assurance.

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

We raised $15,000,000 from the sale of a Secured Convertible Term Note to Laurus Master Fund, Ltd. ("Laurus"); $3,675 from Laurus' exercise of a portion of the Option; $9,500,000 from the sale of a separate Secured Term Note to Laurus in 2005; and $16,210,000 from the sale of a Secured Term Note in December 2006. Additionally, our wholly owned subsidiary, Gulf Coast Oil Corporation ("Gulf Coast") borrowed an aggregate of $45,000,000 from Laurus during the second quarter of 2006. However, approximately $61,401,097 of the aggregate of $85,713,675 which was borrowed from Laurus, was immediately used to purchase interests in the Wishbone field and interests in McMullen, County, Texas; pay closing costs and fees in connection with the various funding transactions; and to repay amounts previously owed. Additionally, in December 2006, we sold Laurus a Secured Term Note in the amount of $16,210,000, of which $10,000,000 was immediately used to repay the balance of the $5,000,000 Gulf Coast note, and a portion of the $40,000,000 Gulf Coast note (the "December 2006 Note"). As a result, as of June 30 2007, we had $4,059,261 of cash on hand and $2,309,217 in restricted cash.

We believe our cash on hand as of June 30, 2007, the approximately $2,765,000 of cash we received from our restricted account with Laurus in April 2007, pursuant to the terms of our December 2006 Secured Term Note, and the revenues which we expect to generate from the sale of oil and gas this year will allow us to pay our outstanding liabilities and continue our business operations for at least the next twelve months. However, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we provide any assurances that if found, that the oil and/or gas will be in commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability, and the amount of money we receive from the sale of oil and gas, we may need to raise additional capital substantially faster than twelve months, which we currently estimate such previously borrowed monies and monies we receive through the production of oil and gas will last. As such, we may need to raise additional capital much sooner than the twelve month estimate which our management currently feels is reasonable. We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note, later amended and replaced by the Restated Note and subsequent thereto the Second Restated Convertible Note, described below (the "Note"), which bears interest at the rate of 10.25% per year (as of August 14, 2007), which is subject to adjustment as described above under "Description of Business," and which is due and payable on June 30, 2008, and which $100,000 of principal is payable on the first day of each month beginning in March 2007 and ending on December 31, 2007, and $250,000 of principal is payable on the first day of each month beginning on January 1, 2008 and ending on June 30, 2008, at which time the remaining principal amount of the Note is due and payable. Additionally, on September 19, 2005, we sold Laurus a separate Secured Term Note (as amended and restated, the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, and is payable monthly in arrears through a payment to Laurus of the greater of (a) 80% of the production payments on our 7.5% working interest on the Lindholm-Hanson Gas Unit property purchased in September 2005; or (b) the monthly interest accrued there under. The Term Note is currently due on December 31, 2007.

Additionally, our wholly owned subsidiary, Gulf Coast, sold a Secured Term Note in the amount of $40,000,000, which note bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 10.25%, with the prime rate at 8.25% as of August 14, 2007) per year and which unpaid principal and unpaid accrued interest, if any, is due and payable on October 28, 2009, as well as a forty (40) month Secured Term Note in the amount of $5,000,000, which was later repaid with a portion of the December 2006 Note sold to Laurus in December 2006 (defined below).

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

While, we do have sufficient cash on hand to pay the September 1, 2007 payment of $100,000 of principal on the Note and the September 1, 2007 payment of $200,000 on the principal amount of the December 2006 Note, there can be no assurance that we will continue to have sufficient funds to pay any principal or interest on the Note or the December 2006 Note, or the Term Note or Gulf Coast note if such production payment is not sufficient to pay Laurus the required monthly amounts of principal when due. Also, we cannot make any assurances that we will have funds available to repay the full $15,000,000 remaining on the Note, the approximately $6,351,390 remaining on the Term Note (not including any accrued or unpaid interest, as of the filing of this Report), that we will have sufficient funds to repay the $16,210,000 December 2006 Note, and/or that Gulf Coast will have sufficient funds to repay the $40,000,000 note owed to Laurus if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described below. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into effect amortizing payments of principal, which we may not have sufficient funds to pay, and conversions) when due, the interest on or the principal amount of the Term Note or December 2006 Note when due and/or if Gulf Coast does not have sufficient funds to repay its outstanding note if not sufficiently repaid Laurus may, at its option, take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities") or it can declare 130% of the then outstanding principal amounts of the notes due and payable, plus any accrued and unpaid interest.

As of the filing of this report, we will need to raise or otherwise generate approximately $13,200,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our common stock) by June 30, 2008, $16,210,000 to repay the December 2006 Note by January 4, 2010, (not including any interest which is accruing or payments of principal), $6,351,391 to repay the Term Note (not including any interest which is accruing or payments of principal) and $32,103,986 to repay Gulf Coast's note (not including any interest which is accruing or payments of principal), if such notes are not repaid by production payments on certain of our properties, as described below, by December 31, 2007 and October 28, 2009, respectively. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE MAY FACE DELAYS AND/OR MAY BE PREVENTED FROM EXECUTING OUR CURRENTLY PLANNED DRILLING ACTIVITIES IF WE DO NOT RECEIVE THE REMAINDER OF APPROXIMATELY $2,309,217 IN CASH HELD IN A RESTRICTED ACCOUNT, WHICH LAURUS HAS SOLE DISCRETION IN RELEASING TO US.

We had restricted cash of $2,309,217 as of June 30, 2007, which cash was restricted by Laurus and held in a bank account for use by us in connection with future drilling operations. On April 24, 2007, $2,765,000 of restricted cash was released by Laurus for our second quarter capital project budget. Although Laurus has agreed to release $1,500,000 of the restricted cash every ninety (90) days after the closing date of the December 2006 Note (December 28, 2006), until such funds have been fully disbursed, we can provide no assurances that additional funds will be released to us in the future.  If we do not continue to receive the restricted cash which we currently require to continue our drilling operations, we may be forced to curtail or abandon some of our currently planned drilling activities.  If that were to happen, it may delay or prevent our discovery of new oil and gas reserves, if any, and may cause the value of our common stock to decline in value or become worthless.

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

As of August 14, 2007, we had 56,010,612 shares of common stock issued and outstanding. Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. As a result, as sequential conversions and sales take place, the price of our common stock may decline to the detriment of our then shareholders. All of the shares issuable upon conversion of the Note, Warrant, Option and December Option, may be sold without restriction once our Registration Statement is declared effective and the sale of these shares may adversely affect the market price of our common stock.

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

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates.  The Company files U.S. federal, and U.S. state tax returns.  For state tax returns the Company is generally no longer subject to tax examinations for years prior to 1996.

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

Additionally, we believe that the effectiveness of our disclosure controls and procedures will be aided by the fact that during the three months ended June 30, 2007, we engaged a new controller.

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

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Securities Purchase Agreement

2.1(1)	Agreement and Plan of Reorganization (without exhibits)

10.6(7)	Secured Convertible Term Note

10.7(8)	Amended and Restated Secured Convertible Note

10.8(7)	Common Stock Purchase Warrant

10.9(7)	Master Security Agreement

10.10(7)	Registration Rights Agreement

10.11(7)	Option Agreement

10.12(7)	Purchase and Sale Agreement (June 2005)

10.13(9)	Finder's Warrant

10.14(10)	Purchase and Sale Agreement (September 2005)

10.15(11)	September 2005 Securities Purchase Agreement

10.16(12)	Amended and Restated Secured Term Note

10.17(11)	September 2005 Reaffirmation and Ratification Agreement

10.18(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas

10.19(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas

10.20(11)	Mortgage, Deed of Trust, Security Agreement Financing Statement and Assignment of Production in Matagorda County, Texas

10.21(13)	Purchase and Sale Agreement dated November 1, 2005 and exhibits

10.22(13)	Amendment to Purchase and Sale Agreement dated November 2, 2005

10.23(13)	Amendment Agreement to June 2005 Securities Purchase Agreement

10.24(14)	Edward R. DeStefano Employment Agreement

10.25(31)	Edward R. DeStefano Amended Employment Agreement

10.26(15)	Second Amendment Agreement with Laurus

10.27(16)	Third Amendment Agreement

10.28(16)	December Option

10.29(16)	Settlement Agreement with William F. Mason

10.30(17)	Asset Purchase Agreement

10.31(17)	Securities Purchase Agreement (Gulf Coast and Laurus)

10.32(17)	Secured Term Note (Gulf Coast)

10.33(17)	Common Stock Purchase Warrant (Gulf Coast)

10.34(17)	Guaranty (New Century and Century)

10.35(17)	Guaranty (Gulf Coast)

10.36(17)	Stock Pledge Agreement (Gulf Coast)

10.37(17)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Atascosa County and McMullen County, Texas

10.38(17)	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.39(17)	Master Security Agreement

10.40(17)	Collateral Assignment

10.41(17)	Letter Agreement regarding Shareholder Agreement

10.42(17)	Reaffirmation, Ratification and Amendment Agreement

10.43(17)	Fourth Amendment Agreement with Laurus

10.44(26)	Fifth Amendment Agreement with Laurus

10.45(27)	June 2006 Asset Purchase Agreement

10.46(27)	June 2006 Securities Purchase Agreement (Gulf Coast and Laurus)

10.47(27)	June 2006 Secured Term Note (Gulf Coast)

10.48(27)	June 2006 Amended and Restated Term Note (Gulf Coast)

10.49(27)	June 2006 Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.50(27)	Collateral Assignment

10.51(27)	Reaffirmation and Ratification Agreement (Gulf Coast)

10.52(27)	Reaffirmation and Ratification Agreement (New Century and Century)

10.53(29)	Sixth Amendment Agreement

10.54(30)	Seventh Amendment Agreement

10.55(32)	Eighth Amendment Agreement

10.55(33)	Escrow Agreement in connection with the June 30, 2005 closing with Laurus

10.56(33)	Funds Disbursement Letter in connection with the June 30, 2005 closing with Laurus

10.57(34)	Securities Purchase Agreement - December 2006

10.58(34)	Second Amended and Restated Secured Term Note

10.59(34)	Second Amended and Restated Secured Term Convertible Note

10.60(34)	Secured Term Note - December 2006 10.61(34) Reaffirmation, Ratification and Amendment Agreement - December 2006

10.62(34)	Amended Guaranty (Gulf Coast Oil Corporation) - December 2006

10.63(34)	Master Security Agreement - December 2006

10.64(34)	Funds Disbursement Letter - December 2006

10.65(34)	Escrow Agreement - December 2006

10.66(35)	Agreement to Rescind the Eighth Amendment

10.67(37)	1st Amendment to Energy Capital Solutions Warrant

10.68(38)	Third Amended and Restated Term Note

10.69*	Agreement with Century Asset Corporation

16.1(18)	Letter from Randolph Scott and Company, Certified Public Accountants

16.2(19)	Letter from Malone and Bailey, PC, Certified Public Accountants

16.3(36)	Letter from Helin, Donovan, Trubee & Wilkinson, LLP

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(20)	Glossary of Oil and Gas Terms

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

(38) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on July 12, 2007, and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

We filed one report on Form 8-K during the period covered by this Quarterly Report on Form 10-QSB:

o	The Company filed a Report on Form 8-K on July 12, 2007, to report the Company’s entry into the Third Amended and Restated Secured Term Note with Laurus.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY ENERGY CORP.

Dated: August 20, 2007	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)