Form 10QSB
period 2007-09-30
New Century Energy Corp.
filed 2007-11-16
CIK 1079797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 15, 2007, the issuer had 56,010,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Transitional Small Business Disclosure Format:

Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW CENTURY ENERGY CORP.
CONSOLIDATED BALANCE SHEET
September 30, 2007
(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,279,889
Restricted cash	1,650,255
Certificate of deposit	50,075
Accounts receivable	1,236,549
Due from Laurus Master Fund, Ltd.	9,121
Inventory	372,578
Prepaid expenses and other	74,774
Total Current Assets	4,673,241

Office equipment, net of $72,515 accumulated depreciation	114,316

Oil and gas properties, using successful efforts accounting
Proved properties	61,285,458
Unproved properties	715,469
Wells and related equipment and facilities	7,147,716
69,148,643
Less accumulated depletion and impairment	(18,956,168)
Net oil and gas properties	50,192,475
Deferred loan costs and other assets, net	94,698
TOTAL ASSETS	$55,074,730

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$932,311
Accrued liabilities	692,295
Liabilities related to purchase of Vertica shell	13,004
Royalty payments due	129,199
Current portion of notes payable	23,282,434
Derivative liability for Laurus warrant	214,430
Derivative liability for Laurus stock option	360,017
Single compound embedded derivatives within convertible note	340,831
Derivative liability for Laurus December option	278,292
Total Current Liabilities	26,242,813

Notes payable, less current portion (net of unamortized
discount and loan costs of $2,030,864)	40,317,665
Asset retirement obligation	458,175
Total Liabilities	67,018,653

Commitments and Contingencies (see Note 12)	--

Stockholders' Deficit
Preferred stock, $.001 par, 20,000,000 shares authorized,
Series A convertible preferred shares, no shares
issued and outstanding	--
Series B convertible preferred shares, 2,000,000 shares
designated, none issued	--
Common stock, $.001 par value, 200,000,000 shares
authorized, 56,010,612 shares issued and outstanding	56,011
Additional paid in capital	9,952,743
Retained deficit	(21,952,677)
Total Stockholders' Deficit	(11,943,923)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,074,730

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
September 30, 2007 and 2006
(unaudited)

	Three months ended September 30 2007 2006		Nine months ended September 30 2007 2006
Revenues
Oil and gas sales	$3,365,410	$4,266,242	$8,923,576	$11,741,662
Gain on sale of assets	-	-	24,980	-
Gas operations consulting	14,507	-	30,031	-

Total Revenues	3,379,917	4,266,242	8,978,587	11,741,662

Expenses
Exploration	511,508	140,412	1,613,821	626,309
Lease operating	991,896	392,260	2,117,206	867,058
Production taxes	149,031	197,927	406,497	565,673
Depreciation, depletion
and amortization	2,075,046	2,953,290	6,351,859	6,797,462
General and administrative	308,851	309,794	858,995	1,022,120

Total expenses	4,036,332	3,993,683	11,348,378	9,878,622

Operating income (loss)	(656,415)	272,559	(2,369,791)	1,863,040

Other income (expense)

Net decrease in fair value of derivative liabilities	431,524	590,814	868,804	345,726
Gain/(loss) on natural gas put option	20,385	-	(23,460)	-
Interest and amortization of discount on debt	(2,343,799)	(2,373,696)	(7,029,828)	(5,636,976)
Write down of Vertica debt	15,418	34,417	46,256	45,948
Interest and other income	26,374	56,629	235,991	98,059
Other expenses, net	3,027	(2,018)	3,027	(3,284)

Total other income (expense)	(1,847,071)	(1,693,854)	(5,899,210)	(5,150,527)

Loss before income taxes	(2,503,486)	(1,421,295)	(8,269,001)	(3,287,487)
Income tax expense (benefit)	-	-	-	-

NET LOSS	$(2,503,486)	$(1,421,295)	$(8,269,001)	$(3,287,487)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.15)	$(0.06)

Weighted average common shares used in
basic and diluted loss per share	56,010,612	56,010,610	56,010,612	55,868,121

The accompanying notes are an integral part of these audited consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(unaudited)

	2007	2006

Cash flows from operating activities
Net loss	$(8,269,001)	$(3,287,487)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	6,351,859	6,797,462
Write down of liabilities on Vertica reverse merger	(46,256)	(45,948)
Stock for services	-	50,000
Amortization of deferred loan costs	19,059	100,095
Accretion of asset retirement obligation	66,989	18,485
Accretion of discount on notes to interest expense	1,298,206	1,236,916
Net decrease in fair value of derivative liabilities	(868,804)	(345,726)
Loss on natural gas put option	23,460	-
Interest earned on restricted cash	(136,997)	(1,054)
Settlement with former officer	-	(25,482)
Changes in working capital:
Accounts receivable	686,565	(56,943)
Inventory	(46,487)	(152,869)
Prepaid expenses and other	153,007	12,336
Accounts payable	101,220	(227,039)
Accrued liabilities	(278,080)	444,422
Royalty payments payable	(15,343)	-
Net cash provided by (used in) operating activities	(960,603)	4,517,168

Cash flows from investing activities
Acquisition of Mustang Creek assets (Notes 3 & 4)	-	(32,787,219)
Acquisition of Lindholm-Hanson gas unit
and wells, net of cash acquired (Note 7)	-	(1,530,874)
Capital expenditures on other oil and gas properties	(591,812)	(2,133,801)
Investment in unproved property	(502,109)	-
Investment in drilling exploratory wells at Mustang Creek	(4,751,728)	-
Decrease in drilling advances	62,628	259,947
Purchase of office equipment	-	(110,903)
Investment in marketable securities	4,463	(75,000)
Changes in other assets	2,000	(52,000)
Net cash used in investing activities	(5,776,558)	(36,429,850)

Cash flows from financing activities
Proceeds from Mustang Creek notes financing (Note 3 &4)	-	43,345,295
Payments to reduce long-term debt	(2,959,881)	(6,023,511)
Payments for deferred loan costs	-	(108,421)
Cash restricted for drilling program	3,452,653	-

Net cash provided by financing activities	492,772	37,213,363

Net (decrease) increase in cash	(6,244,389)	5,300,681

Cash and cash equivalents at beginning of the period	7,524,278	3,311,665

Cash and cash equivalents at end of the period	$1,279,889	$8,612,346

Supplemental cash flow information:
Interest paid	$(5,779,467)	$(4,299,930)

Income taxes paid	$--	$--

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

The financial information of New Century Energy Corp. (“New Century” or the “Company”) and its wholly owned subsidiaries, Century Resources, Inc. and Gulf Coast Oil Corporation (“Gulf Coast”- See Note 3), for the three and nine months ended September 30, 2007 and 2006, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform to the prior year’s consolidated financial statements to the current year presentation. These reclassifications had no effect on reported earnings. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

NOTE 2 - LIQUIDITY

The Company incurred a net loss of approximately $2.5 million in the third quarter of 2007 and for the nine months ended September 30, 2007, it reported a net loss of approximately $8.3 million.

On July 10, 2007, the Company extended the maturity date of the balloon payment under its $9.5 million Secured Term Note, which was approximately $6.4 million at September 30, 2007, from July 2007 to December 31, 2007.  The $15 million Secured Convertible Term Note has a balloon payment of $11.1 million due June 30, 2008.    The Secured Convertible Term Note and the Secured Term Note had a combined balance of $18,959,391 at September 30, 2007.

The Company’s aggregate indebtedness to its primary lender, Laurus Master Fund, Ltd. (“Laurus”), is secured by its oil and gas properties, which had a net present value (at 10% discount) of approximately $52 million as of December 31, 2006.  As of September 30, 2007, the Company’s aggregate indebtedness to its primary lender totaled approximately $57.3 million, plus the fair value of its derivative liabilities (approximately $1.2 million at September 30, 2007).  The remaining $8.3 million of aggregate indebtedness at September 30, 2007 has been assigned to various related parties of Laurus (see Note 5).

The Company has approximately $2.9 million in cash and cash equivalents at September 30, 2007, of which $1.7 million is restricted for use by its primary lender for its drilling program, reduction of its indebtedness to the primary lender or as specified by the lender. The Company had approximately $1.2 million in accounts receivable, including approximately $9,100 due from its primary lender, which can also be used to reduce its indebtedness or for other working capital requirements.

The Company has maintained a satisfactory credit relationship with the primary lender over the past 27 months, as it has made its principal and interest payments when due, or has successfully negotiated amendments to its various loan agreements providing more flexible terms if and when needed. The Company has successfully financed four of its five acquisitions with borrowings from this primary lender, with the remaining acquisition being a cash purchase. Accordingly, the Company believes it will be successful in meeting its working capital requirements through the end of 2007 and into the beginning of 2008, contingent upon the successful negotiation of a refinancing of both its $6.4 million December 2007 balloon payment under the Secured Term Note to a date beyond 2007 and its $11.1 million balloon payment under the Secured Convertible Term Note to a date beyond June 30, 2008.  However, there can be no assurance that successful refinancings will occur.

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

NOTE 3 - ACQUISITION OF MUSTANG CREEK I WELLS AND LEASES AND GULF COAST SECURED TERM NOTE

On April 28, 2006, the Company’s then newly formed wholly-owned subsidiary, Gulf Coast Oil Corporation, a Delaware corporation (“Gulf Coast”) entered into an Asset Purchase Agreement with Manti Resources, Inc., a Texas corporation, Manti Operating Company, a Texas corporation, and Manti Mustang Creek, Ltd., a Texas limited partnership.

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

At September 30, 2007, the Gulf Coast Note was classified as follows:

Gross amount	$31,069,088
Less : unamortized discount	(866,722)

Net amount	$30,202,366

The accretion of discount and deferred loan costs related to the Gulf Coast Note for the three months ended September 30, 2007 were $103,775 and $5,415, respectively.  For the nine months ended September 30, 2007, the accretion of the discount and deferred loan costs related to the Gulf Coast Note were $307,143 and $16,066, respectively.

From July to September 2007, Laurus notified New Century that it had assigned an aggregate of approximately $4,427,065 of the Gulf Coast Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the Gulf Coast Note would be affected by such assignments.

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

NOTE 5 - NEW CENTURY ENERGY NOTES PAYABLE

As of September 30, 2007, the Company’s aggregate indebtedness to its primary lender, Laurus, totaled approximately $57.3 million, plus the fair value of its derivative liabilities of approximately $1.2 million.  The remaining $8.3 million of aggregate indebtedness at September 30, 2007 has been assigned to various related parties of Laurus as detailed below.  Laurus has also acknowledged that none of our rights and obligations under notes which were assigned would be affected by such assignments.  From July to September 2007, Laurus notified us that it had made the following assignments of which $232,170 was repaid during the third quarter of 2007:

Second Amended And Restated Secured Term	$844,968
December 2006 Secured Term	3,242,597
Gulf Coast	4,427,065
Total assignments of notes payable	$8,514,630

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

Conversion	Convertible into 24,193,548 shares of Common Stock at a conversion price of $0.62 per share.

Warrant -	Purchase up to 7,258,065 shares of Common Stock at $0.80 per share.

Option -	Purchase up to 10,222,784 shares of our Common Stock for $0.001 per share (as amended).

December Option -	Purchase up to 5,061,392 shares of our Common Stock for $0.001 per share (as amended).

Registration Rights -
Granted Laurus registration rights to the shares convertible in connection with the Convertible Note and exercisable in connection with the Warrant and Option pursuant to a Registration Rights Agreement. (Such agreement has been subsequently amended, see below).

Restrictions
Laurus is restricted to owning not more than 9.99% of the outstanding common stock of the Company at any time. Shares issued in connection with the exercise of the Option can only be sold after the Secured Convertible Term Note is paid in full, and the Laurus Warrant is exercised. The December Option can only be exercised after the Secured Convertible Term Note is paid in full and the Laurus Warrant has been exercised.

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

On December 30, 2005, we entered into a Third Amendment Agreement ("Third Amendment") to create the Restated Convertible Note and a December Option. The December Option provides Laurus the right to purchase up to 5,061,392 shares of our common stock at $0.001 per share. Laurus agreed not to exercise any rights until: (a) payment in full of all of the obligations of the Company under the June 2005 Restated Note have been paid in full and (b) the exercise of the Warrant by Laurus. (See Note 6)

In December 2006, the Company entered into the Eighth Amendment Agreement (the "Eighth Amendment") with Laurus which amended the terms of our June 30, 2005 Common Stock Purchase Warrant ("Warrant") and June 30, 2005 and December 31, 2005 Options (the "Options") with Laurus, to add a cashless exercise feature, whereby Laurus may exercise the Warrant and/or Options and receive an amount of shares of our common stock equal to the number of shares exercised multiplied by the exercise price of the security divided by the Fair Market Value of our common stock (as defined in the Warrant and Options).

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

At September 30, 2007, the $12.6 million unpaid principal balance of the Second Amended and Restated Secured Convertible Term Note is a current liability and is comprised of:

Gross amount	$12,600,000
Less: unamortized discount	(983,862)
Net amount	$11,616,138

For the three months ended and nine months ended September 30, 2007, the accretion of discounts related to the Second Amended and Restated Secured Convertible Term Note was $318,916 and $931,991, respectively.

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

Amendments -
On March 30, 2006, we entered into the Amended and Restated Secured Term Note agreement with Laurus. The agreement extended the maturity date of the note from March 19, 2006 to January 2, 2007. It also provided for monthly amortizing payments equal to 80% of gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit.

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

At September 30, 2007 the unpaid balance of the Third Amended and Restated Secured Term was $6,351,391. The entire balance of this note is a current liability.

From July to September 2007, Laurus notified us that it had assigned approximately $844,968 of the Secured Term Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the note would be affected by such assignments.

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
		$16,210,000

Restricted Cash is held by Laurus as security for our obligations under the closing documents and is payable in $1,500,000 increments every ninety days, until the entire amount is disbursed, at Laurus’ sole discretion. At September 30, 2007, the remaining balance of the Restricted Cash is $1,650,255.

At September 30, 2007, the December 2006 Secured Term Note was comprised as follows:

Gross amount	$15,610,484
Less: unamortized discount	(180,280)
Net amount	$15,430,204

The accretion of discount costs related to the $16.2 million Secured Term note for the three and nine months ended September 30, 2007 was $19,931 and $59,072, respectively.

From July to September 2007, Laurus notified us that it had assigned approximately $3,242,597 of the December 2006 Secured Term Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the note would be affected by such assignments.

A recap of the Company’s Notes Payable as of September 30, 2007 follows:

Current portion:
Second Amended and Restated Secured Convertible	$12,600,000
Second Amended And Restated Secured Term	6,351,391
December 2006 Secured Term	2,400,000
Gulf Coast	1,931,043
Total current portion of notes payable	$23,282,434
Noncurrent portion:
December 2006 Secured Term	$13,210,484
Gulf Coast	29,138,045
Total noncurrent portion of notes payable	$42,348,529
Less: Unamortized discount	(2,030,864)

Notes payable, less current portion (net of unamortized discount)	$40,317,655

Interest and amortization of discount on debt expense for each of the three and nine month periods ended September 30th are as follows:

Three months ended September 30 2007 2006	Nine months ended September 30 2007 2006

Interest expense on notional balance	$ 1,896,410	$1,945,416	$5,713,211	$4,299,965
Accretion on notes discounts	442,622	420,071	1,298,206	1,064,129
Amortization of deferred loan costs	4,767	8,209	18,411	272,882
$2,343,799	$2,373,696	$7,029,828	$5,636,976

NOTE 6 - DERIVATIVE LIABILITIES

The following assumptions were used in the valuation of the derivative liabilities at September 30, 2007:

Probability-Weighted Expected Cash Flow Methodology -

Assumptions:
Single Compound Embedded Derivative within Convertible Note

Risk - free interest rate	4.05%

Prime rate	8.25%

Default status	5.00%
Increasing by 0.1% monthly

Alternative financing available and exercised	00.00%
(Exercised only if the market price is greater than $0.92)

Trading volume, gross monthly dollars	5.00%
Monthly increase

Annual growth rate of stock price	10.00%

Future projected short-term volatility	125.00%

Likelihood of subsequent stock issuance with less than original conversion price	5% - 10%

The determination of fair value includes significant estimates by management including volatility of the Company's common stock, interest rates and the probability of redemption of a future dilutive financing transaction among other items.

The anti-dilution protection value was estimated using the layered-discounted probability weighted cash flow model with a call option variable calculation.  The estimated probability of a dilutive financing transaction was based on the rationale that the Company does not currently plan to issue convertible debt in the future, and any refinancing of the existing convertible debt would be made from traditional (non-convertible) debt or equity financing.  Therefore, a small probability has been assigned to the reset provision at September 30, 2007, in the unlikely event the Company would be required to issue equity securities that would require a reset in the future.

The Convertible Note is potentially convertible into an unlimited number of common shares (as a result of a reset provision upon the Company issuing additional shares at less than the original conversion price), resulting in the Company no longer having the control to physically or net share settle existing non-employee options and warrants.  Thus, under Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," all non-employee stock options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

Black-Scholes Methodology:
Laurus
	Laurus	December	Laurus
Assumptions	Option	Option	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.89%	4.89%	4.23%
Volatility	125.00%	125.00%	125.00%
Expected term	20 years	20 years	4.75 years

FAIR VALUE OF DERIVATIVES

The fair value of the Company's derivative liabilities was comprised of the following as of September 30, 2007:

Laurus Warrant	$214,430
Laurus Stock Option	360,017
Single compound embedded derivative within Convertible Note	340,831
Laurus December Option	278,292
Total	$1,193,570

The decrease in fair value of the Company's derivative liabilities for the three and nine months ended September 30, 2007, and September 30, 2006 was as follows:

                                   3 Months ending                  9 Months ending
                                              September 30                       September 30
	2007	2006	2007	2006
Laurus Warrant	$144,128	$48,985	$193,052	$115,065
Laurus Stock Option	163,804	196,448	359,665	65,444
Single compound embedded derivative within Convertible Note	(3,027)	151,853	38,068	50,588
Laurus December Option	126,619	193,528	278,019	114,629
Decrease in fair value of derivative liabilities	$431,524	$590,814	$868,804	$345,726

The decrease in the fair value of the derivative liabilities (mark-to-market) during the third quarter of 2007 is primarily due to the decrease of our common stock from $0.08 at June 30, 2007 to $0.06 at September 30, 2007.  In addition, the net decrease of the fair value of the derivative liabilities (mark-to-market) of $590,814 for the three months ended September 30, 2006, is primarily due to the fluctuating, but mostly decreasing, price of the Company's common stock from $0.19 at June 30, 2006 to $0.16 at September 30, 2006. For the nine months ended September 30, 2007, the decrease in the fair value of the derivative liabilities is primarily due to the increasing volatility and decreasing price of our common stock from 100% and $0.17, respectively, at December 31, 2006 to 125% and $0.06 at September 30, 2007, respectively.  Changes in the fair value of the derivative liabilities have been recorded under Other Income (Expense) in the accompanying consolidated statements of operations.

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

New Century Energy Corp. is not in default and will not be in default under its current contractual obligations to register shares of its common stock pursuant to correspondence received from Laurus. In addition, New Century Energy Corp. will not incur liquidated damages in connection with any registration obligations at this time. It is acknowledged and agreed by Laurus, that in the event that Laurus sells all securities which have been registered on the registration statement, Laurus may require New Century Energy Corp. to file an additional registration statement (or statements) to register additional shares of common stock in the event that Laurus cannot rely on Rule 144(k) for the sale of shares issuable upon conversion of its Convertible Note, issuable upon exercise of its Warrant or Options. New Century Energy Corp. may incur significant penalties in the future, if it is unable to file additional Registration Statement(s), if required in the future, and/or if it is unable to gain effectiveness of such Registration Statement(s). The liquidated damages provision of the Registration Rights Agreement provides for a penalty of one and a half (1 ½%) per month of the outstanding balance of the Convertible Note for each month the Company is deemed to be in default under the Agreement. We believe, however, that the probability of making such liquidating payments is remote due to the market price of our stock; the likelihood that Laurus can rely on Rule 144(k), the quantity of shares already registered, and the positive financial relationship we maintain with our primary lender.

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

NOTE 8 - OTHER STOCKHOLDERS' DEFICIT

Common stock

On January 17, 2007, we filed an amended Registration statement with the SEC to register 6,108,501 shares of Common Stock. The shares represent a portion of the shares of common stock underlying the Laurus Warrant to purchase our shares of common stock at an exercise price of $0.80 per share pursuant to the terms of the Secured Convertible note (see Notes 5 and 6), as well as 250,000 shares of common stock currently held by Core Concepts, LLC. On February 12, 2007, the registration statement was declared effective by the SEC.

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

For the three months and nine months ended September 30, 2007, and the three months and nine months ended September  30, 2006, the impact of the derivatives and interest from the Convertible Note was antidilutive and therefore, basic and dilutive EPS were the same.

NEW CENTURY ENERGY CORP. STOCK PLANS

On October 9, 2007, at an annual meeting of stockholders of the Company, the Company’s majority shareholder, Edward R. DeStefano, also the Company’s sole officer and Director, ratified the Company’s 2007 Stock Incentive Plan and approved the cancellation of the Company’s previously adopted 2000 Stock Incentive Plan, 2002 Stock Incentive Plan and 2004 Stock Incentive Plan, without affecting any of the securities issued or granted pursuant to such plans.

The Company’s 2007 Stock Incentive Plan, which includes a total of up to ten million (10,000,000) shares or options provides an opportunity for any employee, officer, Director or consultant of the Company, except for instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company's securities, subject to any other limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company's success, and such other factors as the Board of Directors in its discretion shall deem relevant.

NOTE 9 - OTHER INCOME (EXPENSE)

For the three month periods ended September 30, 2007 and September 30, 2006, $15,418 and $34,417, respectively, has been released into other income, in connection with the reverse merger with Vertica in 2004. For the nine month periods ended September 30, 2007 and September 30, 2006, $46,256 and $45,948, respectively, has been released into other income, in connection with the reverse merger with Vertica in 2004.  The release is comprised of settlements with creditors, the expiration of the statutory four-year aging period, and the settlement agreement with prior Vertica employees regarding disputed back wages. As of September 30,  2007, liabilities related to the purchase of the Vertica shell were $13,004.

In February 2007, our company invested in a natural gas put option for 20,000 thousand British Thermal Units (“Mmbtu’s”) of gas.  The option was purchased for a "Strike Price" of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007.  The "Floating Price" is calculated approximately three days prior to the beginning of the determination period.  If the "Strike Price" is greater than the "Floating Price" for a period, then our company will receive an amount equal to the excess of the "Strike Price" over the "Floating Price" for each Mmbtu purchased.  This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and due to the decrease in the value of the put, the company has recognized a gain of $20,385 for the three months ended September 30, 2007 and a loss on marketable securities of $23,460 for the nine months ended September 30, 2007.

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

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards at September 30, 2007 because we cannot be certain of the future period recoverability of tax assets generated from any available net operating loss carryforwards. For the three months ended September 30, 2007, there were sufficient tax net operating loss carryforwards to more than offset taxable income for the period.

NOTE 11 - CONCENTRATIONS

Major Purchaser

In the three and nine months ended September 30,  2007, New Century‘s operated properties had two purchasers who accounted for 100% of crude oil sales and a different purchaser who accounted for 100% of sales of natural gas products. There was one purchaser who accounted for all crude oil sales of operated properties, as well as a different sole purchaser who purchased 100% of natural gas products of operated properties, in the third quarter of 2006. New Century’s non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2007 and 2006.

Predominance of Sales

For the three months ended September 30, 2007 and September 30, 2006, crude oil sales accounted for 70% and 59%, respectively, and sales of natural gas products accounted for 30% and 41%, respectively, of total revenue from oil and gas operations.  For the nine months ended September 30, 2007 and September 30, 2006, crude oil sales accounted for 68% and 37%, respectively, and sales of natural gas products accounted for 32% and 63%, respectively, of total revenue from oil and gas operations.

Primary Lender

From July to September 2007, Laurus notified us that it had assigned to various related parties of Laurus a portion of three of our four notes payable as detailed below.  Laurus has acknowledged that none of our rights and obligations under the notes which were assigned would be affected by such assignments.

Second Amended And Restated Secured Term	$844,968
December 2006 Secured Term	3,242,597
Gulf Coast	4,427,065
Total assignments of notes payable	$8,514,630

With the exception of assignments described above, the remainder of our outstanding notes payable totaling $57.3 million as of September 30, 2007 are due, on various dates during the next four years to Laurus Master Fund, Ltd.. (See Notes 2, 3 and 5).

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

NOTE 13 - RELATED PARTY TRANSACTION

On February 27, 2007, we received a $23,000 refund from the risk management company from whom we purchased a short term investment in early February. Of the amount received, $13,000 was an overpayment of a natural gas put option contract acquired by New Century Energy Corp. The balance of $10,000 was due to the personal account of our Chief Executive Officer, Mr. Edward DeStefano and did not belong to our Company.  On May 25, 2007, these funds were returned to Mr. Edward DeStefano.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. THESE AND OTHER UNCERTAINTIES RELATED TO OUR BUSINESS ARE DESCRIBED IN DETAIL IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON. REFERENCES TO "NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR" AS USED THROUGHOUT THIS FORM 10-QSB REFER TO NEW CENTURY ENERGY CORP. AND ITS WHOLLY OWNED SUBSIDIARIES, GULF COAST OIL CORPORATION AND CENTURY RESOURCES, INC. UNLESS OTHERWISE STATED, OR THE CONTEXT APPEARS OTHERWISE. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.

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

SECURED CONVERTIBLE NOTE

In connection with the Securities Purchase Agreement, we issued Laurus a three (3) year Secured Convertible Note in the amount of $15,000,000, which was subsequently replaced by an Amended and Restated Secured Convertible Term Note and a Second Amended and Restated Note (the "Convertible Term Note" or the "Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 9.5%, with the prime rate at 7.5% as of November 6, 2007, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, is due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note is payable monthly, in arrears, commencing on September 1, 2005. Additionally, if the Registration Statement covering the shares which the Note and Warrant are convertible into has been declared effective and our common stock has traded at least 25% above the "Fixed Conversion Rate," initially $0.62, which is subject to adjustment as described below, for the five trading days immediately preceding the date a monthly interest payment is due, then the Contract Rate is reduced by 1% for each incremental 25% increase in the market price of our common stock above the then applicable Fixed Conversion Rate (for example, if our common stock has traded at $0.93 for the five trading days preceding the due date of a monthly interest payment, which amount is 50% above the current Fixed Conversion Rate ($0.62), the Contract Rate will be reduced by an aggregate of two percentage points, one percentage point for each 25% increase that our common stock traded above the Fixed Conversion Rate); however, in no event shall the Contract Rate at any time be less than 0%.

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

OPTION AGREEMENT

At the Closing, and in connection with the Securities Purchase Agreement, we granted Laurus an option which vested immediately to purchase up to 10,222,784 shares of our common stock at an aggregate exercise price of approximately $10,223 (with a per share exercise price of $0.001). Laurus agreed under the Option not to sell any shares of common stock issuable upon exercise of the Option until: (a) payment in full of all of our obligations and liabilities to Laurus under the Securities Purchase Agreement, and (b) the exercise of the Warrant by Laurus; provided; however that Laurus may sell all or any portion of the common stock issuable upon the Option following an event of default (as defined in the Note, and described under the section titled "Secured Convertible Note," above).   Laurus' has also pledged under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing. On the day of the Closing, June 30, 2005, Laurus exercised a portion of the Option and received 3,675,000 shares of our common stock for an aggregate of $3,675, leaving an option to purchase 6,547,784 shares of our common stock for approximately $6,548.

Laurus is not able to exercise the Option, if such exercise shall cause it to hold in excess of 9.99% of our issued and outstanding common stock, unless they provide us 75 days written notice of their intent to hold more than 9.99% of our common stock, subject to the same limitation as in the Note and Warrant, as described above.

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

On January 17, 2007, we filed an amended Registration Statement with the Securities and Exchange Commission to register 6,108,501 shares of common stock. The shares represented a portion of the shares of common stock underlying the Laurus Warrant to purchase shares of our common stock at an exercise price of $0.80 per share as well as 250,000 shares of common stock held by Core Concepts, LLC. On February 12, 2007, the Registration Statement was declared effective by the Securities and Exchange Commission.

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

GULF COAST NOTE

In connection with the Purchase Agreement, Gulf Coast issued Laurus a three (3) year Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 9.5%, with the prime rate at 7.5% as of November 6, 2007) per year, and which at no time shall bear interest at less than 8% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009 (the "Maturity Date"). The interest on the Gulf Coast Note is payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the Gulf Coast Note are due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the Gulf Coast Note, interest on the Gulf Coast Note shall only be payable as a component of the Amortization Amount, unless such Amortization Amount is less than $150,000 for any month, as described below.

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

Each monthly Amortization Amount was equal to the product of (a) .875 (the “Amortizing Percentage”) and (b) eighty percent (80%) of the gross proceeds paid to Gulf Coast in respect of all oil, gas and/or other hydrocarbon production in which Gulf Coast has an interest less (i) the reasonable ordinary day to day expenses associated with Gulf Coast's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) Gulf Coast's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to Laurus' approval, which approval shall be provided in the exercise of Laurus' reasonable discretion based on such supporting documentation from Gulf Coast as Laurus shall request (the "Net Revenue"). Provided, however, that each Amortization Amount shall be equal to one hundred (100%) of Net Revenue, upon the occurrence and during the continuance of an Event of Default under the Gulf Coast Note as described below.  Additionally, since the repayment of the June 2006 Gulf Coast Note, as described below, the Amortizing Percentage was increased to 1.00.

In the event the Amortization Amount payable to Laurus during any month is less than $150,000, then Gulf Coast is required to make a cash payment to Laurus in an amount equal to the difference between $150,000 and the then applicable Amortization Amount.

Gulf Coast used $33,000,000 of the funds received through the sale of the Gulf Coast Note to purchase the Manti property as described below; $1,400,000, representing 3.5% of the Gulf Coast Note, to Laurus Capital Management, LLC ("LCM"), as a management fee, as well as an additional $24,705 in due diligence and documentation fees to LCM; $75,295 to Laurus' attorneys for legal and escrow agent fees; with the remaining $5,500,000 to be used by Gulf Coast for future drilling expenses, of which a significant portion of this amount has been used by Gulf Coast to date.

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

Pursuant to a Reaffirmation, Ratification and Amendment Agreement, simultaneously with Gulf Coast's receipt of accrued production revenue paid to Gulf Coast at the closing of the Asset Purchase Agreement, for the period from December 1, 2005, the effective date of the Asset Purchase Agreement, to May 1, 2006, we made a mandatory prepayment against the outstanding balance of our September 2005 Note in an amount equal to eighty percent (80%) of the net accrued production revenue or $2,565,386. We paid this amount to Laurus on May 1, 2006 as partial payment of the $9,500,000 September 30, 2005, Secured Term Note, as amended, which Secured Term Note had an approximate remaining balance of $7,034,614 as of May 1, 2006, not including any accrued or unpaid interest, and a remaining principal balance of $6,351,391 as of September 30, 2007.

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

The December 2006 Note bears interest at the prime rate plus 2% per annum until paid (which is subject to a floor of 8% per annum), which currently has an interest rate of 9.5% per annum, with the prime rate as of November 6, 2007 of 7.5% per annum. Interest due under the December 2006 Note is payable monthly in arrears beginning on February 1, 2007. The maturity date of the December 2006 Note is January 4, 2010. Amortizing payments are due pursuant to the December 2006 Note beginning on July 1, 2007, and the first business day of each month thereafter equal to $200,000. We have the right to prepay the December 2006 Note at any time without any prepayment penalty. If an Event of Default occurs under the December 2006 Note (as defined and described in the December 2006 Note), the December 2006 Note bears interest at the applicable interest rate then in affect plus an additional 2% per annum, and Laurus can declare 130% of the then entire outstanding amount of the December 2006 Note due and payable.

In connection with the sale of the December 2006 Note, we agreed to pay Laurus Capital Management, L.L.C., the manager of Laurus, a closing payment equal to $210,000. We also reimbursed Laurus for certain due diligence and document fees equal to $30,000. The use of proceeds for the December 2006 Note is described in greater detail below.

Recent Events

From July to September 2007, Laurus notified us that it had assigned approximately $3,242,597 of the December 2006 Secured Term Note to various related parties of Laurus, an aggregate of $844,968 of the Term Note to various related parties of Laurus, and an aggregate of approximately $4,427,065 of the Gulf Coast Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under notes which were assigned would be affected by such assignments.

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

Subsequent Events:

On October 9, 2007, at an annual meeting of stockholders of the Company, the Company’s majority shareholder, Edward R. DeStefano, also the Company’s sole officer and Director, ratified the election of himself as the Company’s sole Director, ratified the Company’s 2007 Stock Incentive Plan, approved the cancellation of the Company’s previously adopted 2000 Stock Incentive Plan, 2002 Stock Incentive Plan and 2004 Stock Incentive Plan, and ratified the appointment of PMB Helin Donovan, LLP, as the Company’s independent auditors for the fiscal year ended 2007.

The Company’s 2007 Stock Incentive Plan, which includes a total of up to ten million (10,000,000) shares or options provides an opportunity for any employee, officer, Director or consultant of the Company, except for instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company's securities, subject to any other limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company's success, and such other factors as the Board of Directors in its discretion shall deem relevant.

OIL AND GAS PROPERTIES

1.) OPERATED PROPERTIES:

The Company operates oil and gas properties in Texas under the name of Century Resources, Inc. a wholly owned subsidiary of the Company.  Century Resources, Inc. is a bonded operator with the Railroad Commission of Texas and its operator number is 141835. Of the properties we operate, our working interest ownership ranges from 80% in the Sargent South Field, to 100% in the San Miguel Creek, Mustang Creek, Prado, Soleberg and Tenna Fields.

SARGENT SOUTH FIELD- MATAGORDA COUNTY, TEXAS

The Company acquired 100% of the working interest in the Sargent South Field from Calpine Natural Gas (NYSE) and its partner, ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres. Currently, there are five (5) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with daily production in excess of approximately 700 MCF of gas per day, (“MCFGPD”) however, the Company can provide no assurance that the wells will continue to produce at this rate, if at all.

At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345 foot sand. One of the original producing wells acquired from Calpine, the Hamill #19 ceased flowing gas in May of 2004 after producing 615 MMCF of gas from the original completion at 3,917 foot. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. A workover was attempted in 2006 on the Hamill #19 at the 6,700 sand level, however this sand proved to be non-productive. The Hamill #19 is currently shut-in and nonproducing. During 2008, the Company may attempt a possible deepening outside of the casing.

A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, along with some recently purchased 2-D seismic lines. The final reprocessing work was completed in the third quarter of 2006. Interpretation of the data is underway and a result of this interpretation project is expected to be completed in the fourth quarter of 2007. New drilling locations have been identified on this lease for drilling in 2007 and 2008. The seismic and geological 3-D interpretation project process will be an ongoing process, over 2007 and 2008. When the results are obtained from any new wells drilled on this lease, the data from the new wells will be integrated into and used to update our ongoing interpretation project.

The Company has an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when work over operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; which depleted in August of 2008 after producing 146 MMCF of gas.  As of November 1, 2007, the Hamill #17 has been worked over and deepened inside casing to 5,700 feet.  New production has been established  in the Hamill #17 well from perforations in a stray sand at 5,630 feet.  The well is currently producing gas at the rate of   450 MCF per day on a 7/64 inch choke with at flowing tubing pressure of 1,900 pounds per square inch (“psi”).

During June 2005, work over operations commenced on the Hamill #14 well, which had also been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet.  The Hamill #14 went off production in April 2007 when the 4,230 foot sand depleted after producing 122 MMCF of gas.  The well was recompleted in August of 2007 in a new sand at a depth of 3,453 feet and is currently producing gas at the rate of approximately 100 MCF per day on an 8/64 inch choke with a flowing tubing pressure of 460 pounds per square inch.  Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, if and when the current completion at 3,453 feet depletes.

During August 2006, a third workover operation commenced on the Hamill #10 well after the well ceased producing gas during August 2006. Remedial operations commenced to clean out produced sand from the well bore and a sand control screen and gravel pack were installed in the well. Production was restored on September 5, 2006 in the 3,270 foot sand. Additional probable and proven reserves behind pipe gas sands have been identified in the Hamill #10 well for future recompletion attempts, when the current completion at 3,270 feet depletes. This well is currently producing at the rate of approximately 125 MCF per day on a 7/64 inch choke, with a flowing pressure of 400 psi.

During August 2005 work over operations commenced on the Hamill #2 well. This well was a marginal producer and we removed a number of cast iron bridge plugs set inside the well casing by previous operators. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. During the first quarter of 2006 the Hamill #2 well was shut in due to the formation sand entering the well bore. The well was cleaned out and gravel packed in March of 2006 and the well is currently producing at the rate of approximately 100 MCF per day on a 7/64 inch choke, with a flowing tubing pressure of  480 psi.

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

During August of 2006, re-entry operations commenced on-Hamill #1-R well, that was originally drilled by Gulf Oil Corporation (“Gulf”) to a depth of 16,200 feet in 1961 and subsequently plugged and abandoned by Gulf in June 1967. Recent operations included milling out and removing numerous cement and bridge plugs set in the well when it was originally abandoned by Gulf. The well has been cleaned out to a depth of 11,000 feet inside the existing 9-5/8” casing. Cased hole logs were run in the well in October of 2006 and the well is being evaluated for possible gas sands for testing and possible production. The first recompletion attempted in November of 2006, at a depth of 5,560 feet produced gas, but in non-commercial quantities. The Hamill #1-R well is currently temporarily abandoned and being evaluated for deepening outside of casing.

Compression was installed in the Sargent Field during July of 2006. Presently four producing wells are on compression, wells numbers 2, 10, 11 and 14.  On or about March 16, 2007, our working interest partner in the South Sargent field, Aquatic Cellulose International Corporation (“Aquatic”) executed a Partial Assignment of Oil and Gas Lease and Bill of Sale whereby Aquatic conveyed to Century Resources Inc., all of Aquatic’s rights, title and interest in Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition, Aquatic assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers Nos. 19 and 1-R. In return, we repaid Aquatic all deposits made toward the Hamill 1-R workover and released Hamill of all prior commitments made regarding that well.

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

MUSTANG CREEK FIELD AREA WELLS- McMULLEN AND ATASCOSA COUNTIES, TEXAS.

On April 28, 2006, the Company’s then newly formed wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast”), acquired the majority working interest and operations over developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. On June 30, 2006, Gulf Coast acquired the remainder of the working interest ownership from another group of owners, in this same group of leases and producing wells. As a result of the June 30, 2006 closing and recent drilling activity, Gulf Coast now owns a 100% working interest in 17 oil wells and one gas well and a 75% working interest in one additional oil well for a total of 19 wells. The effective date for ownership for both acquisitions was December 1, 2005. The following table summarizes Gulf Coast’s ownership in the producing wells as of November 1, 2007:

Schedule of Acquired and Recently Drilled Wells and Mineral Interests in Mustang Creek Area Wells as of November 1, 2007:

	WORKING	NET REVENUE
WELL NAME	INTEREST	INTEREST
1. HODDE #1	100%	0.7700%
2. DOUBLE K #2	100%	0.7700%
3. DOUBLE K #3 4. DOUBLE K #4 5. DOUBLE K #5	100% 100% 100%	0.7700% 0.7500% 0.7500%
6. KASSNER #1	100%	0.7700%
7. KASSNER #2	100%	0.7700%
8. TYLER RANCH UNIT WELL #1	100%	0.77375%
9. PEACOCK #1	100%	0.7700%
10. POWERS-SWAIM UNIT WELL #1	100%	0.7700%
11. SWAIM 33-2 12. SWAIM 58-1 13. SWAIM 58-2	100% 100% 100%	0.7500% 0.7550% 0.7500%
14. WHEELER #1	75%	0.4375%
15. POWERS-SWAIM UNIT WELL #1-R	100%	0.7500%
16. CAJUN CAPER UNIT #1	100%	0.75517154%
17. RABKE#2	100%	0.766250%
18. RABKE/MASPERO UNIT #1 19. RABKE/MASPERO UNIT #2	100% 100%	0.773750% 0.773750%

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

As of the beginning of the fourth quarter of 2007, we had identified approximately twenty-two (22) un-drilled seismic anomalies based on our ongoing 3-D seismic interpretation project. If we are successful in closing a new financing with our lender, we anticipate drilling an additional fourteen (14) wells in 2008, of which there can be no assurance.  From the commencement of our initial drilling program, through October 1, 2007, we had drilled eight (8) successful wells, the Swaim 58-2, Rabke #2 ,the  Rabke Maspero Unit #2, the Swaim 33-2, the Double K #4 and Double K #5 wells; the Power-Swaim Unit #1-R,  and  the Mahoney #2 well. We have also drilled six (6) dry holes, the Kassner #3 , the Rabke #1, the Swaim 58-3, the Swaim 60-1, the Double K /Swaim Unit #1, and the Henry/Kuykendal Unit #1 . In one dry hole the Swaim 60-1 we set casing to a depth of  5,800 feet and anticipate permitting this well for use as a salt water disposal well to handle produced water  from our  producing wells. In one new well, the Power Swaim Unit 1-R casing was set to 5,900 feet.  After further geological study we plan to re-drill the lower portion of this well to gain better structural position to obtain production.  In July 2006, the Tyler Ranch Well Unit #1, the only gas well in Mustang Creek field ceased producing, and as of the date of this filing, it remains shut in and non productive.

Status of Mustang Creek Field Prospects Drilled by Gulf Coast as of November 1, 2007:

PROSPECT /WELL NAME	STATUS
Double K #4 Double K #5 Double K/Swaim Unit #1 Kassner # 3	Producer Producer Dry hole Dry hole
Rabke Maspero Unit #2	Producer
Rabke #1	Dry hole
Rabke #2	Producer
Swaim Unit 58- #2	Producer
Swaim Unit 60- #1	Dry hole(converting to SWD)
Swaim 33- #2	Producer
Henry-Kuykendall Unit #1	Dry hole
Mahoney #2	Producer
Swaim 58-3	Dry hole
Power-Swaim Unit #1-R	To be deepened outside casing

During the first quarter of 2007, workover operations were completed on the Kassner #2 and  production was re-established in the Wright Sand at 5,800 feet. This well was non operating at the time it was purchased in 2006. As of November 15, 2007, current daily 8/8ths production from the Mustang Creek producing wells listed above was approximately 600 barrels of oil  per day (“BOPD”) from  seventeen (17) producing oil wells.

As of November 15, 2007 we have one (1) inactive oil well, the Power-Swaim Unit #1R waiting on  a workover rig for deepening outside of casing.

TENNA (HILLJE SAND) FIELD- WHARTON COUNTY, TEXAS

The Company acquired 100% of the working interest in three (3) wells in the Tenna field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet. A newer 3-D seismic survey has been shot over the field and the surrounding area and we are in discussions to acquire a portion of the survey to reprocess and interpret, of which there can be no assurance. There are mapped attic oil locations on our leases and we anticipate drilling a new well location the Brothers Cattle Company #5 well, in the first quarter of 2008, of which there can be no assurance.  The Brothers Cattle Company #5 well will be an up-dip structurally higher replacement well for the currently producing Bothers Cattle Company #3 well.  Also, in July of 2007 we completed a workover the Hillje Oil Unit #1 by cleaning out the well bore, removing and replacing the old down hole production screen, and replacing the submersible production pump and motor; however, commercial production has not been re-established in this well.

SOLEBERG WILCOX FIELD – GOLIAD COUNTY, TEXAS.

On December 5, 2006 but effective November 30, 2006, the Company executed an Oil, Gas and Mineral Lease with James Allen Lewis and Mildred M. Lewis covering 83.516 acres in the S.C. White Survey, Abstract 290, in Goliad County, Texas. . The Company also acquired an additional 300 acres in this area from two additional Lessors and is currently negotiating leases for an additional 450 acres of new leasehold, which the Company can provide no assurances will be purchased on favorable terms, if at all.

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

In April 2007, the Company commenced workover operations on the Lewis “A” No. 2 well and attempted to establish production in the First Austin Sand at 10,500 feet.  The well flowed gas in non-commercial quantities and is presently shut in.  Additional flow testing will commence in late November 2007, to help determine if commercial production may be established from the current completion.  If the current completion proves to be non-commercial, the Company plans to re-enter this well in the first quarter of 2008 and attempt to restore production from a deeper existing completion in the Second Austin sand that is currently isolated under a cast iron bridge plug.  The Company cannot assure that the additional well work will be performed in 2008, or if the well will be restored to production after any workover or testing is completed.

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

The field was discovered in 2004 after the successful drilling of the Lindholm-Hanson Gas Unit #1 Well, operated by U.S. Enercorp LTD of San Antonio, Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Lindholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 proppant. Initial producing rates after stimulation in a number of wells has exceeded 15,000 MCFGPD per well. As of September 30, 2007, there are ten (10) producing wells in the 640 acre unitized Lindholm-Hanson Gas Unit. Cumulative production in the field has been approximately 22 billion cubic feet of gas (Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

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

RECENT DEVELOPMENTS IN WISHBONE FIELD

The Lindholm-Hanson Gas Unit Well #1 was recompleted in December 2006 by plugging off the old perforations in the Wilcox House 3 Sand, and recompleting in the Wilcox House 2 sand with perforations at 12,310 to 12,324 feet. The new completion has not been acidized or frac treated, and is currently producing at a rate of 1,300 MCFGPD with a flowing tubing pressure of  1,250 psi.

Current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 at November 1, 2007:

WELL	STATUS	DAILY 8/8THS PRODUCTION (MCF)	15.2% WORKING INTEREST NET (MCF)
LH-Gas Unit #1	Producing	1,269	193
LH-Gas Unit #2	Producing	97	15
LH-Gas Unit #3	Producing	170	26
LH-Gas Unit #4-C	Producing	0	0
LH-Gas Unit #4-T	Producing	645	98
LH-Gas Unit #5	Producing	1,205	182
LH-Gas Unit #7	Shut-in	0	0
LH-Gas Unit #8	Shut-in	0	0
LH-Gas Unit #9	Producing	478	73
LH-Gas Unit #10	Producing	234	36
LH-Gas Unit #11	Producing	801	122
Lindholm Fee #1	Producing	61	7
Daily totals in MCF of Gas		4,960	752

PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS.

In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas ("JMI"). As of January 1, 2006, there were four (4) active wells on this lease and twenty (20) inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from the Company. In September of 2006, the Company re-purchased the remaining fifty percent (50%) working interest formerly owned by Aquatic Cellulose in the Prado Field for a cash payment of $300,000. The Company now owns 100% of the working interest in the Prado Field production.  We have finalized  a seismic and geological interpretation of the field and have identified re-completion potential and possible future drilling locations on Company owned acreage. A workover program  and well plugging program commenced in November 2007 and will continue into early 2008 on certain existing wells .

OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006.

	2007	2006
AVERAGE SALE PRICE OF OIL
(Per bbl.)	$73.34	$67.51

AVERAGE SALE PRICE OF GAS
(PER MCF)	$5.45	$5.41

GROSS 8/8THS GROSS OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

	2007	2006
	Barrels	Barrels

MUSTANG CREEK FIELD	44,130	56,389

SAN MIGUEL CREEK FIELD	3,225	2,998

TENNA FIELD	2,005	2,377

PRADO FIELD	488	0
THREE MONTH TOTALS	49,848	61,764

GROSS 8/8THS GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006.

	2007	2006

SARGENT SOUTH FIELD (MCF)	46,424	106,683

GROSS  8/8THS GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THE  THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006.

	2007	2006

WISHBONE FIELD-	414,001	1,084,952
LINDHOLM HANSON
GAS UNIT(MCF)

OIL AND GAS ACREAGE

In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's and subsidiary’s acreage position at September 30, 2007:

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

PRODUCTIVE WELLS

The following table sets forth our gross and net productive oil and natural gas wells at September 30, 2007:

	PRODUCING	OIL WELLS	PRODUCING	GAS WELLS
	GROSS	NET	GROSS	NET

Jim Hogg County, TX	2	2	0	0

Matagorda County, TX	0	0	5	4

McMullen County, TX	27	26.75	12	2.647

Wharton County, TX	2	2	0	0
TOTAL	31	30.75	17	6.647

DRILLING ACTIVITY:

The following table sets forth the results of our drilling activities over the three months ended September 30, 2007:

	OIL	WELLS	GAS	WELLS
	GROSS	NET	GROSS	NET

Exploratory Wells-Productive (1) (2)	2	2	0	0

Exploratory Wells-Non-productive (1) (3)	1	1	0	0

Development Wells	0	0	0	0
TOTAL	3	3	0	0

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the quarter ended September 30, 2007, we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek Field wells; and Flint Hill Resources, Inc., acquires the crude oil produced from our San Miguel Creek, Tenna Field and Prado Field oil wells. Three separate purchasers individually accounted for 100% of sales of natural gas products, Harvest Pipeline Company in the Company operated Sargent South gas field, and Magnus Energy Marketing, Ltd. on the Company operated Tyler Ranch Gas Unit well. (The Tyler Ranch Gas Unit ceased producing in July 2006 and our gas contract on this property has terminated due to non-production). Additionally, our non-operated properties had yet another purchaser, that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the quarter ended September 30, 2007.

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

OIL MARKETING

The quality of our crude oil varies by area as well as the corresponding price received. In our operated properties in the Mustang Creek and San Miguel Creek Fields in McMullen County, Texas, and the Tenna Field, in Wharton County, Texas; our oil production is primarily light sweet crude, which typically sells at or near NYMEX West Texas Intermediate ("WTI") prices adjusted for transportation costs by the purchaser.  Effective January 1, 2008, all of our crude oil to be sold from our Mustang Creek Field wells, will be indexed to the NYMEX spot price less fifty cents ($0.50) per barrel.

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

RESULTS OF OPERATIONS:

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 ANDSEPTEMBER 30, 2006 AND NINE MONTHS ENDED SEPTEMBER30, 2007 AND SEPTEMBER30, 2006:

Revenues -

Our revenues from oil and gas sales are summarized as follows for three months ended September 30, 2007 and 2006:

	September 30 2007	September 30 2006	Change	% Change
Oil sales	$2,891,374	$3,067,721	$(176,347)	(6)
Gas sales	474,036	1,198,521	(724,485)	(60)
Oil and gas	3,365,410	4,266,242	(900,832)	(21)
Oil and gas consulting	14,507	-	14,507	100
Total revenues	$3,379,917	$4,266,242	$(886,325)	(21)

Oil sales decreased  $176,347 or 6% for the third quarter of 2007, compared to the same quarter of 2006, primarily due to the natural decline of flowing oil wells in the Mustang Creek Field, well shut-in for workovers on certain of our wells, and wells which have been delayed in production pending pumping units to continue such production.

Gas sales decreased $724,485 or 60% for the third quarter of 2007, compared to the third quarter of 2006.  The decrease in gas sales was mainly due to the natural decline of production in the Wishbone Field gas wells and the depletion of the Tyler Ranch gas well in the Mustang Creek Field.

We also had $14,507 of gas operations consulting revenue for the three months ended September 30, 2007, compared to $0 of consulting revenues for the three months ended September 30, 2006, which revenues were in connection with the non-operator working interest partners for the Hamill Wells and the Lee Wheeler #1 well were charged an operating fee on a per well basis as provided in the joint agreement governing the properties which is reflected in oil and gas consulting revenue.

Revenues from oil and gas sales are summarized as follows for the nine months ended September 30, 2007 and 2006:

	September 30 2007	September 30 2006	Change	% Change
Oil sales	$6,659,176	$5,813,232	$845,944	15
Gas sales	2,264,400	5,928,430	(3,664,030)	(62)
Oil and gas	8,923,576	11,741,662	(2,818,086)	(24)
Gain on sale of assets	24,980	-	24,980	100
Oil and gas consulting	30,031	-	30,031	100
Total revenues	8,978,587	11,741,662	(2,763,075)	(24)

Oil sales increased $845,944 or 15% for the nine months ended September 30, 2007, compared to the same period 2006, primarily due to higher prices and higher production in the San Miguel Field during the first quarter of 2007, which in turn caused sales for the nine months ended September 30, 2007, to increase. This income was mainly offset by wells shut-in in Mustang Creek for workovers and repairs in the third quarter.

Gas sales decreased $3,664,030 or 62% for the nine months ended September 30, 2007, compared to the same period of 2006.  The decrease in gas sales was mainly due to the natural decline in production in the Wishbone Field gas wells and the loss of production from the Tyler Ranch gas well in the Mustang Creek Field that ceased producing in July of 2006 and did not produce during in the first six months of 2007.  Also, wells in the Sargent South Field were shut-in  during the third quarter of 2007, for workovers and recompletions, which additionally attributed to the decrease in sales for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

We also had $30,031 of gas operations consulting revenue for the three months ended September 30, 2007, compared to $0 of consulting revenues for the three months ended September 30, 2006, which revenues were in connection with the non-operator working interest partners for the Hamill Wells and the Lee Wheeler #1 well were charged an operating fee on a per well basis as provided in the joint agreement governing the properties which is reflected in oil and gas consulting revenue.

Expenses-

Our expenses for the three months ended September 30, 2007 increased $42,649 or 1% when compared to the same three months of the prior year. Details of the change follow.

	2007	2006	Change	% Change

Exploration	$511,508	$140,412	$371,096	264
Lease operating expenses	991,896	392,260	599,636	153
Production taxes	149,031	197,927	(48,896)	(25)
Depreciation, depletion and amortization	2,075,046	2,953,290	(878,244)	(30)
General and administrative expenses	308,851	309,794	(943)	0
Total expenses	$4,036,332	$3,993,683	$42,649	1

The increase of $371,096 or 264% in exploration expenses in the three months ended September 30, 2007, when compared with the same period of 2006, is due primarily to expenses associated with the drilling of a dry hole in McMullen County at a cost of approximately $281,000 and the purchase of seismic data for approximately $140,000.

The $599,636 or 153% increase in lease operating expenses for the three months ended September 30, 2007, compared to the same period in 2006 was due to the numerous workovers, recompletions  and  additional producing wells in the third quarter of 2007, which expenses were not present during the three months ended September 30, 2006.

The $48,896 or 25% decrease in production taxes for the three months ended September 30, 2007, compared to the prior year’s period was due to decrease in production resulting in a decrease of sales.

Our expenses for the nine months ended September 30, 2007 increased $1,469,756 or 15% when compared to the same nine months of the prior year. Details of the change follow.

	2007	2006	Change	% Change

Exploration	$1,613,821	$626,309	$987,512	158
Lease operating expenses	2,117,206	867,058	1,250,148	144
Production taxes	406,497	565,673	(159,176)	(28)
Depreciation, depletion and amortization	6,351,859	6,797,462	(445,603)	(7)
General and administrative expenses	858,995	1,022,120	(163,125)	(16)
Total expenses	$11,348,378	$9,878,622	$1,469,756	15%

The increase of $987,512 or 158% in exploration expenses in the nine months ended September 30, 2007, when compared with the same period of 2006, is due primarily to expenses associated with the drilling of five dry holes in McMullen County, Texas.

The $1,250,148 or 144% increase in lease operating expenses for the nine months ended September 30, 2007, compared to the same period in 2006 was due to the addition of producing wells from the Mustang Creek acquisition in May 2006, which expenses were not present during the first part of the three months ended June 30, 2006, but were present during the entire nine months ended September 30, 2007, and the numerous workovers and recompletions  in the third quarter.

The $159,176 or 28% decrease in production taxes for the nine months ended September 30, 2007, compared to the prior year’s period was due to decreases in production resulting in a decrease of sales and subsequently decreased production taxes.

The $445,603 or 7% decrease in depreciation, depletion and amortization expenses for the nine months ended September 30, 2007, compared to the prior year’s period was due to the decreased production over the same period.

The $163,125 or 16% decrease in general and administrative expenses for the nine months ended September 30, 2007, compared to the prior year’s period was due to decreased accounting and auditing fees in connection with our periodic filings.  During the nine months ended September 30, 2006, we filed amendments to various Form 8-Ks for all of the Lindholm-Hanson and Mustang Creek acquisitions and our Form SB-2 Registration Statement, and amendments thereto, which caused legal and accounting expenses to be higher during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2007.

Other Income (Expense) -

Other income (expense) consisted of the following for the three months ended September 30, 2007 and 2006:

	2007	2006	Change	% Change
Interest and amortization of discount on debt	$(2,343,799)	$(2,373,696)	$29,897	1
Net decrease in fair value of derivative liabilities	431,524	590,814	(159,290)	(27)
Gain on natural gas put option	20,385	-	20,385	100
Write down of Vertica debt	15,418	34,417	(18,999)	(55)
Interest and other income	26,374	56,629	(30,255)	(53)
Other expenses, net	3,027	(2,018)	5,045	250
Total other income (expense)	$(1,847,071)	$(1,693,854)	$(153,217)	(9)

Other income (expense) consisted of the following for the nine months ended September 30, 2007 and 2006:

	2007	2006	Change	% Change
Interest and amortization of discount on debt	$(7,029,828)	$(5,636,976)	$(1,392,852)	(25)
Net decrease in fair value of derivative liabilities	868,804	345,726	523,078	151
Loss on natural gas put option	(23,460)	-	(23,460)	(100)
Write down of Vertica debt	46,256	45,948	308	1
Interest and other income	235,991	98,059	137,932	141
Other expenses, net	3,027	(3,284)	6,311	192
Total other income (expense)	$(5,899,210)	$(5,150,527)	$(748,683)	(15)

Interest and amortization of discount on debt for each of the three months ended September 30, 2007 and 2006 can be broken down as follows:

	2007	2006
Interest expense on notional balance	$1,896,410	$1,945,415
Accretion of notes discounts	442,622	420,071
Amortization of deferred loan costs	4,767	8,209
	$2,343,799	$2,373,696

Interest and amortization of discount on debt for each of the nine months ended September 30, 2007 and 2006 can be broken down as follows:

	2007	2006
Interest expense on notional balance	$5,713,211	$4,299,965
Accretion of notes discounts	1,298,206	1,064,129
Amortization of deferred loan costs	18,411	272,882
	$7,029,828	$5,636,976

The interest on notional balances during the nine months ended September 30, 2007 and 2006 represents the stated interest on the Restated and Amended Convertible Note and the two Secured Term Notes held by us and the Secured Term Note held by Gulf Coast Oil Corporation (which notes are described in greater detail in Notes 3, 4 and 5 above), our wholly owned subsidiary. The increase of $1,413,246 or 33% in interest on notional balances is due to higher interest expense as a result of nine months of interest expense on the Gulf Coast Note for the nine months ended September 30, 2007, compared to only five months of interest expense during the nine months ended September 30, 2006. The Company’s debt balance was $65.6 million at September 30, 2007 versus $63.5 million at September 30, 2006.

The accretion of notes discounts for the nine months ended September 30, 2007 refers to the accretion of the unamortized discount on the Second Amended and Restated Secured Convertible Note and the December 2006 Secured Term Note held by us and the Gulf Coast Note held by Gulf Coast Oil Corporation, our wholly owned subsidiary, using the effective interest method. Each discount is amortized over the original life of the note. The amount of accretion of note discount for the nine months ended September 30, 2006 included the accretion of note discount on the Second Amended and Restated Secured Convertible Note for all nine months and the Gulf Coast Note for six months, whereas the calculation for the nine months ended September 30, 2007, included all of the notes described above for the entire period.

Deferred loan costs for the nine months ended September 30, 2007 were comprised of fees (i.e. escrow fees, legal fees, etc.) paid to non-lenders in connection with the December 2006 Secured Term Note and Gulf Coast Note. Such costs are capitalized as deferred loan costs and amortized over the respective life of the related note. The amortization of deferred loan costs for the nine months ended September 30, 2006 are for similar costs incurred related to the Secured Term Note, Second Amended and Restated Secured Convertible Note and the Gulf Coast Note.

The Convertible Note for the first acquisition of the L-H Gas Unit in June 2005, comprised freestanding derivatives of warrants and options issued to the lender (the Warrant and Option, described in greater detail above), and embedded derivatives relating to a conversion feature, a contract rate adjustment and an optional redemption provision (the Convertible Note, as described above) which were bundled together into a single compound embedded derivative for financial accounting purposes. On December 30, 2005, we executed a Third Amendment to the Convertible Note, whereby additional options were granted to Laurus (the December Option, as described above) as consideration for extending the date we were required to have our registration statement filed and declared effective with the SEC, pursuant to the Registration Rights Agreement, as described in greater detail above. These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our consolidated statements of operations. For each of the nine months ended September 30, 2007 and 2006, our increase (decrease) in income, by derivative was as follows:

	2007	2006

Laurus Warrant	$193,052	$114,629
Laurus Stock Option	359,665	65,444
Single compound embedded derivative within Convertible Note	38,068	115,065
Laurus December Option	278,019	50,588
Change in fair value of derivative liabilities	$868,804	$345,726

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

In February 2007, our Company invested in a natural gas put option as a hedge for 20,000 Mmbtu’s of gas against the potential drop in our selling price. The option was purchased for a “Strike Price” of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007. The “Floating Price” is calculated approximately three days prior to the beginning of the determination period. If the “Strike Price” is greater than the “Floating Price” for a period, then our Company will receive an amount equal to the excess of the “Strike Price” over the “Floating Price” for each Mmbtu purchased. This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and due to the decrease in the value of the put, the Company recognized a gain of $20,385 for the three months ended September 30, 2007 and a loss on marketable securities of $23,460 for the nine months ended September 30, 2007.

Interest income was $235,991 for the nine months ended September 30, 2007 and $26,374 for the three months ended September 30, 2007, compared to $98,059 for the nine months ended September 30, 2006, and $56,629 for the three months ended September 30, 2006. Interest income is earned on funds received in the note financings which have been temporarily invested pending the disbursement for which they were borrowed and from a certificate of deposit. Other income for the periods presented was from refunds.

In connection with the reverse merger with Vertica Software, Inc. in September 2004, we assumed the Company’s pre-merger liabilities which were recorded in our results of operations in 2004. The resolution of these liabilities through settlements with creditors and the expiration of the four-year statute of limitations on bringing such claims resulted in the release of the liabilities in the corresponding periods which increased income by $15,418, and $34,417, for the three months ended September 30, 2007 and the three months ended September 30, 2006, respectively and $46,256 and $45,948 for the nine months ended September 30, 2007 and 2006, respectively.

Income taxes-

No federal income taxes have been paid since inception of the Company, due to our net operating loss carry forwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carry forwards, no provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.

Net Loss -

The Company had a net loss of $2,503,486 for the quarter ended September 30, 2007, as compared to a net loss of $1,421,295 for the quarter ended September 30, 2006, an increase in net loss of $1,082,191 from the prior period. The main reasons for the increase in net loss were due to the $886,325 or 21% decrease in revenues during the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, an increase in total expenses of $42,649 or 1% during the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, and the $153,217 or 9% increase in other expenses during the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.

The Company had a net loss of $8,269,001 for the nine months ended September 30, 2007, compared to a net loss of $3,287,487 for the nine months ended September 30, 2006, an increase in net loss of $4,981,514 or 152% from the prior period.  The main reasons for the increase in net loss were due to the $2,763,075 or 24% decrease in revenues during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, an increase in total expenses of $1,469, 756 or 15% during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, and the $748,683  or 15% increase in other expenses during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents -

We believe our cash and cash equivalents balance of $1,279,889, plus restricted cash of $1,650,255, as of September 30, 2007, is not sufficient to meet our working capital requirements for the next twelve months, therefore, we are in negotiations with our lender to provide additional working capital. We anticipate receiving such funds before the end of 2007, but provide no assurance that such funding will be received by the end of 2007 or at all.  Assuming we are successful in obtaining such financing, we believe we will have sufficient funds to meet our capital requirements through 2008 and beyond.  We have been actively drilling exploratory oil wells of which a number have been successful and are now producing.   It is anticipated that the cash flow from the additional capacity these wells will create, along with our current oil and gas revenues, will provide the additional cash flow required to meet our operating needs. Furthermore, we believe that the reduction of principal payments under the Convertible Note will have a favorable effect on our projected 2007 and 2008 cash flows.

Total Assets -

We had total assets of $55,074,730 as of September 30, 2007, which included $4,673,241 of current assets, which total assets consisted of $1,279,889 of cash, $1,650,255 of restricted cash, $50,075 of certificate of deposit, $1,236,549 of accounts receivable, $9,121 of amounts due from Laurus, $372,578 of inventory, and $74,774 of prepaid expenses and other; $114,316 of equipment, net of $72,515 of accumulated depreciation $50,192,475 of net oil and gas properties and deferred loan costs and other assets, net, of $94,698.

Working capital -

At September 30, 2007, we had a working capital deficit of $21,569,572. Additionally, as of September 30, 2007, we had current liabilities of $26,242,813, which included $23,282,434 of current portion of notes payable and $1,193,570 in derivative liabilities which are subject to wide fluctuations from quarter-to-quarter, $932,311 of accounts payable, $692,295 of accrued liabilities, $13,004 of liabilities related to Vertica Shell and $129,199 of royalty payments due. Our current assets of $4,673,241 at September 30, 2007, were substantially liquid. We believe these current assets are sufficient, together with our anticipated positive cash flows from operations in 2007 and anticipated renegotiation of the maturity date of the approximately $6.4 million balloon payment in December 2007 on the Secured Term Note, to enable us to meet our financial obligations until at least the end of fiscal 2007.  In addition, although there can be no assurance, the Company believes it will be successful in renegotiating the maturity dates of the Secured Convertible Term Note and the Secured Term Note, which had a combined balance of $18,951,391 at September 30, 2007.

Liabilities -

Total liabilities as of September 30, 2007 were $67,018,653, and included current liabilities of $26,242,813, the long-term portion of notes payable in connection with amounts loaned to us by Laurus, a portion of which has been assigned to various parties related to Laurus, totaling $40,317,665, net of unamortized discounts of $2,030,864, and an asset retirement obligation of $458,175.

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

Cash flows for the nine months ended September 30th-

	2007	2006
Net cash (used in)/provided by
Operating activities	$(960,603)	$4,517,168
Investing activities	(5,776,558)	(36,429,850)
Financing activities	492,772	37,213,363
Increase/(decrease) in cash and cash equivalents	$(6,244,389)	$5,300,681

Operating activities -

Nine months ended September 30, 2007:

Cash flows used by operating activities of $960,603 for the nine months ended September 30, 2007, were mainly due to $8,269,001 of net loss, $868,804 of net change in fair value of derivative liabilities and $278,080 of accrued liabilities offset by $6,351,859 of depreciation, depletion and amortization, $1,298,206 of accretion of discount on notes to interest expense, and $686,565 of decrease in accounts receivable.

Investing Activities -

Nine months ended September 30, 2007:

Cash flows used in investing activities of $5,776,558 for the nine months ended September 30, 2007, were primarily due to $4,751,728 of investment in drilling exploratory wells at Mustang Creek, $591,812 of capital expenditures on other oil and gas properties, and $502,109 of investment in unproved property.

Financing activities -

Nine months ended September 30, 2007:

Cash flows provided by financing activities of $492,772 for the nine months ended September 30, 2007 were due to $3,452,653 of proceeds received from restricted cash, offset by $2,959,881 of payments made to reduce the principal balances due on our Second Amended and Restated Secured Convertible Note, December 2006 Secured Term Note and the Gulf Coast Note.

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

Our growth and continued operations could be impaired by limitations on our access to the capital markets. We and Gulf Coast are currently in discussions to raise additional financing through the sale of debt to Laurus and/or various other parties associated with Laurus to drill wells on and conduct development activities on the properties held by Gulf Coast and to repay interest on the Gulf Coast Note; however, we may not finalize these discussions and may not raise any additional capital.

Additionally, in the event that we do not generate the amount of revenues from our oil and gas properties which we anticipate, and/or we decide to purchase additional oil and gas properties and are required to raise additional financing, we may be forced to scale back our operations which would have a material adverse impact upon our ability to pursue our business plan. We have no commitments from officers, directors or affiliates to provide funding. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock. In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

We are not in default of any of our lending agreements. We believe our cash and cash equivalents balance of $1,279,889, plus restricted cash of $1,650,255, as of September 30, 2007, is not sufficient to meet our working capital requirements for the next twelve months, therefore, we are in negotiations with our lender to provide additional working capital. We anticipate receiving such funds before the end of 2007, but provide no assurance that such funding will be received by the end of 2007 or at all.  We currently believe that with the additional funding from our primary lender, we will have sufficient funds to pay our debts and obligations as they come due.

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

We raised $15,000,000 from the sale of a Secured Convertible Term Note to Laurus Master Fund, Ltd. ("Laurus"); $3,675 from Laurus' exercise of a portion of the Option; $9,500,000 from the sale of a separate Secured Term Note to Laurus in 2005; and $16,210,000 from the sale of a Secured Term Note in December 2006. Additionally, our wholly owned subsidiary, Gulf Coast Oil Corporation ("Gulf Coast") borrowed an aggregate of $45,000,000 from Laurus during the second quarter of 2006. However, approximately $61,401,097 of the aggregate of $85,713,675 which was borrowed from Laurus, was immediately used to purchase interests in the Wishbone field and interests in McMullen, County, Texas; pay closing costs and fees in connection with the various funding transactions; and to repay amounts previously owed. Additionally, in December 2006, we sold Laurus a Secured Term Note in the amount of $16,210,000, of which $10,000,000 was immediately used to repay the balance of the $5,000,000 Gulf Coast note, and a portion of the $40,000,000 Gulf Coast note (the "December 2006 Note"). As a result, as of September 30 2007, we had $1,279,889 of cash on hand and $1,650,255 in restricted cash.

We believe our cash and cash equivalents balance of $1,279,889, plus restricted cash of $1,650,255, as of September 30, 2007, is not sufficient to meet our working capital requirements for the next twelve months, therefore, we are in negotiations with our lender to provide additional working capital. We anticipate receiving such funds before the end of 2007, but provide no assurance that such funding will be received by the end of 2007 or at all.  Additionally, as described below, the price of oil and gas is extremely volatile, we cannot be sure that we will find any additional quantities of oil and/or gas, nor can we provide any assurances that if found, that the oil and/or gas will be in commercial quantities, that we will be able to extract it from the ground, that we will not face liability in connection with our extraction efforts, and/or that we will be able to generate the revenues we expect from the sale of our oil and gas. Additionally, we may choose to spend additional monies on the purchases of oil and gas properties in the future. Depending on the decisions of our management, the volatility of the prices of oil and/or gas, our exploration activities, and/or potential liability in connection with our oil and gas operations (as described in greater detail below), and the amount of money we receive from the sale of oil and gas, we may need to raise additional capital substantially faster than anticipated, and/or may need to raise capital in addition to the funds we hope to raise from our primary lender during the fourth quarter of 2007.  We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

WE MAY CHOOSE TO GO PRIVATE IN THE FUTURE AND/OR CEASE OUR PUBLIC FILINGS, WHICH COULD CAUSE YOU TO LOSE ALL LIQUIDITY IN YOUR INVESTMENT, AND/OR COULD CAUSE ANY INVESTMENT IN THE COMPANY TO BECOME WORTHLESS.

We are currently reviewing our options regarding potentially taking the Company private through a merger transaction, a tender offer, a reverse merger with a separate company, or otherwise. Additionally, the Company may file a Form 15 in the future, which if approved by the Commission, will suspend its periodic and current report filing obligations with the Commission. In the event that our management decides to take the Company private, any investors in the Company could be forced to be bought out or receive shares of a separate company in return for their shares of the Company, or in the event of a reverse merger, could own shares in a company with operations which may be completely different, more risky and have less assets and/or revenues than the Company. The shares received in a merger transaction, if any, may not have an equivalent value to their shares of the Company, and/or may have diminished liquidity. In the event that we decide to go private and/or file a Form 15 to suspend our reporting obligations with the Commission, any investment in the Company could be lost, exchanged for shares of a separate company, which may have a lesser value than our shares, and/or may have no value or liquidity.

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note, later amended and replaced by the Restated Note and subsequent thereto the Second Restated Convertible Note, described below (the "Note"), which bears interest at the rate of 9.5% per year (as of November 6, 2007), which is subject to adjustment as described above under "Description of Business," and which is due and payable on June 30, 2008, and which $100,000 of principal is payable on the first day of each month beginning in March 2007 and ending on December 31, 2007, and $250,000 of principal is payable on the first day of each month beginning on January 1, 2008 and ending on June 30, 2008, at which time the remaining $11.1 million principal amount of the Note is due and payable. Additionally, on September 19, 2005, we sold Laurus a separate Secured Term Note (as amended and restated, the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, and is payable monthly in arrears through a payment to Laurus of the greater of (a) 80% of the production payments on our 7.5% working interest on the Lindholm-Hanson Gas Unit property purchased in September 2005; or (b) the monthly interest accrued there under. The Term Note is currently due on December 31, 2007.

Additionally, our wholly owned subsidiary, Gulf Coast, sold a Secured Term Note in the amount of $40,000,000, which note bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 9.5%, with the prime rate at 7.5% as of November 6, 2007) per year and which unpaid principal and unpaid accrued interest, if any, is due and payable on October 28, 2009, as well as a forty (40) month Secured Term Note in the amount of $5,000,000, which was later repaid with a portion of the December 2006 Note sold to Laurus in December 2006 (defined below).

In December 2006, we sold Laurus a Secured Term Note in the amount of $16,210,000, of which $10,000,000 was immediately used to repay the balance of the $5,000,000 Gulf Coast note, and a portion of the $40,000,000 Gulf Coast note (the "December 2006 Note"). The December 2006 Note bears interest at the rate of the Prime Rate plus 2%, until paid, currently equal to 9.5% per annum, and is due and payable on January 4, 2010. Amortizing payments are due under the December 2006 Note in the amount of $200,000 on the first day of each month beginning on July 1, 2007 until the December 2006 Note is paid in full.

From July to September 2007, Laurus notified us that it had assigned to various related parties of Laurus a portion of three of our four notes payable as detailed below.  Laurus has acknowledged that none of our rights and obligations under the notes which were assigned would be affected by such assignments.

Second Amended And Restated Secured Term	$844,968
December 2006 Secured Term	3,242,597
Gulf Coast	4,427,065
Total assignments of notes payable	$8,514,630

With the exception of assignments described above, the remainder of our outstanding notes payable totaling $57.3 million as of September 30, 2007 are due, on various dates during the next four years to Laurus Master Fund, Ltd..

During October and November 2007, Gulf Coast failed to make payments of interest on the Gulf Coast Note to Laurus; however, we and Gulf Coast anticipate raising additional capital shortly after the filing of this report, of which there can be no assurance, through the sale of debt to Laurus and/or parties affiliated with Laurus, a portion of which will be used to pay any interest accrued as of the date of such closing.

While, we do have sufficient cash on hand to pay the December 1, 2007 payment of $100,000 of principal on the Note and the December 1, 2007 payment of $200,000 on the principal amount of the December 2006 Note, there can be no assurance that we will continue to have sufficient funds to pay any principal or interest on the Note or the December 2006 Note, or the Term Note or Gulf Coast note if such production payment is not sufficient to pay Laurus the required monthly amounts of principal when due. Also, we cannot make any assurances that we will have funds available to repay the approximately $6,351,391 remaining on the Term Note (not including any accrued or unpaid interest, as of the filing of this Report), on December 31, 2007, that we will have sufficient funds to repay the amount remaining on the December 2006 Note, and/or that Gulf Coast will have sufficient funds to repay the $40,000,000 note owed to Laurus if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described below. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into effect amortizing payments of principal, which we may not have sufficient funds to pay, and conversions) when due, the interest on or the principal amount of the Term Note or December 2006 Note when due and/or if Gulf Coast does not have sufficient funds to repay its outstanding note if not sufficiently repaid Laurus may, at its option, take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities") or it can declare 130% of the then outstanding principal amounts of the notes due and payable, plus any accrued and unpaid interest.

As of the filing of this report, we will need to raise or otherwise generate approximately $12,600,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our common stock) by June 30, 2008, $15,430,204 to repay the December 2006 Note by January 4, 2010, (not including any interest which is accruing or payments of principal), $6,351,391 to repay the Term Note (not including any interest which is accruing or payments of principal) by December 31, 2007, and $30,202,446 to repay Gulf Coast's note (not including any interest which is accruing or payments of principal), if such notes are not repaid by production payments on certain of our properties, as described below, by October 28, 2009. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE MAY FACE DELAYS AND/OR MAY BE PREVENTED FROM EXECUTING OUR CURRENTLY PLANNED DRILLING ACTIVITIES IF WE DO NOT RECEIVE THE REMAINDER OF APPROXIMATELY $1,650,255 IN CASH HELD IN A RESTRICTED ACCOUNT, WHICH LAURUS HAS SOLE DISCRETION IN RELEASING TO US.

We had restricted cash of $1,650,255 as of September 30, 2007, which cash was restricted by Laurus and held in a bank account for use by us in connection with future drilling operations. On April 24, 2007, $2,765,000 of restricted cash was released by Laurus for our second quarter capital project budget.  During the third quarter of 2007, Laurus released $687,653 for reduction of our indebtedness to Laurus.  Although Laurus has agreed to release $1,500,000 of the restricted cash every ninety (90) days after the closing date of the December 2006 Note (December 28, 2006), until such funds have been fully disbursed, we can provide no assurances that additional funds will be released to us in the future.  If we do not continue to receive the restricted cash which we currently require to continue our drilling operations, we may be forced to curtail or abandon some of our currently planned drilling activities.  If that were to happen, it may delay or prevent our discovery of new oil and gas reserves, if any, and may cause the value of our common stock to decline in value or become worthless.

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

Edward R. DeStefano, our sole Director and sole executive officer, holds 37,518,300 shares of our common stock, representing approximately 67.0% of the outstanding shares of our common stock (and which will represent approximately 37.8% of our outstanding common stock assuming the sale of approximately all of the shares issuable upon conversion of Laurus' Note and the exercise of Laurus' Warrant, Option and December Option, provided that Laurus may not convert the Note, or exercise the Warrant or Options if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock) as of the filing of this report. This restriction, however, does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares (assuming such shares are registered herein, are eligible to be sold under Rule 144 or another exemption from registration under the Securities Act), and then converting the rest of its holdings, while still staying below the 9.99% limit. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by Laurus, as Mr. DeStefano will likely continue to be our largest shareholder. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

WE DID NOT COMPLY WITH RULE 152 IN CONNECTION WITH OUR ENTRY INTO THE EIGHTH AMENDMENT WITH LAURUS, WHICH HAS SINCE BEEN RESCINDED, AND WE MAY CONTINUE TO HAVE LIABILITY IN CONNECTION WITH SUCH RESCISSION.

We previously entered into the Eighth Amendment with Laurus (described in greater detail below), which modified the terms of the Warrant and Options while we were in registration in connection with our Form SB-2 Registration Statement, in violation of Rule 152 under the Securities Act of 1933, as amended ("Rule 152"). As a result, we rescinded the Eighth Amendment and all of the amendments and modifications to the Warrant and Options affected in connection with the Eighth Amendment pursuant to the Agreement to Rescind the Eighth Amendment (described above). Although the previous amendments to the Warrant and Options have been rescinded, we may face liability in connection with our violation of Rule 152 and/or in connection with the rescission of the terms of our Eighth Amendment. Such liability could cost us substantial time and money, which could, in turn cause the value of our securities to decrease in value.

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

As of November 6, 2007, we had 56,010,612 shares of common stock issued and outstanding. Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. As a result, as sequential conversions and sales take place, the price of our common stock may decline to the detriment of our then shareholders. All of the shares issuable upon conversion of the Note, Warrant, Option and December Option, may be sold without restriction once our Registration Statement is declared effective and the sale of these shares may adversely affect the market price of our common stock.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting and in fiscal 2008, our independent registered public accounting firm is required to provide a report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Securities Purchase Agreement

2.1(1)	Agreement and Plan of Reorganization (without exhibits)

4.1(40)	2007 Stock Incentive Plan

10.6(7)	Secured Convertible Term Note

10.7(8)	Amended and Restated Secured Convertible Note

10.8(7)	Common Stock Purchase Warrant

10.9(7)	Master Security Agreement

10.10(7)	Registration Rights Agreement

10.11(7)	Option Agreement

10.12(7)	Purchase and Sale Agreement (June 2005)

10.13(9)	Finder's Warrant

10.14(10)	Purchase and Sale Agreement (September 2005)

10.15(11)	September 2005 Securities Purchase Agreement

10.16(12)	Amended and Restated Secured Term Note

10.17(11)	September 2005 Reaffirmation and Ratification Agreement

10.18(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas

10.19(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas

10.20(11)	Mortgage, Deed of Trust, Security Agreement Financing Statement and Assignment of Production in Matagorda County, Texas

10.21(13)	Purchase and Sale Agreement dated November 1, 2005 and exhibits

10.22(13)	Amendment to Purchase and Sale Agreement dated November 2, 2005

10.23(13)	Amendment Agreement to June 2005 Securities Purchase Agreement

10.24(14)	Edward R. DeStefano Employment Agreement

10.25(31)	Edward R. DeStefano Amended Employment Agreement

10.26(15)	Second Amendment Agreement with Laurus

10.27(16)	Third Amendment Agreement

10.28(16)	December Option

10.29(16)	Settlement Agreement with William F. Mason

10.30(17)	Asset Purchase Agreement

10.31(17)	Securities Purchase Agreement (Gulf Coast and Laurus)

10.32(17)	Secured Term Note (Gulf Coast)

10.33(17)	Common Stock Purchase Warrant (Gulf Coast)

10.34(17)	Guaranty (New Century and Century)

10.35(17)	Guaranty (Gulf Coast)

10.36(17)	Stock Pledge Agreement (Gulf Coast)

10.37(17)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Atascosa County and McMullen County, Texas

10.38(17)	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.39(17)	Master Security Agreement

10.40(17)	Collateral Assignment

10.41(17)	Letter Agreement regarding Shareholder Agreement

10.42(17)	Reaffirmation, Ratification and Amendment Agreement

10.43(17)	Fourth Amendment Agreement with Laurus

10.44(26)	Fifth Amendment Agreement with Laurus

10.45(27)	June 2006 Asset Purchase Agreement

10.46(27)	June 2006 Securities Purchase Agreement (Gulf Coast and Laurus)

10.47(27)	June 2006 Secured Term Note (Gulf Coast)

10.48(27)	June 2006 Amended and Restated Term Note (Gulf Coast)

10.49(27)	June 2006 Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.50(27)	Collateral Assignment

10.51(27)	Reaffirmation and Ratification Agreement (Gulf Coast)

10.52(27)	Reaffirmation and Ratification Agreement (New Century and Century)

10.53(29)	Sixth Amendment Agreement

10.54(30)	Seventh Amendment Agreement

10.55(32)	Eighth Amendment Agreement

10.55(33)	Escrow Agreement in connection with the June 30, 2005 closing with Laurus

10.56(33)	Funds Disbursement Letter in connection with the June 30, 2005 closing with Laurus

10.57(34)	Securities Purchase Agreement - December 2006

10.58(34)	Second Amended and Restated Secured Term Note

10.59(34)	Second Amended and Restated Secured Term Convertible Note

10.60(34)	Secured Term Note - December 2006 10.61(34) Reaffirmation, Ratification and Amendment Agreement - December 2006

10.62(34)	Amended Guaranty (Gulf Coast Oil Corporation) - December 2006

10.63(34)	Master Security Agreement - December 2006

10.64(34)	Funds Disbursement Letter - December 2006

10.65(34)	Escrow Agreement - December 2006

10.66(35)	Agreement to Rescind the Eighth Amendment

10.67(37)	1st Amendment to Energy Capital Solutions Warrant

10.68(38)	Third Amended and Restated Term Note

10.69*	Agreement with Century Asset Corporation

16.1(18)	Letter from Randolph Scott and Company, Certified Public Accountants

16.2(19)	Letter from Malone and Bailey, PC, Certified Public Accountants

16.3(36)	Letter from Helin, Donovan, Trubee & Wilkinson, LLP

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(20)	Glossary of Oil and Gas Terms

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

(4) Filed as Appendix A to the Company’s Definitive Schedule 14c filing, filed with the Commission on September 11, 2007, and incorporated herein by reference.

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

NEW CENTURY ENERGY CORP.

Dated: November 16, 2007	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)