Form 10KSB
period 2007-12-31
New Century Energy Corp.
filed 2008-04-07
CIK 1079797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer's revenues for the most recent fiscal year ended December 31, 2007 were $13,683,913.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 24, 2008, was approximately $554,770.

As of March 31, 2008, the issuer had 56,010,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock"),

Documents Incorporated by Reference:

NONE

Transitional Small Business Disclosure Format:

Yes [   ] No [X]

NEW CENTURY ENERGY CORP.
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007

Item 14.	Principal Accountant Fees and Services	82

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON. REFERENCES TO "NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR" AS USED THROUGHOUT THIS FORM 10-KSB REFER TO NEW CENTURY ENERGY CORP. AND ITS WHOLLY OWNED SUBSIDIARIES, GULF COAST OIL CORPORATION AND CENTURY RESOURCES, INC. UNLESS OTHERWISE STATED, OR THE CONTEXT APPEARS OTHERWISE. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.

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

On September 30, 2004, the Company acquired 100% of the issued and outstanding common stock of Century Resources, Inc., a Delaware Corporation ("Century"), which was originally established for the acquisition, development, production, exploration for, and the sale of oil and natural gas in Texas, in exchange for 37,500,000 newly issued shares of the Company's common stock, pursuant to an Agreement and Plan of Reorganization whereby Century became a wholly-owned subsidiary of the Company (the "Exchange"). On October 26, 2004, in connection with its new business focus, the Company filed Articles of Amendment with the Colorado Secretary of State, to change its name to "New Century Energy Corp." which name change became effective on November 1, 2004.

2005 AND 2006 FUNDING AND
RELATED ACQUISITION AGREEMENTS

JUNE 2005 LAURUS FUNDING TRANSACTIONS

On June 30, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus" and the "Closing"), whereby we sold a three (3) year Secured Convertible Term Note in the principal amount of fifteen million dollars ($15,000,000)(the "Note" or "Convertible Note"), which is convertible into an aggregate of 24,193,548 shares of our common stock at a conversion price of $0.62 per share; issued Laurus a warrant to purchase up to 7,258,065 shares of common stock at $0.80 per share (the "Warrant"); issued an option to Laurus to purchase up to 10,222,784 shares of our common stock (representing 20% of our outstanding common stock on a fully-diluted basis [prior to the issuance of shares in connection with the Purchase and Sale Agreement]), for $0.001 per share (as amended)(the "Option"). We also granted Laurus registration rights to the shares issuable in connection with the Convertible Note and exercisable in connection with the Warrant and Option pursuant to a Registration Rights Agreement.

The Secured Convertible Note was subsequently replaced by an Amended and Restated Secured Convertible Term Note and a Second Amended and Restated Note (the "Convertible Term Note" or the "Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2% (currently 7.25%, with the prime rate at 5.25% as of March 24, 2008, the "Contract Rate") per year, and which at no time unless adjusted as described below, shall bear interest at less than 7% per year, which unpaid principal and unpaid accrued interest, if any, is due and payable on June 30, 2008 (the "Maturity Date"). The interest on the Note is payable monthly, in arrears. Additionally, if our common stock has traded at least 25% above the "Fixed Conversion Rate," initially $0.62, which is subject to adjustment, for the five trading days immediately preceding the date a monthly interest payment is due, then the Contract Rate is reduced by 1% for each incremental 25% increase in the market price of our common stock above the then applicable Fixed Conversion Rate; however, in no event shall the Contract Rate at any time be less than 0%.

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

Laurus must convert all or a portion of the Monthly Amount into shares of our common stock if: (i) the average closing price of our common stock for the five trading days immediately proceeding such payment is greater than or equal to 110% of the Fixed Conversion Price; and (ii) the amount of such conversion does not exceed twenty-five percent of the aggregate dollar trading volume of the common stock for the period of twenty-two trading days immediately preceding such payment date; however if (i) is met and (ii) is not, Laurus may convert such amount of the Monthly Amount into shares of our common stock that meet (i), above, assuming that such conversion does not cause Laurus to hold more than 9.99% of our then issued and outstanding stock, as described and subject to the conditions listed below. Additionally, no amount of the Monthly Amount may be converted into shares of our common stock unless there is an effective Registration Statement covering such shares to be converted or an exemption from registration exists under Rule 144 for such shares, and there is no event of default. If (i) above is not met, the Monthly Amount must be payable in cash and we must pay an amount of cash to Laurus equal to 102% of the Monthly Amount.

We may prepay the Note in cash by giving Laurus a notice of repayment, seven (7) days before such intent to prepay, and by paying Laurus an amount equal to 115% of the outstanding principal amount of the Note.

The Note includes a provision whereby Laurus is not entitled to convert any amount of shares which would cause Laurus to become the beneficial owner of more than 9.99% of our outstanding common stock, which limitation automatically becomes null and void upon the occurrence and continuance of an event of default, or upon 75 days prior notice to us.

The Fixed Conversion Price of the Note is adjusted automatically in the event that we issue any additional shares of common stock as a dividend or any preferred stock; subdivide our outstanding shares of common stock; or effect a reverse stock split, by multiplying the exercise price (currently $0.62) by the number of our shares outstanding prior to such event and dividing that number by the number of our shares outstanding after such event. Additionally, if at any time prior to the full conversion or full repayment of the principal amount of the Note, we issue any shares, options, warrants, or other obligations, to anyone other than to Laurus (other than in connection with a company employee incentive stock plan, or to vendors for goods sold and services rendered (not to exceed 1,000,000 shares and not eligible to be sold by the holders of such shares until three years from June 30, 2005)), for consideration per share less than the Fixed Conversion Price, the Fixed Conversion Price shall immediately reset to such lower price.

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

OPTION AGREEMENT

At the Closing, and in connection with the Securities Purchase Agreement, we granted Laurus an option which vested immediately to purchase up to 10,222,784 shares of our common stock at an aggregate exercise price of approximately $10,223 (with a per share exercise price of $0.001). Laurus agreed under the Option not to sell any shares of common stock issuable upon exercise of the Option until: (a) payment in full of all of our obligations and liabilities to Laurus under the Securities Purchase Agreement, and (b) the exercise of the Warrant by Laurus; provided; however that Laurus may sell all or any portion of the common stock issuable upon the Option following an event of default (as defined in the Note, and described under the section titled "Secured Convertible Note," above).   On  July  28,  2005,  Laurus  exercised a portion of the Option  and received  3,675,000  shares of our common stock at  $.001  per  share  for cash consideration of $3,675, leaving an option to purchase 6,547,784 shares of our common stock for approximately $6,548.

Laurus is not able to exercise the Option, if such exercise shall cause it to hold in excess of 9.99% of our issued and outstanding common stock, unless they provide us 75 days written notice of their intent to hold more than 9.99% of our common stock, subject to the same limitation as in the Note and Warrant, as described above.

SEPTEMBER 2005 CLOSING WITH LAURUS

On September 19, 2005, we entered into a Securities Purchase Agreement with Laurus (the "September 2005 SPA"), pursuant to which we sold Laurus a Secured Term Note in the amount of $9,500,000 (the "Term Note"). We also entered into a Reaffirmation and Ratification Agreement with Laurus in connection with the September 19, 2005 Securities Purchase Agreement and Term Note. The interest rate of the Term Note is twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears, with the first interest payment due on November 1, 2005. The Term Note was amended by our entry into the Amended and Restated Term Note (the "Amended Term Note") as described below on March 30, 2006, to provide for the interest and principal on the Amended Term Note, to be payable to Laurus by way of a production payment equal to 80% of the gross proceeds generated by our 7.5% interest in the Lindholm-Hanson Gas Unit, which we purchased pursuant to the September 2005 Purchase and Sale Agreement, described above. Additionally, the due date of the Amended Term Note was changed from March 19, 2006 until January 2, 2007, pursuant to the amendment, which date has subsequently been extended to July 2, 2007, pursuant to the Second Restated Term Note, and to December 31, 2007, pursuant to the Third Restated Note, and to July 1, 2008, pursuant to the Letter Agreement, described below.

THIRD AMENDMENT AGREEMENT WITH LAURUS

On December 30, 2005, we entered into among other agreements and amendments to our prior agreements with Laurus, an Amended and Restated Secured Convertible Term Note ("Restated Note," described in greater detail below) and an Option (the "December Option"). The December Option, provides Laurus the right to purchase up to 5,061,392 shares of our common stock at $0.001 per share, representing ten percent (10%) of our fully diluted issued and outstanding shares of common stock prior to the date of the June 2005 SPA (June 30, 2005). Laurus agreed under the December Option not to exercise any rights under the December Option until: (a) payment in full of all of the obligations and liabilities of the Company to Laurus under the June 2005 SPA and Restated Note have been paid in full and (b) the exercise of the Warrant by Laurus, provided however that Laurus may sell all or any portion of the common stock issuable upon the December Option following an event of default (as defined in the Amended Note).

The Restated Note, replaced and superseded the Convertible Note, and had an effective date of June 30, 2005, the date of the original Convertible Note. The Restated Note also included a provision which provided that the events of default set forth in the Restated Note are subject to the express waiver of certain events of default by Laurus in favor of the Company as provided in the Amendment and the Second Amendment entered into with Laurus on November 3, 2005 and December 14, 2005. The Restated Note provided that such events of default expressly waived pursuant to the First Amendment and the Second Amendment shall remain waived in accordance with the express terms of the First Amendment and the Second and shall not be deemed to constitute events of default for purposes of the Restated Note, the June 2005 SPA or related agreements, the September 2005 SPA and/or related agreements.

Additionally, under the Restated Note, Laurus agreed to amend the date on which we were required to begin making payments of principal under the original Convertible Note from January 1, 2006, until July 1, 2006, in consideration for us entering into the Restated Note, the December Option and a Third Amendment Agreement.

The payments of principal under the Restated Note are due monthly at the rate of $250,000 per month, until June 30, 2008, the maturity date of the Restated Note (the "Maturity Date"). On the Maturity Date, the $10,800,000 remaining outstanding under the Restated Note (assuming Laurus does not convert any principal amount of the Restated Note into shares of our common stock), plus any accrued and unpaid interest will be due and payable.

THIRD ACQUISITION OF MINERAL INTEREST IN THE LINDHOLM-HANSON GAS UNIT AND WELLS

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

AMENDED AND RESTATED SECURED TERM NOTE

On or about March 30, 2006, with an effective date of September 19, 2005, we entered into the Amended and Restated Secured Term Note (the "Amended Term Note") with Laurus. Pursuant to the Amended Term Note, the maturity date of the September 2005 Secured Term Note ("Term Note") with Laurus was extended to January 2, 2007 (which has subsequently been extended to July 2, 2007, pursuant to the Second Restated Term Note, to December 31, 2007, pursuant to the Third Restated Term Note, and to July 1, 2008, pursuant to the Letter Agreement with Laurus, described below). Additionally, a section was added to the Amended Term Note which provided for the Amended Term Note to be repaid by way of a production payment on certain of our oil and gas property (described below). The interest rate of the Term Note, which rate was not changed by the Amended Term Note, is twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears.

The Amended Term Note provided for the payment of amortizing payments ("Amortizing Payments") of principal and interest due under the Amended Term Note equal to eighty percent (80%) of the gross proceeds paid to us in respect of oil, gas and/or other hydrocarbon production arising from our 7.25% working interest in the Wishbone Field in the Lindholm-Hanson Gas Unit, located in McMullen County, Texas, purchased by us pursuant to the Purchase and Sale Agreement dated September 2, 2005 (the "September Interests" and the "Production Payments"). Pursuant to the Amended Term Note, each such Amortizing Payment shall be made by us to Laurus not later than five (5) days following the date on which we receive the Production Payment, commencing with all Production Payments received by us after March 1, 2006, with respect to the production month of January 2006 and each month thereafter. Our payment of the Amortizing Payments to Laurus will be in lieu of the monthly payments of interest accruing under the Term Note, which we had previously been making since November 1, 2005. The Amended Term Note was subsequently amended by the Second Amended and Restated Term Note (the “Second Restated Term Note”), which added a provision, whereby we would be obligated to pay Laurus an amount each month equal to the greater of (a) the amount owing to Laurus in connection with the monthly Amortizing Payment and (b) the total amount of interest due under the Term Note.

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

On January 20, 2008, we entered into a Letter Agreement (the “Letter Agreement”) with Laurus. The Letter Agreement amended the terms of our Third Restated Note to extend the maturity date to July 1, 2008. The Letter Agreement also amended the terms of an event of default under the Third Restated Note to include an event of default under any other of the previous Securities Purchase Agreements (“SPAs”) or Related Agreements (as defined in the SPAs) entered into with Laurus by us and/or by Gulf Coast Oil Corporation, our wholly owned subsidiary.

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

GULF COAST NOTE

In connection with the Purchase Agreement, Gulf Coast issued Laurus a three (3) year Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") which bears interest at the prime rate (as published by the Wall Street Journal) plus 2%(currently 8%, with the prime rate at 5.25% as of March 24, 2008) per year, and which at no time shall bear interest at less than 8% per year, which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009 (the "Maturity Date"). The interest on the Gulf Coast Note is payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the Gulf Coast Note are due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the Gulf Coast Note, interest on the Gulf Coast Note shall only be payable as a component of the Amortization Amount, unless such Amortization Amount is less than $150,000 for any month, as described below.

The Gulf Coast Note was replaced by the Amended and Restated Secured Term Note in connection with Gulf Coast's entry into the June 2006 Purchase Agreement with Laurus (collectively the "Gulf Coast Note"). The amendment to the Gulf Coast Note, amended the monthly Amortization Amount which was to be paid under the Gulf Coast Note, from 80% of the gross proceeds paid to Gulf Coast in connection with all of Gulf Coast's oil, gas and/or other hydrocarbon production, to .875 times 80% of such production, to allow for the remaining 12.5% of 80% of Gulf Coast's production to be paid to Laurus in connection with Amortization Amounts due on the June 2006 Gulf Coast Note, as described and defined below. The amendment also provided that any event of default or failure to pay the June 2006 Gulf Coast Note, would be treated as an event of Default under the Gulf Coast Note. All references to the Gulf Coast Note contained in this filing have been revised to reflect the changes affected by the Amended and Restated Secured Term Note.

Each monthly Amortization Amount was equal to the product of (a) .875 (the “Amortizing Percentage”) and (b) eighty percent (80%) of the gross proceeds paid to Gulf Coast in respect of all oil, gas and/or other hydrocarbon production in which Gulf Coast has an interest less (i) the reasonable ordinary day to day expenses associated with Gulf Coast's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) Gulf Coast's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to Laurus' approval, which approval shall be provided in the exercise of Laurus' reasonable discretion based on such supporting documentation from Gulf Coast as Laurus shall request (the "Net Revenue"), subject to a minimum of $150,000. Provided, however, that each Amortization Amount shall be equal to one hundred (100%) of Net Revenue, upon the occurrence and during the continuance of an Event of Default under the Gulf Coast Note as described below.  Additionally, since the repayment of the June 2006 Gulf Coast Note, as described below, the Amortizing Percentage was increased to 1.00.

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

GULF COAST WARRANT

The Gulf Coast Warrant as amended provides Laurus the right to purchase shares of Gulf Coast's common stock, representing up to 49% of Gulf Coast's then issued and outstanding common stock at an exercise price of $0.001 per share, which warrants are exercisable by Laurus after all amounts owed to Laurus by Gulf Coast have been repaid in full. Pursuant to the Gulf Coast Warrant, we agreed to provide Laurus with registration rights to the shares issuable in connection with the Gulf Coast Warrant, if Gulf Coast ever affects an initial public offering of its securities and/or if its securities become publicly traded.

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

JUNE 2006 GULF COAST TRANSACTIONS

On June 30, 2006, Gulf Coast entered into a Securities Purchase Agreement with Laurus (the "June 2006 Purchase Agreement"), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $5,000,000 (the "June 2006 Gulf Coast Note" and collectively with the Gulf Coast Note, the "Gulf Coast Notes"). In connection with the June 2006 Purchase Agreement, Gulf Coast also entered into an Amended and Restated Mortgage, a Collateral Assignment; an Amended and Restated Secured Term Note, and a Reaffirmation and Ratification Agreement. In connection with Gulf Coast's entry into the June 2006 Purchase Agreement, we and Century entered into a Reaffirmation and Ratification Agreement with Laurus (the "New Century Reaffirmation Agreement"). We also entered into a Reaffirmation and Ratification Agreement (the "New Century Reaffirmation Agreement").

In connection with the June 2006 Purchase Agreement, Gulf Coast issued Laurus a forty (40) month Secured Term Note in the amount of $5,000,000 (the "June 2006 Gulf Coast Note"), which accrued interest at the rate of 17.5% per year, and which unpaid principal and unpaid accrued interest, if any, was due and payable on October 30, 2009 (the "Maturity Date"). The interest on the June 2006 Gulf Coast Note was payable monthly, in arrears, commencing on July 1, 2006. Additionally, amortizing payments of the principal amount due under the June 2006 Gulf Coast Note were due July 1, 2006, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount").

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

The December 2006 Note bears interest at the prime rate plus 2% per annum until paid (which is subject to a floor of 8% per annum), which currently has an interest rate of 8% per annum, with the prime rate as of March 24, 2008 of 5.25% per annum. Interest due under the December 2006 Note is payable monthly in arrears beginning on February 1, 2007. The maturity date of the December 2006 Note is January 4, 2010. Amortizing payments are due pursuant to the December 2006 Note beginning on July 1, 2007, and the first business day of each month thereafter equal to $200,000. We have the right to prepay the December 2006 Note at any time without any prepayment penalty. If an Event of Default occurs under the December 2006 Note (as defined and described in the December 2006 Note), the December 2006 Note bears interest at the applicable interest rate then in affect plus an additional 2% per annum, and Laurus can declare 130% of the then entire outstanding amount of the December 2006 Note due and payable.

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

Recent Events

From July to December 2007, Laurus notified us that it had assigned approximately $3,417,597 of the December 2006 Secured Term Note to various related parties of Laurus, an aggregate of $844,968 of the Term Note to various related parties of Laurus, and an aggregate of approximately $4,427,065 of the Gulf Coast Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under notes which were assigned would be affected by such assignments.

From January 2008 to the date of this report, Laurus has notified us that it had assigned an additional approximately $4,932,098 of the December 2006 Secured Term Note to various related parties of Laurus and has also acknowledged that none of our rights and obligations under the note which was assigned would be affected by such assignments.

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

Gulf Coast / Valens Funding Transactions

On November 20, 2007, Gulf Coast entered into a Securities Purchase Agreement with LV Administrative Services, Inc., as administrative and collateral agent (the “Agent”) for Valens U.S. SPV I, LLC (“Valens U.S.”) and Valens Offshore SPV II, Corp. (“Valens Offshore,” and collectively with Valens U.S., each a “Purchaser” and collectively the “Purchasers” and the "November 2007 Purchase Agreement"), whereby Gulf Coast sold Valens U.S. a Secured Term Note in the amount of $3,100,000 (the "November 2007 Valens U.S. Note"), and Valens Offshore a Secured Term Note in the amount of $4,000,000 (the “November 2007 Valens Offshore Note” and collectively the “November 2007 Gulf Coast Notes”). Valens U.S. and Valens Offshore are related parties of Laurus.  In connection with the November 2007 Purchase Agreement, Gulf Coast also entered into a Master Security Agreement, a Restricted Account Agreement, a Restricted Account Letter Agreement, a Funds Escrow Agreement, an Amended and Restated Common Stock Purchase Warrant, a Conveyance of Net Profits Overriding Royalty Interest, a Net Profits Interest Agreement, and a Mortgage (including a Deed of Trust, Security Agreement, Financing Statement and Assignment of Production). In connection with Gulf Coast's entry into the November 2007 Purchase Agreement, we and Century Resources entered into a Letter Agreement with the Purchasers (the "New Century Letter Agreement").

In connection with the November 2007 Purchase Agreement, Gulf Coast granted the Purchasers a right of first refusal to provide additional financing, prior to the incurrence of any additional indebtedness and/or the sale or issuance of any equity interests of Gulf Coast. If Gulf Coast shall receive a proposed term sheet for additional funding, pursuant to the November 2007 Purchase Agreement, it will submit such term sheet to the Purchasers, at which time the Purchasers will have the right, but not the obligation, to deliver, within 10 days of its receipt of the proposed term sheet, its own proposed term sheet setting forth the terms and conditions upon which it would be willing to provide additional financing to Gulf Coast, at terms no less favorable than those outlined in the proposed term sheet. If the Purchasers' terms are at least as favorable to Gulf Coast as those of the proposed term sheet, in the sole determination of Gulf Coast, Gulf Coast shall accept the Purchasers' terms in lieu of the proposed term sheet, if not, Gulf Coast may accept the proposed term sheet.

November 2007 Promissory Notes

In connection with the November 2007 Purchase Agreement, Gulf Coast issued Valens U.S. a thirty-six (36) month Secured Term Note in the amount of $3,100,000 (the "November 2007 Valens U.S. Note"), and Valens Offshore a thirty-six (36) month Secured Term Note in the amount of $4,000,000 (the "November 2007 Valens Offshore Note," and collectively with the November 2007 Valens U.S. Note, the “Valens Notes”).  The Valens Notes bear interest at a rate equal to the “prime rate” published in The Wall Street Journal (the “Prime Rate”), plus two percent (2%) (the “Contract Rate”), per annum, provided however that the Contract Rate never being less than eight percent (8%) per annum.  The unpaid principal and accrued interest, if any, on the Valens Notes are due and payable on November 22, 2010 (the "Maturity Date"). The interest on the Valens Notes is payable monthly, in arrears, commencing on March 1, 2008.

Additionally, amortizing payments of the principal amount due under the Valens Notes are due December 1, 2007, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the Valens Notes, interest on the Valens Notes is only payable as a component of the Amortization Amount (defined below), unless such Amortization Amount is less than $60,000 for any month.

Each monthly Amortization Amount of the Valens Notes is equal to eighty percent (80%) of the Net Revenues (defined below) which Gulf Coast receives in respect to the oil, gas and/or other hydrocarbon production from certain oil and gas wells which Gulf Coast plans to drill and if successful operate, on the property owned by Gulf Coast.  “Net Revenue” is defined as the gross proceeds paid to Gulf Coast, after subtracting (i) the reasonable ordinary day to day expenses associated with Gulf Coast's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) Gulf Coast's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to the Agents approval. Provided, however, that each Amortization Amount shall be equal to one hundred (100%) of Net Revenue, upon the occurrence and during the continuance of an Event of Default under the Valens Notes as described below.

In the event the Amortization Amount payable to the Purchasers during any month is less than $60,000 in aggregate ($26,220 in the case of the Valens U.S. note or $33,780 in the case of Valens Offshore note), then Gulf Coast is required to make a cash payment to such Purchaser in an amount equal to the difference between the amount of money received by such party and the applicable Amortization Amount.

Following the occurrence of and during the continuance of an Event of Default (as defined in the Valens Notes), Gulf Coast is required to pay additional interest on the Valens Notes in an amount equal to two percent (2%) per month, and all outstanding obligations under the Valens Notes, the November 2007 Purchase Agreement and each other Related Agreement (as defined in the November 2007 Purchase Agreement), including unpaid interest, shall continue to accrue interest at such additional interest rate from the date of such Event of Default until the date such Event of Default is cured or waived. Additionally, following the occurrence of and during the continuance of an Event of Default, the Purchasers may, at their option, demand immediate repayment in full of all obligations and liabilities owing by Gulf Coast to the Purchasers under the Valens Notes, the November 2007 Purchase Agreement and/or any other Related Agreement, to require Gulf Coast to make a default payment equal to 130% of the outstanding principal amount of the Valens Notes, plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable hereunder.

Gulf Coast plans to use the funds received through the sale of the Valens Notes to drill up to fourteen wells on its properties during 2008.  Additionally, Gulf Coast paid Valens Capital Management, LLC, the investment manager of the Purchasers (“VCM”), a non-refundable payment in an amount equal to $106,500, plus reasonable expenses (including legal fees and expenses) incurred in connection with the November 2007 Purchase Agreement and the Related Agreements; and a non-refundable payment in an amount equal to one percent (1.00%) of the aggregate principal amount of the Notes ($71,000); and an advance prepayment discount deposit equal to one percent (1.00%) of the aggregate principal amount of the Notes ($71,000) at the closing.

Conveyance Of Net Profits Overriding Royalty Interest And Net Profits Interest Agreement

In connection with the November 2007 Purchase Agreement, Gulf Coast also entered into a Net Profits Interest Agreement (the “Interest Agreement”) and a Conveyance Of Net Profits Overriding Royalty Interest (the “Conveyance”) with the Purchasers.   Pursuant to the terms of the Interest Agreement and the Conveyance, Gulf Coast agreed to sell and convey to the Purchasers, in the proportions of forty-three and seven tenths percent (43.7%) to Valens U.S. and fifty-six and three tenths percent (56.3%) to Valens Offshore, a net profits overriding royalty interest equal to forty-nine percent (49%) of  the Net Profits (as defined therein) of the production of oil and gas produced, saved, and marketed from certain oil and gas properties proposed to be drilled by Gulf Coast.

New Century / Valens Funding Transactions

On November 30, 2007, we entered into a Securities Purchase Agreement with the Agent for Valens U.S. and Valens Offshore, whereby we sold Valens U.S. a Secured Term Note in the amount of $2,300,000 (the "New Century November 2007 Valens U.S. Note"), and Valens Offshore a Secured Term Note in the amount of $3,000,000 (the “New Century November 2007 Valens Offshore Note” and collectively the “Valens Notes”). In connection with the November 2007 Purchase Agreement, the Company also entered into a Consent Letter Agreement, Master Security Agreement, a Stock Pledge Agreement, a Restricted Account Agreement, Funds Escrow Agreement, a Net Profits Interest Agreement, a Conveyance of Net Profits Overriding Royalty Interest, a Lockbox Account Agreement Letter, a SPA and Lien Consent Agreement, and a Mortgage (including a Deed of Trust, Security Agreement, Financing Statement and Assignment of Production).

In connection with the Purchase Agreement, the Company granted the Purchasers a right of first refusal to provide additional financing, prior to the incurrence of any additional indebtedness and/or the sale or issuance of any equity interests of the Company. If the Company shall receive a proposed term sheet for additional funding, pursuant to the November 2007 Purchase Agreement, it will submit such term sheet to the Purchasers, at which time the Purchasers will have the right, but not the obligation, to deliver, within 10 days of its receipt of the proposed term sheet, its own proposed term sheet setting forth the terms and conditions upon which it would be willing to provide additional financing to the Company, at terms no less favorable than those outlined in the proposed term sheet. If the Purchasers' terms are at least as favorable to the Company as those of the proposed term sheet, in the sole determination of the Company, the Company shall accept the Purchasers' terms in lieu of the proposed term sheet, if not, the Company may accept the proposed term sheet.

November 2007 New Century Notes

In connection with the Purchase Agreement, the Company issued Valens U.S. a thirty-six (36) month Secured Term Note in the amount of $2,300,000 (the "November 2007 New Century Valens U.S. Note"), and Valens Offshore a thirty-six (36) month Secured Term Note in the amount of $3,000,000 (the "November 2007 New Century Valens Offshore Note," and collectively with the November 2007 New Century Valens U.S. Note, the “Valens New Century Notes”).  The Valens New Century Notes bear interest at a rate equal to the “prime rate” published in The Wall Street Journal (the “Prime Rate”), plus two percent (2%) (the “Contract Rate”), per annum, provided however that the Contract Rate never is less than eight percent (8%) per annum.  The unpaid principal and accrued interest, if any, on the Valens New Century Notes are due and payable on November 30, 2010 (the "Maturity Date"). The interest on the Valens New Century Notes is payable monthly, in arrears, commencing on March 1, 2008. Additionally, amortizing payments of the principal amount due under the Valens New Century Notes are due December 1, 2007, and each succeeding month thereafter including the Maturity Date (each an "Amortization Amount"). As long as no Event of Default, as defined below, has occurred under the Valens New Century Notes, interest on the Valens New Century Notes is only payable as a component of the Amortization Amount (defined below), unless such Amortization Amount is less than $50,000 for any month.

Each monthly Amortization Amount of the Valens New Century Notes is equal to eighty percent (80%) of the Net Revenues (defined below) which the Company receives in respect to the oil, gas and/or other hydrocarbon production from certain oil and gas wells which the Company plans to drill and if successful operate, on the property owned by the Company.  “Net Revenue” is defined as the gross proceeds paid to the Company, after subtracting (i) the reasonable ordinary day to day expenses associated with the Company's operation of the leases, wells and equipment, including fuel, materials, labor, maintenance, routine production equipment replacement, repairs, routine workover costs to maintain production from an existing completed well, royalty, severance tax and ad valorem tax, in each case using accounting practices and procedures ordinary and customary in the oil and gas industry and (ii) the Company's reasonable estimate of its federal tax (including federal income tax) liability (after taking into account all applicable deductions, depletion and credits), all of which, in each case, shall be subject to the Agents approval. Provided, however, that each Amortization Amount shall be equal to one hundred (100%) of Net Revenue, upon the occurrence and during the continuance of an Event of Default under the Valens New Century Notes as described below.

In the event the Amortization Amount payable to the Purchasers during any month is less than $50,000 in aggregate ($21,700 in the case of the Valens New Century U.S. Note or $28,300 in the case of Valens New Century Offshore Note), then the Company is required to make a cash payment to such Purchaser in an amount equal to the difference between the amount of money received by such party and the applicable Amortization Amount.

Following the occurrence of and during the continuance of an Event of Default (as defined in the notes), the Company is required to pay additional interest on the Valens New Century Notes in an amount equal to two percent (2%) per month, and all outstanding obligations under the Valens New Century Notes, the November 2007 Purchase Agreement and each other Related Agreement (as defined in the November 2007 Purchase Agreement), including unpaid interest, shall continue to accrue interest at such additional interest rate from the date of such Event of Default until the date such Event of Default is cured or waived. Additionally, following the occurrence of and during the continuance of an Event of Default, the Purchasers may, at their option, demand immediate repayment in full of all obligations and liabilities owing by the Company to the Purchasers under the Valens New Century Notes, the November 2007 Purchase Agreement and/or any other Related Agreement, to require the Company to make a default payment equal to 130% of the outstanding principal amount of the Valens New Century Notes, plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable hereunder.

The Company plans to use the funds received through the sale of the Valens New Century Notes to drill up to fourteen wells and rework two other existing wells on its properties during 2008.  As of March 31, 2008, we have drilled eight wells.  Additionally, the Company paid Valens Capital Management, LLC, the investment manager of the Purchasers (“VCM”), a non-refundable payment in an amount equal to one and one-half percent (1.50%) of the aggregate principal amount of the Notes ($79,500), plus reasonable expenses (including legal fees and expenses) incurred in connection with the November 2007 Purchase Agreement and the Related Agreements; and a non-refundable payment in an amount equal to one percent (1.00%) of the aggregate principal amount of the Notes ($53,000); and an advance prepayment discount deposit equal to one percent (1.00%) of the aggregate principal amount of the Notes ($53,000) at the closing.

CONVEYANCE OF NET PROFITS OVERRIDING ROYALTY INTEREST AND NET PROFITS INTEREST AGREEMENT

In connection with the November 2007 Purchase Agreement, the Company also entered into a Net Profits Interest Agreement (the “New Century Interest Agreement”) and a Conveyance Of Net Profits Overriding Royalty Interest (the “New Century Conveyance”) with the Purchasers.   Pursuant to the terms of the New Century Interest Agreement and the New Century Conveyance, the Company agreed to sell and convey to the Purchasers, in the proportions of forty-three and four tenths percent (43.4%) to Valens U.S. and fifty-six and six tenths percent (56.6%) to Valens Offshore, a net profits overriding royalty interest equal to forty-nine percent (49%) of  the Net Profits (as defined therein) of the production of oil and gas produced, saved, and marketed from certain oil and gas properties proposed to be drilled by the Company.

Second Amended Executive Employment Agreement with Edward R. DeStefano

On or about December 3, 2007, the Company and Edward R. DeStefano, the Company’s Chief Executive Officer and President, entered into a Second Amended Executive Employment Agreement (the “Employment Agreement”).  Pursuant to the terms of the Employment Agreement, as amended, Mr. DeStefano will receive a yearly salary of $425,000 for the twelve month period beginning January 1, 2008 and ending December 31, 2008, and a yearly salary of $475,000 for each of the twelve month periods beginning January 1, 2009 and January 1, 2010, and ending December 31, 2009 and December 31, 2010, respectively.  Furthermore, Mr. DeStefano is entitled to a one-time payment in the amount of $20,000, in connection with Gulf Coast Oil Corporation’s November 2007 closing of the $7,100,000 in financing for the drilling of up to fourteen wells on its properties and the New Century closing of the $5,300,000 in financing described above.  Mr. DeStefano will also receive twenty days of paid time off per year, and he may be granted, at the sole discretion of the Company’s Board of Directors, an overriding royalty interest of up to one half of one percent (0.005%) in connection with any new wells drilled by the Company subsequent to the date of the Employment Agreement.

Agility Agreement

The Company named Ken Cleveland as Acting Chief Financial Officer effective January 31, 2008. Mr. Cleveland is employed by Agility Financial Partners, LLC (“Agility”), which entered into an agreement with the Company regarding the employment of Mr. Cleveland (the “Agility Agreement”).  Pursuant to the Agility Agreement, the Company agreed to pay Agility $150 per hour for Mr. Cleveland’s services to the Company and to pay Agility a placement fee equal to 25% of the annualized compensation of Mr. Cleveland, should the Company hire Mr. Cleveland as a full time employee during the first six months of the Agility Agreement, 20% of such salary during the period from six months after the date of the agreement until one year from the date of the agreement and 10% thereafter.

Letter Agreement Regarding Third Amended And Restated Note

On January 20, 2008, we entered into a Letter Agreement (the “Letter Agreement”) with Laurus. The Letter Agreement amended the terms of our Third Amended and Restated Note entered into with Laurus on or about July 10, 2007 (“Third Restated Note”) to extend the maturity date to July 1, 2008. The Letter Agreement also amended the terms of an event of default under the Third Restated Note to include an event of default under any other of the previous Securities Purchase Agreements (“SPAs”) or Related Agreements (as defined in the SPAs) entered into with Laurus by us and/or by Gulf Coast Oil Corporation, our wholly owned subsidiary.

RESEARCH AND DEVELOPMENT

We currently own licenses to 2-D seismic surveys and data over the South Sargent Field, Prado Field, the San Miguel Creek Field, and Mustang Creek Field and we plan to continue reprocessing and interpretation projects using this data.

EMPLOYEES

We have eight (8) contract employees, five (5) of whom are employed in field operations. We also have four (4) full time employees who work for us, our Chief Executive Officer, Edward R. DeStefano (who also serves as President, Treasurer, Secretary and Director), and our controller, an accountant and an administrative assistant.

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

ITEM 2. DESCRIPTION OF PROPERTY

OFFICE SPACE

We entered into an amended lease with Essex Tanglewood Investors, L.P., a Texas limited partnership, in connection with our office space lease at 5851 San Felipe, Houston, Texas, on February 10, 2006 (the "Lease"). The Lease encompasses approximately 1,378 square feet of office space. The Lease term is until September 30, 2010. The monthly rent under the Lease is $2,959 from the date of the expansion of the lease in 2005 until June 30, 2007, and $3,042 per month from July 1, 2007 until September 30, 2010. The lease may not be terminated by us prior to its stated expiration. We increased the square footage we rent during 2005 and 2006, in connection with increases of the number of personnel on our staff.

OIL AND GAS PROPERTIES

1.) OPERATED PROPERTIES:

The Company operates oil and gas properties in Texas under the name of Century Resources, Inc., a wholly owned subsidiary of the Company. Century Resources, Inc. is a bonded operator with the Railroad Commission of Texas and our Operator number is 141835. Of the properties we operate, our working interest ownership ranges from 80% in the Sargent South Field, to 100% in the San Miguel Creek, Mustang Creek, Prado, Soleberg, and Tenna Fields.

SARGENT SOUTH FIELD- MATAGORDA COUNTY, TEXAS

The Company acquired 100% of the working interest in the Sargent South Field from Calpine Natural Gas (NYSE) and its partner, ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres. Currently, there are two (2) producing wells on the Hamill Lease; Hamill #2 and Hamill #17, with daily production in excess of approximately 1,600 MCF of gas per day, (MCFGPD), however, the Company can provide no assurance that the wells will continue to produce at this rate, if at all.  There are also five (5) shut-in wells, Hamill #10, Hamill #11, Hamill #14, Hamill #19, and Hamill #1-R.

At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Company recompleted a shut-in well on the lease, Hamill #10 and established production in the 3,345 foot sand. One of the original producing wells acquired from Calpine, the Hamill #19 ceased flowing gas in May of 2004 after producing 615 MMCF of gas from the original completion at 3,917 foot. This Hamill #19 well was recompleted by the Company in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. A workover was attempted in 2006 on the Hamill #19 at the 6,700 sand level; however this sand proved to be non-productive. The Hamill #19 is currently shut-in and nonproducing. During 2008, the Company may attempt a possible deepening outside of the casing of the well.

A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D has been reprocessed, along with some recently purchased 2-D seismic lines. New drilling locations have been identified on this lease for drilling in 2008. The seismic and geological 3-D interpretation project process will be an ongoing process. When the results from any new wells are drilled on this lease, the data from the new wells will be integrated into and used to update our ongoing interpretation project.

The Company has an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when work over operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; which depleted in August of 2008 after producing 146 MMCF of gas.  As of November 1, 2007, the Hamill #17 has been worked over and deepened inside casing to 5,700 feet.  New production has been established in the Hamill #17 well from perforations in a stray sand at 5,630 feet.  The well is currently producing gas at the rate of  600 MCF per day on a 9/64 inch choke with a flowing tubing pressure of 1,250 pounds per square inch (“psi”).

Hamill #14 was recompleted in August of 2007 in a new sand at a depth of 3,453 feet and produced gas at the rate of approximately 100 MCF per day. The well is currently shut-in and being evaluated for deepening outside of its casing.

During August 2007, workover operation commenced on the Hamill #10 well after the well ceased producing gas during August 2007. This well is currently shut-in and being evaluated for possible recompletion.

During the forth quarter of 2006, the Hamill #2 well was shut in and the well was cleaned out in November 2007. The well is currently producing at the rate of approximately 1,000 MCF per day on an 8/64 inch choke, with a flowing tubing pressure of 940 psi.

In February of 2006, the Hamill #11 was recompleted in the 2,760 foot sand at the rate of 275 MCF per day. The well is currently shut in.

During August of 2006, re-entry operations commenced on the Hamill #1-R well, that was originally drilled by Gulf Oil Corporation (“Gulf”) to a depth of 16,200 feet in 1961 and subsequently plugged and abandoned by Gulf in June 1967. Recent operations included milling out and removing numerous cement and bridge plugs set in the well when it was originally abandoned by Gulf. The well has been cleaned out to a depth of 11,000 feet inside the existing 9-5/8” casing. Cased hole logs were run in the well in October of 2006 and the well is being evaluated for possible gas sands for testing and possible production. The first recompletion attempted in November of 2006, at a depth of 5,560 feet produced gas, but in non-commercial quantities. The Hamill #1-R well is currently temporarily abandoned and being evaluated for deepening outside of casing.

On or about March 16, 2007, our working interest partner in the South Sargent field, Aquatic Cellulose International Corporation (“Aquatic”) executed a Partial Assignment of Oil and Gas Lease and Bill of Sale whereby Aquatic conveyed to Century Resources, Inc., all of Aquatic’s rights, title and interest in the Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition, Aquatics assigned all of its interests, regardless of depth, in Hamill and Hamill well numbers Nos. 19 and 1-R. In return, we repaid Aquatics all deposits made toward the Hamill 1-R workover and released Hamill of all prior commitments made regarding that well.

SAN MIGUEL CREEK FIELD- MCMULLEN COUNTY, TEXAS

The San Miguel Creek Field is located in north central McMullen County, Texas, near its border with Atascosa County, approximately 75 miles due south of San Antonio, Texas. The Company currently owns and operates the 200-acre Herrera Lease and the 40-acre Wheeler #2 lease in this field (240 acres total). The Company now controls 100% of the working interest on these leases and wells. To date two new drilling locations have been identified.  The Herrera #9 well was drilled in February 2007 and completed as an oil producer, and the Herrera #10 location has been staked as a possible future drilling location.

MUSTANG CREEK FIELD AREA WELLS- McMULLEN AND ATASCOSA COUNTIES, TEXAS.

On April 28, 2006, the Company’s then newly formed wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast”), acquired the majority working interest and operations over developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. On June 30, 2006, Gulf Coast acquired the remainder of the working interest ownership from another group of owners, in this same group of leases and producing wells. As a result of the June 30, 2006 closing and recent drilling activity, Gulf Coast now owns a 100% working interest in 22 oil wells and one gas well and a 75% working interest in one additional oil well for a total of 23 wells. The effective date for ownership for both acquisitions was December 1, 2005. The following table summarizes Gulf Coast’s ownership in the producing wells as of March 31, 2008:

Schedule of Acquired and Recently Drilled Wells and Mineral Interests in Mustang Creek Area, as of March 31, 2008:

	WORKING	NET REVENUE
WELL NAME	INTEREST	INTEREST
1. HODDE #1	100%	0.7700%
2. DOUBLE K #2	100%	0.7700%
3. DOUBLE K #3 4. DOUBLE K #4 5. DOUBLE K #5	100% 100% 100%	0.7700% 0.7800% 0.7800%
6. KASSNER #1	100%	0.7700%
7. KASSNER #2	100%	0.7700%
8. TYLER RANCH UNIT WELL #1	100%	0.77375%
9. PEACOCK #1	100%	0.7700%
10. POWERS-SWAIM UNIT WELL #1	100%	0.7700%
11. SWAIM 33-2 12. SWAIM 58-1 13. SWAIM 58-2	100% 100% 100%	0.7500% 0.7700% 0.7500%
14. WHEELER #1	75%	0.4375%
15. POWERS-SWAIM UNIT WELL #1-R	100%	0.7500%
16. CAJUN CAPER UNIT #1	100%	0.75517154%
17. RABKE#2	100%	0.766250%
18. RABKE #3	100%	0.7800%
19. RABKE #4	100%	0.7800%
20. RABKE/MASPERO UNIT #1 21. RABKE/MASPERO UNIT #2 22. RABKE MASPERO OIL UNIT #1 23. MAHONEY #1	100% 100% 100% 100%	0.773750% 0.773750% 0.7500% 0. 7500%

Mustang Creek Field area is located approximately 75 miles south of San Antonio, Texas. Geologically, the Mustang Creek field area is located on the San Marcos Platform back reef of the Cretaceous Stuart City and Sligo reef trends. The field produces oil and gas from sands trapped against Wilcox faults from depths between 3,000 feet and 6,200 feet, which wells commonly have multiple Wilcox pay sands. In 2004, a new 65 square mile 3-D seismic survey was completed which helped recognize and delineate numerous shallow Wilcox anomalies. Gulf Coast acquired 9,167 acres of developed and undeveloped leases from Manti Operating Company and its partners, along with the recently drilled producing wells noted in the table above. In addition to the producing wells, in July of 2006, Gulf Coast acquired a license to approximately 45 square miles of the new 3-D seismic data and is finalizing an interpretation project to further delineate additional Wilcox drilling opportunities and possibly drilling targets at deeper depths.

As of the beginning of the first quarter of 2008, we have identified approximately twenty (20) un-drilled seismic anomalies and development locations based on our ongoing 3-D seismic interpretation project.  We anticipate drilling an additional five (5) wells in 2008, of which there can be no assurance.  From the commencement of our initial drilling program in November 2006, through March 31, 2008, we have drilled a total of twenty-one (21) prospects and locations.  Of the twenty-one (21) prospects drilled, ten (10) are successful producing wells, one (1) well is waiting on completion, and eight (8) were plugged as dry holes.  Additionally, in one (1) non-producing well the Swaim 60-1, we set casing to a depth of 5,800 feet and anticipate permitting this well for use as a salt water disposal well.  In one other (1) new well, the Power-Swaim Unit 1-R, casing was set to 5,900 feet, based upon further geological study we plan to re-drill the lower portion of Power Swaim Unit 1-R  well in an attempt to gain better structural position and complete for production.  In July 2006, the Tyler Ranch Gas Unit #1, the only gas well in our Mustang Creek field, ceased producing, and as of the date of this filing it remains shut in and non-producing.

Status of Mustang Creek Field Prospects Drilled by Gulf Coast Oil Corporation as of March 31, 2008:

Prospect/Well Name	Status
Double K North #4	Producer
Double K North #5	Producer
Double K Swaim Unit #1	Dry hole
Henry Kuykendall Unit #1	Dry hole
Hodde #2	Dry hole
Kassner #3	Dry hole
Kassner #4	Dry hole
Mahoney #2	Producer
Rabke Maspero Unit #2	Producer
Rabke-Maspero Oil Unit #1	Producer
Rabke #1	Dry hole
Rabke #2	Producer
Rabke #3	Producer
Rabke #4	Producer
Power-Swaim Unit 1-R	To be deepened outside casing
Swaim 33-2	Producer
Swaim 33-3	Dry hole
Swaim 58-2	Producer
Swaim 58-3	Dry hole
Swaim 60-1	Dry hole- converting to Salt Water Disposal Well (“SWD”)
Dowdy #1	Waiting on completion

Out of the nine (9) wells listed as dry holes above, one (1) was plugged and abandoned in 2006, five (5) were plugged and abandoned in 2007, and two (2) were plugged and abandoned in the first quarter of 2008.  The remaining dry hole, Swaim 60-1, was drilled in 2007 as a dry hole but will be converted to a Salt Water Disposal well in the second quarter of 2008.

Other Production Activity in Mustang Creek Field in 2007 and 2008:

During the first quarter of 2007, workover operations were completed on the Kassner #2 well and production was restablished in the W-4 sand at a depth of 5,500 feet.  This well was non-producing at the time it was purchased in 2006.

During 2007, pumping units were installed on five (5) wells that were originally purchased in 2006, the Double K #2, Kassner #2, Rabke-Maspero Unit #1, Wheeler #1 and Swaim 58-1 when these wells ceased flowing.

During 2007, we sold 168,419 gross barrels or 127,738 net barrels from the Mustang Creek Field oil wells.  As of March 31, 2008, current daily 8/8ths oil production from the Mustang Creek Field wells was approximately 700 barrels of oil per day (BOPD) from twenty (20) producing oil wells.

TENNA (HILLJE SAND) FIELD- WHARTON COUNTY, TEXAS

The Company acquired 100% of the working interest in three (3) wells in the Tenna field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been an oil and gas producer at a shallow depth of 4,100 feet. We drilled a new well location, the Brothers Cattle Company #5 well, in the first quarter of 2008, with completion operations planned to commence around April 2008.  Also, in July of 2007, we completed a workover of the Hillje Oil Unit #1 by cleaning out the well bore, removing and replacing the old down hole production screen, and replacing the submersible production pump and motor; however, commercial production has not been re-established in this well, and a new workover is planned for this well in the second quarter of 2008, of which there can be no assurance.

SOLEBERG WILCOX FIELD – GOLIAD COUNTY, TEXAS.

On December 5, 2006, but effective November 30, 2006, the Company executed an Oil, Gas and Mineral Lease with James Allen Lewis and Mildred M. Lewis covering 83.516 acres in the S.C. White Survey, Abstract 290, in Goliad County, Texas.  The Company also acquired an additional 750 acres in this area from four additional Lessors.

On December 6, 2006, but effective November 1, 2006, the Company executed an Assignment and Bill of Sale with Unit Petroleum Company (“Unit”) whereby Unit conveyed to the Company all of Unit’s right, title and interest in the Lewis “A” No. 1 and the Lewis “A” No. 2 wells in Goliad County, Texas, including all production equipment, surface facilities, improvements, to the extent transferable all surface use agreements, easements, right of ways, permits and similar rights and interests  associated with the subject wells and oil and gas properties, located on the Lewis lease.   The Company now owns 100% of the working interest in the subject inactive wells and leasehold.

In April 2007, the Company commenced workover operations on the Lewis “A” No. 2 well and attempted to establish production in the First Austin Sand at 10,500 feet.  The well flowed gas in non-commercial quantities and is presently shut in.  Additional flow testing occurred in late November 2007, and commercial production was not established from the current completion.  The Company plans to re-enter this well in the second quarter of 2008 and attempt to restore production from a deeper existing completion in the Second Austin sand that is currently isolated under a cast iron bridge plug.  The Company cannot assure that the additional well work will be performed in 2008, or if the well will be restored to production after any workover or testing is completed.

In August of 2007, the Company acquired a license for eight (8) square miles of 3-D seismic data covering the leased acreage and adjoining area.  The data was acquired to assist in the exploration and mapping process and to help identify additional possible exploration well locations, for future drilling and development. The interpretation project was completed in the first quarter of 2008.  The Company plans to farmout drilling prospects on its acreage to industry partners in 2008, of which there can be no assurance.

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

The field was discovered in 2004 after the successful drilling of the Lindholm-Hanson Gas Unit #1 Well, operated by U.S. Enercorp LTD of San Antonio Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Lindholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 proppant. Initial producing rates after stimulation in a number of wells has exceeded 15,000 MCFGPD per well. As of March 2008, there are ten (10) producing wells in the 640 acre unitized Lindholm-Hanson Gas Unit. Cumulative production in the field has been approximately 24 billion cubic feet of gas (Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

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

RECENT DEVELOPMENTS IN WISHBONE FIELD

The Lindholm Hanson Gas Unit Well #1 was recompleted in December 2006 by plugging off the old perforations in the Wilcox House 3 sand, and recompleting in the Wilcox House 2 sand with perforations at 12,310 to 12,324 feet. The new completion has not been acidized or frac treated, and is currently producing at a rate of 1312 MCFGPD with a flowing tubing pressure of 400 psi.

During 2007, the Company’s proved gas reserves in the Wishbone Field were decreased by 57%.  The majority of this reduction, approximately ninety percent (90%), was due to a significant reduction in future proved undeveloped (PUD) locations projected to be drilled.  This reduction was based on the operator’s indication that only one more PUD may be drilled due to current high drilling costs and lower product prices.  In addition, the decline rate associated with the existing proved developed producing (PDP) gas reserves was steeper than previously projected, which contributed to approximately ten percent (10%) of the decrease in the proved reserves in this field.

Current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 at March 15, 2008:

Well	Status	Daily 8/8THS Production (MCF)	Net Revenue Interest(MCF)
LH-Gas Unit #1	Producing	1312	160
LH-Gas Unit #2	Shut-in	0	0
LH-Gas Unit #3	Producing	517	63
LH-Gas Unit #4-C	Shut-in	0	0
LH-Gas Unit #4-T	Producing	507	62
LH-Gas Unit #5	Producing	977	119
LH-Gas Unit #7	Shut-in	0	0
LH-Gas Unit #8	Producing	0	0
LH-Gas Unit #9	Producing	469	57
LH-Gas Unit #10	Producing	142	17
LH-Gas Unit #11	Producing	613	75
Lindholm Fee #1	Producing	46	6
Daily totals in MCF of Gas		4,583	559

PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS.

In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas ("JMI"). As of January 1, 2006, there were four (4) active wells on this lease and twenty (20) inactive well bores. In July 2004, under the terms of the Aquatic Agreement, Aquatic exercised its option to participate for a 50% working interest in this acquisition by purchasing a 50% working interest from the Company. In September of 2006, the Company re-purchased the remaining fifty percent (50%) working interest formerly owned by Aquatic Cellulose in the Prado Field for a cash payment of $300,000. The Company now owns 100% of the working interest in the Prado Field production.  We have finalized  a seismic and geological interpretation of the field and have identified re-completion potential and possible future drilling locations on Company owned acreage. A workover program and well plugging program commenced in November 2007 and will continue into mid 2008 on certain existing wells.  Since the workover program commenced, we have plugged and abandoned seven (7) wells and recompleted two (2) new wells.  As of March 31, 2008, production is averaging 32 BOPD from four (4) pumping wells.

OTHER INDUSTRY AGREEMENTS

The Company has executed agreements with other oil and gas companies and other industry investors who are interested in participating in the Company's exploration and production activities.

GEOPHYSICAL INTERPRETATION AGREEMENT:

In July 2005, the Company executed a Geophysical Interpretation & Exploration Agreement (“Seismic Agreement”) with Viking International Petroleum, L.L.C. (“Viking”) which was later amended in May of 2006. Under the Seismic Agreement, Viking committed to reprocess the Company’s 3-D seismic data base in Matagorda County, Texas using its proprietary technology for the purpose of reprocessing the seismic data, identifying new well locations and to provide structural interpretations and mapping as requested by the Company. Under the original and amended agreement, in return for reprocessing and interpretation work, the Seismic Agreement provides for Viking to earn an overriding royalty as it sole compensation. Under the May 2006 amendment, Viking’s earning rights were limited to a Common Area, any and all other acreage previously covered by the original July 2005 agreement and outside of the Common Area was released, and is no longer subject to an overriding royalty as if the original agreement had never existed. Under the May 2006 amendment, Viking retained the right but not the obligation to participate for between 10% and up to 50% of the working interest, on a well bore only basis, of any new productive well drilled in the Common Area. Century Resources, Inc. shall be the operator with respect to any operations that occur in the Common Area.

OIL AND GAS ACREAGE, PRODUCTIVE WELLS,
AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE LAST THREE FISCAL YEARS OPERATED AND NON-OPERATED PROPERTIES:

	2007	2006	2005
AVERAGE SALE PRICE OF OIL
(Per bbl.)	$70.34	$62.87	$53.63

AVERAGE SALE PRICE OF GAS
(PER MCF)	$6.10	$5.99	$7.10

NET OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2007	2006	2005
	Barrels	Barrels	Barrels

MUSTANG CREEK FIELD	127,738	173,097	--

PRADO FIELD	2,083	--	--

SAN MIGUEL CREEK FIELD	11,344	9,938	8,143

TENNA FIELD	5,414	7,811	7,099
ANNUAL TOTALS	146,579	190,846	15,242

NET GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2007	2006	2005

SARGENT SOUTH FIELD (MCF)	180,220	318,229	164,965

TYLER RANCH GAS UNIT #1 (MCF)*	--	105,861	--

TOTAL	180,220	424,090	164,965

*In July 2006 the TYLER RANCH GAS UNIT #1 well stopped producing and is  now shut-in and non-operational.

NET GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2007	2006	2005

WISHBONE FIELD-
LINDHOLM HANSON
GAS UNIT(MCF)	272,301	715,624	1,374,755

This table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to New Century Energy Corp. for the fiscal years ended December 31, 2007 and 2006, and the average sales prices, average production costs and direct lifting costs per unit of production for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006

Net Production
Oil (Bbls)	146,579	190,846
Gas (Mcf)	452,521	1,139,714

Average Sales Prices
Oil (per Bbl)	$70.34	$62.87
Gas (per Mcf)	$6.10	$5.99

Average Production Cost [1]
per equivalent Bbl of oil	$48.27	$31.38

Average Lifting Costs [2]
per equivalent Bbl of oil	$11.61	$5.81

[1]	Production costs include depreciation, depletion and amortization, lease operating expenses and all associated taxes.

[2]	Direct lifting costs include lease operating expenses and all associated taxes but do not include impairment expense, ceiling write-down, or depreciation, depletion and amortization.

OIL AND GAS ACREAGE

In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's and its subsidiaries’ acreage position at December 31, 2007:

	DEVELOPED		UNDEVELOPED
	GROSS	NET	GROSS	NET
Goliad County, TX	84	84	1,086	1,086

Jim Hogg County, TX	1,280	1,280	0	0

Matagorda County, TX	3,645	2,916	0	0
(onshore)

Matagorda County, TX	0	0	1,610	1,288
(offshore)

McMullen County, TX	240	240	0	0
(San Miguel Creek Field)

McMullen County, TX	720	109	0	0
(Wishbone Field)

McMullen County, TX	7,765	7,765	2,696	2,696
(Mustang Creek Field)

Wharton County, TX	100	100	0	0

Kern County, CA	0	0	1,500	1,500
Total	13,834	12,494	6,892	6,570

The Company's net undeveloped acreage, subject to expiration as follows:

Year	Acres
2008	1688
2009	1014
2010	1943
2011	1924

PRODUCTIVE WELLS

The following table sets forth our gross and net productive oil and natural gas wells at December 31, 2007:

	PRODUCING	OIL WELLS	PRODUCING	GAS WELLS
	GROSS	NET	GROSS	NET

Jim Hogg County, TX	3	3	0	0

Matagorda County, TX	0	0	3	2.4

McMullen County, TX	26	25.75	11	1.705

Wharton County, TX	2	2	0	0
TOTAL	31	30.75	14	4.105

 DRILLING ACTIVITY:

The following tables set forth the results of our drilling activities over the years ending December 31, 2007, 2006, and 2005:

	OIL WELLS
	2007		2006		2005
	Oil Gross	Wells Net	Oil Gross	Wells Net	Oil Gross	Wells Net
Exploratory Wells – Productive (1) (2)	6	6	1	1	0	0
Exploratory Wells- Non-productive (1) (3)	7	7	1	1	1.5
Development Wells	0	0	0	0	0	0

	GAS WELLS
	2007		2006		2005
	Gas Gross	Wells Net	Gas Gross	Wells Net	Gas Gross	Wells Net
Exploratory Wells – Productive (1) (2)	0	0	0	0	4.608
Exploratory Wells- Non-productive (1) (3)	0	0	0	0	1.0419
Development Wells	0	0	0	0	0	0

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the year ended December 31, 2007, we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek Field wells; and Flint Hill Resources, Inc., acquires the crude oil produced from our San Miguel Creek, Tenna Field and Prado Field oil wells. Two separate purchasers individually accounted for 100% of sales of natural gas products.  Additionally, our non-operated properties had yet another purchaser that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the year ended December 31, 2007.

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

ITEM 3. LEGAL PROCEEDINGS

In February 2008, a demand was made by letter from counsel for J & P Family Properties, Ltd. and Lara Energy, Inc. (the “Claimants”).  The letter relates only to Gulf Coast’s McMullen County and Atascosa County properties and possible acquisitions, all as found in an area outlined on a plat attached to a Geophysical Exploration Agreement dated January 8, 2004 between Manti Resources, Inc. and the Claimants, describing an Area of Mutual Interest.  Claimants contend that pursuant to a June 1, 2006 letter agreement, Gulf Coast assumed Manti’s obligations to assign overriding royalties up to 3% on future acquisitions within the referenced area.

The demand seeks assignments of overriding royalty interest believed in no event to exceed 3%, and in some cases less, on newly acquired (since June 1, 2006) acreage together with various forms of information regarding operation, in the referenced area.  We strongly disputed this claim and are engaged in an attempt to resolve this matter without arbitration.  If such efforts are not successful, we believe that arbitration would be the contractually established method for resolving this dispute.

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

	TRADING PRICES
QUARTER ENDED	HIGH	LOW

December 31, 2007	$0.07	$0.021
September 30, 2007	$0.11	$0.035
June 30, 2007	$0.12	$0.060
March 31, 2007	$0.16	$0.080

December 31, 2006	$0.20	$0.090
September 30, 2006	$0.27	$0.140
June 30, 2006	$0.32	$0.170
March 31, 2006	$0.32	$0.170

There were approximately 475 holders of record of the common stock as of March 31, 2008.    The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

On November 20, 2007, in connection with Gulf Coast entering into a Securities Purchase Agreement with the Agent for Valens U.S. SPV I, LLC (“Valens U.S.”) and Valens Offshore SPV II, Corp. (“Valens Offshore”), Gulf Coast sold Valens U.S. a Secured Term Note in the amount of $3,100,000.  Gulf Coast claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and Gulf Coast took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by Gulf Coast.

In connection with the same Securities Purchase Agreement above, Gulf Coast also sold Valens Offshore a Secured Term Note in the amount of $4,000,000.  Gulf Coast claims an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuances since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by Gulf Coast, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

On November 30, 2007, New Century also entered into a Securities Purchase Agreement with the Agent for Valens U.S. and Valens Offshore, whereby we sold Valens U.S. a Secured Term Note in the amount of $2,300,000.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

In connection with the same Securities Purchase Agreement above, we also sold Valens Offshore a Secured Term Note in the amount of $3,000,000.  We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by us, a distributor, any respective affiliates, or any person acting on behalf of any of the foregoing.

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

PLAN OF OPERATIONS OVERVIEW

New Century Energy Corp. is an independent oil and gas exploration and production company, with daily net production to its working interest of approximately 750 barrels of oil per day (Bopd) and 1.950 million cubic feet of gas per day (Mcfgpd). The Company’s proved reserves as of December 31, 2007 are 1,613,000 barrels of crude oil and 3.0 billion cubic feet (Bcf) of gas.  The Company’s major areas of operations are located onshore United States, primarily in Matagorda, McMullen, Goliad and Wharton Counties in Texas.

During 2007, the Company’s proved oil reserves increased by over 88% due primarily to drilling success of new oil reserves in the Mustang Creek Field area in McMullen County, Texas and favorable well performance.  Proved developed oil reserves now equal 1.3 million barrels, and comprise 80% of the Company’s 1.6 million barrels of total proved oil reserves.

During 2007, the Company’s proved gas reserves in the Wishbone Field were decreased by 57%.  The majority of this reduction, approximately ninety percent (90%), was due to a significant reduction in future proved undeveloped (PUD) locations projected to be drilled.  This reduction was based on the operator’s indication that only one more PUD may be drilled due to current high drilling costs and lower product prices.  In addition, the decline rate associated with the existing proved developed producing (PDP) gas reserves was steeper than previously projected, which contributed to approximately ten percent (10%) of the decrease in the proved reserves in this field.  Proved developed gas reserves equal 2.2 Bcf of gas, and comprise 73% of the Company’s 3.0 Bcf of total proved gas reserves.

The Company's estimates of proved reserves and proved undeveloped reserves at December 31, 2007 and 2006, and changes in proved reserves during the last two years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities in the Company's 2007 Consolidated Financial Statements of this Form 10-KSB. Proved reserve estimates were made by R.A. Lenser and Associates, an independent petroleum evaluation and consulting firm, and were prepared in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

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

The Energy Information Administration “EIA” of the U.S. Government in its Short-Term Energy Outlook release dated March 11, 2008 states, “Tight fundamentals, reflected by low available crude oil surplus production capacity, combined with supply concerns in several oil exporting countries, have continued to put upward pressure on world crude oil prices.  The outlook over the next 2 years points to some easing of the oil market balance due to increased production outside of the Organization of the Petroleum Exporting Countries (OPEC) and planned additions to OPEC capacity.  The annual average WTI [West Texas Intermediate] price, which was $72 per barrel in 2007, is projected to average $94 per barrel in 2008, but ease somewhat to about $86 per barrel in 2009.” Regarding natural gas, the EIA’s current projection calls for the average U.S. wellhead price for natural gas to be “8.18 per Mcf in 2008 and $7.95 per Mcf in 2009.”

With the uncertainties in product prices, and possible changes in sales volumes that may increase or decrease as a result of future operations, these factors can impact cash flow from operating activities in the short and long term. If there are significant changes in crude oil or natural gas prices in 2008 and 2009 beyond those projected by the EIA, this factor may have a material impact on future revenues, income and operating cash flows for the Company.

The discussion found below describes our activities and operations in more detail.

BUSINESS STRATEGY FOR 2008 & 2009

As part of our corporate strategy, we expect to remain focused in the following operational and project areas:

1.	remain focused in the Texas Gulf Coast onshore region;

2.	acquire properties and proven reserves where we believe additional value can be created through a combination of exploitation, development, exploration drilling and expanding marketing opportunities;

3.	acquire properties that give us a majority working interest and operational control or where we believe we can ultimately obtain it;

4.	maximize the value of our properties by increasing production and reserves while reducing operating costs;

5.	maintain a highly experienced team of operations and exploration consultants using state of the art 3D seismic technology to prepare detailed field geological studies; and

6.
develop drilling prospects and acquire acreage positions over new drilling areas, for future drilling by the Company or farmout to qualified industry partners. In connection with this strategy, new projects are being evaluated in Texas.

OPERATED PROPERTIES:

As of December 31, 2007, we estimated that our daily deliverability was approximately 1,600 Mcf of gas per day, and 700 Bpd of crude oil per day on Company operated properties. In the fourth quarter of 2007, we commenced our second drilling program in McMullen County and as of March 30, 2008, we had drilled seven prospects and set production casing in four (4) new wells. This drilling program will continue through the second quarter of 2008, and into the third quarter of 2008, as we continue to drill our prospects in McMullen County, Texas. Additional prospective acreage has been identified for oil and gas leasing in the Mustang Creek field area and new wells will be drilled on this acreage in 2008 and beyond. During 2007 our production declined in the South Sargent Field due to natural depletion of reservoirs over time.  Also, we worked over two wells in the fourth quarter of 2007 that increased production to 1,600 MCFPD. We have identified 5 new locations to be drilled in this field and its surrounding area in 2008 and beyond. As producing wells deplete in current producing sands, we expect to continue our recompletion program on our owned and operated wells.

In December 2006, we acquired an inactive wellbore and complete production facilities from Unit Petroleum Corporation and also purchased new oil and gas leases in Goliad County, Texas. We intend to recomplete the Lewis A-2 well in the second quarter of 2008, to exploit probable undeveloped gas reserves associated with this prospect.

While it is extremely difficult to accurately forecast future production, we believe that our recompletion and drilling programs in Matagorda and McMullen Counties will provide long-term stable production potential and will be an important source of our reserve growth for the foreseeable future, of which there can be no assurance.

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

As of March 31, 2008, we estimate that daily gas deliverability from Wishbone Field was approximately 4.5 MMCF of gas per day to the 8/8ths interest, with net production to the Company's net revenue interest (0.1224%) of approximately 559 MCF of gas per day.

As of January 1, 2008, our third party engineers attribute over 1.3 billion cubic feet of total proved gas reserves in the Wishbone Field to our net interest, with approximately $6.3 million of undiscounted future net income attributed to our interests in the Wishbone Field.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities and the related disclosures in the accompanying financial statements. Changes in these estimates and assumptions could materially affect our consolidated financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if: (a) it requires assumptions to be made that were uncertain at the time the estimate was made and (b) changes in the estimate or different estimates that could have been selected may have a material impact on our consolidated results of operations or financial condition. All other significant accounting policies that we employ are presented in the notes to the consolidated financial statements. The following discussion presents information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate.

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

Proved Reserve Estimates. -

Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and work-over costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our consolidated financial statements. When converting proved gas reserves to barrel of oil equivalent, we use a conversion factor of 6,000:1, or 6,000 cubic feet of gas equaling 1 barrel of oil.

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

From the debtor's perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different in the present value of the cash flows under the terms of the new debt instrument when it is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument.

In evaluating the refinancing that occurred in December 2006 when New Century Energy Corp. exchanged proceeds costing 10.25% interest for that costing 17.5% interest in terms of present value, it was deemed that SFAS 140 did not apply since the 17.5% note was liquidated. The present value of the other note instruments modified in the transaction did not change by more than the minimum of ten percent.

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

Loss per share

In accordance with SFAS No. 128, "Earnings Per Share," we report basic loss per common share, which excludes the effect of potentially dilutive securities, and diluted loss per common share, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. The Company has outstanding free standing and embedded derivatives that were issued with the Secured Convertible Note in June 2005 and the Third Amendment to the Secured Convertible Note in December 2005. These are potentially dilutive securities, as well as other outstanding warrants, but their impact was antidilutive in 2007 and 2006.

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

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) was effective for us on January 1, 2006.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity". If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 may have on its consolidated financial statements.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, ("FSP EITF 00-19-2"), Accounting for Registration Payment Arrangements. This FSP addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.   The Company adopted FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP did not have a material effect upon the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)” (“SFAS 158”), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet.  The Company adopted SFAS 158 on January 1, 2007. The adoption of SFAS 158 did not have a material impact on its consolidated financial statements.

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

In July 2006, The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value.  The Company adopted SFAS 156 on January 1, 2007. The adoption of SFAS 156 did not have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets.  SFAS No. 155 was effective for the Company for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings.  The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement during 2007 on our Company’s consolidated financial statements was not material.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 141R will have on the Company’s consolidated financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” ("SFAS 161"), which establishes new disclosure requirements for derivative instruments and hedging activities.  We do not engage in hedging activities, therefore, we do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS:

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Revenues -

Our revenues are summarized as follows for the years ended December 31:

	2007	2006	% Change

Oil sales	$10,726,587	$8,065,927	33%
Gas sales	2,885,716	6,797,801	(58)
Oil and gas	13,612,303	14,863,728	(8)
Gain on sale of oil and gas interest	34,680	44,766	(23)
Gas operations consulting	36,930	18,708	97
Total revenues	$13,683,913	$14,927,202	(8)%

Oil sales rose $2.7 million for the year ended 2007, compared to the year ended 2006, primarily due to the completion of six new wells (Double K #4, and #5, Rabke #2, Mahoney #2, Swaim #33-2 and Swaim #58-2) in the Mustang Creek Field and increased production and sale of oil in connection with such wells during the year ended December 31, 2007. Revenue of $2,358,713 (29,209 barrels) was attributable to the new wells from the Mustang Creek Field in 2007.  Additionally, during 2007, we earned twelve (12) months of revenue relating to the Mustang Creek Field acquisition, as compared to only eight (8) months in 2006, as such acquisition was made in April 2006. Also contributing to the increase in 2007 oil revenue was the installation of pumping units on existing wells that increased production, as well as the increase in the price of oil in 2007, compared to oil prices in 2006. The average price of oil for our operated and non operated properties was $70.34 per barrel in 2007 compared to $62.87 during 2006.

The major contributor of the $3.9 million decrease in gas sales in 2007 was the declining production in the Lindholm-Hanson Gas Unit.  Total production was 272 MMCF in 2007 compared to 715 MMCF in 2006.

During 2006, the non operator working interest partner in the Hamill wells was charged an operating fee on a per well basis as provided in the joint agreement governing the property.

Expenses-

Our expenses were comprised of the following for the year ended December 31:

	2007	2006	% Change

Exploration	$1,960,977	$1,128,134	74%
Lease Operating	2,964,389	1,509,150	96
Production Taxes	607,225	704,051	(14)
Depreciation, depletion and amortization	8,138,310	9,737,889	(16)
Impairment of oil and gas properties	10,211,390	-	100
General and administrative	1,196,638	1,291,295	(7)
Total expenses	$25,078,929	$14,370,519	62%

Exploration expenses rose $832,843 for the year ended 2007, compared with exploration expenses for the year ended 2006, due mainly to the write-off of the Rabke #1, Henry Kuykendall #1, Double K Swaim #1, Swaim #58-3, and Hodde #2 dry wells during the year ended December 31, 2007.

The added costs associated with operating the wells in the Mustang Creek Field acquisition for twelve months in 2007 as compared to only eight months in 2006 and the costs of operating the six new wells completed in the Mustang Creek Field gave rise to $1,236,845 of the $1,455,239 increase in lease operating expenses for the year ended December 31, 2007, compared to the year ended December 31, 2006. Also, contributing to the rise in the operating expenses were the increase in the 2007 work over expenses in the Sargent Field compared to 2006. The production taxes decreased in 2007 due to the decrease in production in 2007 as compared to the 2006 production in the Wishbone Field.

Depreciation, depletion and amortization decreased by $1,599,579 for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to the decrease in both our overall production and reserves, mainly due to the impairment associated with the Wishbone Field.

Due to the declining reserves in the Wishbone Field, there was a $10,211,390 impairment expense for the year ended December 31, 2007.  During 2007, the Company’s proved gas reserves in the Wishbone Field were decreased by 57%.  The majority of this reduction, approximately ninety percent (90%), was due to a significant reduction in future proved undeveloped (PUD) locations projected to be drilled.  This reduction was based on the operator’s indication that only one more PUD may be drilled due to current high drilling costs and lower product prices.  In addition, the decline rate associated with the existing proved developed producing (PDP) gas reserves was steeper than previously projected, which contributed to approximately ten percent (10%) of the decrease in the proved reserves in this field.

General and administrative expenses decreased by $94,657 or 7%, for the year ended December 31, 2007, compared to the year ended December 31, 2006, which decrease was primarily associated with the accounting services related to establishing the new accounting software system, which was implemented in 2007, and special audit fees during the year ended December 31, 2006, which were not represented during the year ended December 31, 2007.

Other Income (Expense)-

Other income (expense) consisted of the following for the year ended December 31:

	2007	2006
Net decrease in fair value
of derivative liabilities	$1,255,507	$1,296,373
Loss on early extinguishment of debt	-	(204,170)
Interest and amortization of discount
on debt expense	(9,368,772)	(7,958,392)
All other, net	320,943	211,938
Other income (expense), net	$(7,792,322)	$(6,654,251)

The Convertible Note for the first acquisition of the Lindholm-Hanson Gas Unit (the “L-H Gas Unit”) in June 2005, comprised freestanding derivatives of warrants and options issued to the lender (the Warrant and Option, described in greater detail above), and embedded derivatives relating to a conversion feature, a contract rate adjustment and an optional redemption provision (the Convertible Note, as described above) which were bundled together into a single compound embedded derivative for financial accounting purposes.

These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our consolidated statements of operations. For each of the years ended December 31, 2007 and 2006, the net decrease in fair value, or increase in income, by derivative was as follows:

	2007	2006

Laurus Warrant	$295,729	$389,577
Laurus Stock Option	89,934	392,765
Single compound embedded derivative
within Convertible Note	490,608	210,426
Laurus December Option	379,236	303,605
Decrease in fair value of derivative liabilities	$1,255,507	$1,296,373

The Black-Scholes Method is utilized in determining fair value of the Laurus Stock Option, Laurus Warrant and the Laurus December Option. Principally due to a decrease in the price of our common stock and increase in the volatility assumption since the issuance of the note, the fair value of these derivative liabilities has decreased sharply over time, as shown by the table above. A layered discounted probability-weighted expected cash flow method is used for determining the fair value of the single compound embedded derivative. The effect of the smaller initial assigned fair market value to the single compound embedded derivative, together with our stock price and volatility assumption representing only one component of the methodology, resulted in the effect on income not being as great as the effect on the freestanding derivatives. So long as the Convertible Note remains outstanding, the quarterly mark-to-market adjustments of these derivative liabilities could produce wide fluctuations in our consolidated financial position and results of operations.

We utilized a portion of the proceeds from the $16.2 million December 2006 Note to repay in full the June 2006 Gulf Coast Note, in order to pay off existing higher interest rate notes, which resulted in the loss on early extinguishment of debt of $204,170 in the 2006 consolidated statement of operations for the year ended December 31, 2006. The extinguishment amount is equal to the unamortized discount and deferred loan costs on the June 2006 Gulf Coast Note.

Interest and amortization of discounts on debt for each of the years ended December 31, 2007 and 2006 can be broken down as follows:

	2007	2006
Interest expense on notional balance	$7,578,598	$6,190,935
Accretion of note discount	1,760,258	1,659,441
Amortization of deferred loan costs	29,916	108,011
	9,368,772	7,958,387
Other interest expense	-	5
Total interest expense	$9,368,772	$7,958,392

The interest on notional balances during the years ended December 31, 2007 and 2006, represents the stated interest on the Restated and Amended Convertible Note and the four Secured Term Notes held by us and the three Secured Term Notes held by Gulf Coast Oil Corporation, our wholly owned subsidiary.

The accretion of note discounts for the periods presented refers to the accretion of the unamortized discounts on the Restated and Amended Convertible Note and the six Secured Term Notes of the consolidated entity using the effective interest method. Each discount is amortized over the original life of the note.

Amortization of deferred loan costs comprises fees (i.e. escrow fees, legal fees, etc.) paid to non-lenders in connection with the Convertible Note and seven of the Secured Term Note financings. Such costs are capitalized as deferred loan costs and amortized over the respective life of the note.

Also included in other income (expense), are the following line items:

	2007	2006
Release of Vertica liabilities	$59,260	$60,815
Other income	285,143	154,407
Other expenses	(23,460)	(3,284)
Total all other, net	$320,943	$211,938

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

Net Loss -

The Company had a net loss of $19,187,338 for the year ended December 31, 2007, as compared to a net loss of $6,097,568 for the year ended December 31, 2006. Significant components of the increased net loss in 2007 as compared to 2006 include the $10.2 million impairment of oil and gas properties associated with the Wishbone Field, $1.4 million increase in interest costs and a $1.2 million reduction in total revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents -

We have cash and cash equivalents of $9,522,517 plus restricted cash of $1,964,446 as of December 31, 2007; however, based on our current plan of operations, we do not believe that we have sufficient funds to continue our operations for the next 12 months. We believe that we will require additional funds to continue our oil and gas exploration and production program. If we are unable to raise additional financing in the next 12 months, and we fail to otherwise generate sufficient cash flows through operations, we will be required to modify our operations plan accordingly or even to cease operations altogether. These funds may be raised through equity financing, debt financing or other sources, and may result in substantial dilution of the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Due to the substantial doubt of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We had total current assets as of December 31, 2007 of $14,144,994, which included the cash and cash equivalents of $9,522,517 and restricted cash of $1,964,446, certificate of deposit of $35,075, accounts receivable of $2,038,876, amount due from Laurus of $8,942, inventory of $512,578 and prepaid expenses and other of $62,560.

Total Assets -

We had total assets of $54,058,399 as of December 31, 2007, which included $14,144,994 of current assets; $102,303 of office equipment, net of $84,528 of accumulated depreciation; $39,560,602 of oil and gas properties net of accumulated depletion of $30,941,996, which includes $10,211,390 of impairment expense; and deferred loan costs and other assets of $250,500.

Working capital -

At December 31, 2007, we had a working capital deficit of $18,204,174. Additionally, as of December 31, 2007, we had current liabilities of $32,349,168, which included $29,730,690 of current portion of notes payable due in 2008 and $806,867 in derivative liabilities which are subject to wide fluctuations from quarter-to-quarter. The classification of our derivative liabilities did not change upon our adoption of  FASB Staff Position (FSP) No. EITF 00-19-2 in 2007. Our current assets of $14,144,994 at December 31, 2007, are substantially liquid as they comprise cash and cash equivalents of $9,522,517, restricted cash of $1,964,446, and accounts receivable of $2,038,876.  We do not have sufficient funds to meet our financial obligations for 2008 without successful negotiation of a refinancing of both the $11.1 million balloon payment under the $15 million Secured Convertible Term Note, due June 30, 2008, and the $6.4 million balloon payment under the $9.5 million Secured Term Note, due July 1, 2008.  The conditions described above create substantial doubt as to the Company’s ability to continue as a going concern.  See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB.

Liabilities -

Total liabilities as of December 31, 2007 were $76,920,658, and included current liabilities of $32,349,168; $44,073,786 in notes payable in connection with amounts loaned to us by Laurus, less current portion of $29,730,690 and unamortized discounts of $2,002,812; and asset retirement obligation of $497,704.

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

Cash flows-

	2007	2006
Net cash provided by /(used in)
Operating activities	$(859,377)	$5,162,379
Investing activities	(7,080,834)	(38,067,485)
Financing activities	9,938,450	37,117,610
Increase/(decrease) in cash and
cash equivalents	$1,998,239	$4,212,613

Year ended December 31,	2007	2006
Cash and cash equivalents	$9,522,517	$7,524,278

Operating activities -

Year ended December 31, 2007

Cash flows used in operating activities of $859,377 for the year ended December 31, 2007, included a net loss for the year of $19,187,338; changes in working capital components which totaled $437,902; interest earned on restricted cash balances of $154,542; and other non-cash financing cost adjustments, which netted to $70,480 (write down of Vertica liabilities, loss on natural gas put option and gain on sale of oil and gas property).  Offsetting the cash used in operating activities were the benefits of non-cash charges for depletion, depreciation and amortization of $8,138,310; impairment of oil and gas properties of $10,211,390; and non-cash adjustments of $534,667, (net decrease in fair value of derivative liabilities and accretion of discount and loan cost on debt); and $106,518 for the asset retirement obligation for the year ended December 31, 2007.

Investing Activities –

Year ended December 31, 2007

Cash flows used in investing activities of $7,080,834 for the year ended December 31, 2007, were primarily attributed to investments in oil and gas properties totaling $2,059,483; investment in unproved properties of $484,832; and investment in drilling exploratory wells at Mustang Creek of $4,655,289. Other investing activities netted to a cash inflow of $118,770 during the year ended December 31, 2007.

Financing activities -

Year ended December 31, 2007

Cash flows from financing activities of $9,938,450 for the year ended December 31, 2007, were generated from net proceeds totaling $5,114,500 on the New Century November 2007 Notes and $6,851,500 on the Gulf Coast November 2007 Notes.  Offsetting positive cash flows from financing was $5,183,558 in debt payments.  A portion of the proceeds totaling $3,156,008 from the December 2006 $16.2 million note was released for our drilling program by Laurus.

Outlook:

Our objective in 2008 is to generate positive cash flows from operations to meet our working capital requirements and service our debt, namely the principal and interest payments under the Secured Convertible Note and the seven Secured Term Notes.

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

We have plans to continue our redevelopment of our South Sargent Field, and also continue our drilling program in the Mustang Creek field area. Our goal for 2008 is to increase reserves significantly. To achieve future production and reserve growth, we will continue to pursue acquisitions that meet our criteria and to complete development projects in our inventory of potential drilling locations. Our 2008 development drilling budget is approximately $9,500,000. While an acquisition budget has not been formalized, we plan to actively review additional acquisition opportunities during 2008. We cannot ensure that we will be able to find properties that meet our acquisition criteria, that we can purchase such properties on acceptable terms, or secure the necessary funding to close additional acquisitions.

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

Based on our current plan of operations, we do not believe that we have sufficient funds to continue our operations for the next 12 months. We believe that we will require additional funds to continue our oil and gas exploration and production program. If we are unable to raise additional financing in the next 12 months, and we fail to otherwise generate sufficient cash flows through operations, we will be required to modify our operations plan accordingly or even to cease operations altogether. These funds may be raised through equity financing, debt financing or other sources, and may result in substantial dilution of the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

RISK FACTORS

Our business is subject to many risk factors, including the following (references to "our," "us," "we," and words of similar meaning in these Risk Factors refer to the Company, the Company's wholly owned subsidiary Century Resources, Inc. ("Century"), and the Company's wholly owned subsidiary Gulf Coast Oil Corporation ("Gulf Coast"), unless the context suggests otherwise).

RISKS RELATING TO OUR OPERATIONS

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS ISSUED AN UNQUALIFIED OPINION WITH AN EXPLANATORY PARAGRAPH, TO THE EFFECT THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern. This unqualified opinion with an explanatory paragraph could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB.

We have no committed sources of capital and do not know whether additional financing will be available when needed on terms that are acceptable, if at all. The addition of this going concern statement from our independent registered public accounting firm may discourage some investors from purchasing our stock or providing alternative capital financing. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

Unless we raise additional funds, either through the sale of equity securities or one or more collaborative arrangements, we will not have sufficient funds to continue operations. Even if we take these actions, they may be insufficient, particularly if our costs are higher than projected or unforeseen expenses arise.

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

We also raised $7,100,000 on November 20, 2007 when Gulf Coast entered into a Securities Purchase Agreement with LV Administrative Services, Inc., as administrative and collateral agent (the “Agent”) for Valens U.S. SPV I, LLC (“Valens U.S.”) and Valens Offshore SPV II, Corp. (“Valens Offshore”), whereby Gulf Coast sold Valens U.S. a Secured Term Note in the amount of $3,100,000 and Valens Offshore a Secured Term Note in the amount of $4,000,000.  Lastly, we raised an additional $5,300,000 on November 30, 2007 when New Century entered into a Securities Purchase Agreement with the Agent for Valens U.S. and Valens Offshore, whereby we sold Valens U.S. a Secured Term Note in the amount of $2,300,000 and Valens Offshore a Secured Term Note in the amount of $3,000,000.

As a result, as of December 31, 2007, we had $9,522,517 of cash on hand and $1,964,446 in restricted cash.  However, based on our current plan of operations, we do not have sufficient funds for the next 12 months. We believe that we will require additional funds to continue our oil and gas exploration and production program. If we are unable to raise additional financing in the next 12 months, and we fail to otherwise generate any cash flow through operations, we will be required to modify our operations plan accordingly or even to cease operations altogether. These funds may be raised through equity financing, debt financing or other sources, and may result in substantial dilution of the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

WE OWE LAURUS MASTER FUND, LTD., A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

In connection with the Securities Purchase Agreement, Laurus Master Fund, Ltd. ("Laurus"), purchased a $15,000,000 Secured Convertible Term Note, later amended and replaced by the Restated Note and subsequent thereto the Second Restated Convertible Note, described below (the "Note"), which bears interest at the rate of 9.25% per year (as of December 31, 2007), which is subject to adjustment as described above under "Description of Business," and which is due and payable on June 30, 2008, and which $100,000 of principal is payable on the first day of each month beginning in March 2007 and ending on December 31, 2007, and $250,000 of principal is payable on the first day of each month beginning on January 1, 2008 and ending on June 30, 2008, at which time the remaining $10,800,000 principal amount of the Note is due and payable. Additionally, on September 19, 2005, we sold Laurus a separate Secured Term Note (the "Term Note") in the amount of $9,500,000. The Term Note bears interest at the rate of twenty percent (20%) per year, and is payable monthly in arrears through a payment to Laurus of the greater of (a) 80% of the production payments on our 7.5% working interest on the Lindholm-Hanson Gas Unit property purchased in September 2005; or (b) the monthly interest accrued there under. The Term Note is currently due on July 1, 2008.

Additionally, our wholly owned subsidiary, Gulf Coast, sold a Secured Term Note in the amount of $40,000,000, which note bears interest at the prime rate (as published by the Wall Street Journal) plus 2%, subject to a minimum interest rate of 8% per annum (currently 8%, with the prime rate at 5.25% as of March 24, 2008) per year and which unpaid principal and unpaid accrued interest, if any, shall be due and payable on October 28, 2009, as well as a forty (40) month Secured Term Note in the amount of $5,000,000, which was later repaid with a portion of the December 2006 Note sold to Laurus in December 2006 (defined below).

In December 2006, we sold Laurus a Secured Term Note in the amount of $16,210,000, of which $10,000,000 was immediately used to repay the balance of the $5,000,000 Gulf Coast note, and a portion of the $40,000,000 Gulf Coast note (the "December 2006 Note"). The December 2006 Note bears interest at the rate of the Prime Rate plus 2%, subject to a minimum interest rate of 8% per annum, until paid, currently equal to 8% per annum, and is due and payable on January 4, 2010. Amortizing payments are due under the December 2006 Note in the amount of $200,000 on the first day of each month beginning on July 1, 2007 until the December 2006 Note is paid in full.

During October and November 2007, Gulf Coast failed to make payments of interest on the Gulf Coast Note to Laurus; however, we borrowed $7,100,000 on November 20, 2007 when Gulf Coast entered into a Securities Purchase Agreement with the Agent for Valens U.S. and Valens Offshore, whereby Gulf Coast sold Valens U.S. a Secured Term Note in the amount of $3,100,000 and Valens Offshore a Secured Term Note in the amount of $4,000,000.  Further, we borrowed  an additional $5,300,000 on November 30, 2007 when New Century entered into a Securities Purchase Agreement with the Agent for Valens U.S. and Valens Offshore, whereby we sold Valens U.S. a Secured Term Note in the amount of $2,300,000 and Valens Offshore a Secured Term Note in the amount of $3,000,000.

While, we do have sufficient cash on hand to pay the April 1, 2008 payment of $250,000 of principal on the Note and the April 1, 2008 payment of $200,000 on the principal amount of the December 2006 Note, there can be no assurance that we will continue to have sufficient funds to pay any principal or interest on the Note or the December 2006 Note, or the Term Note or Gulf Coast note if such production payment is not sufficient to pay Laurus the required monthly amounts of principal when due. Also, we do not believe that we will have funds available to repay the full $12,000,000 remaining on the Note as of March 31, 2008, the approximately $6,351,390 remaining on the Term Note (not including any accrued or unpaid interest, as of the filing of this Report), that we will have sufficient funds to repay the $16,210,000 December 2006 Note, and/or that Gulf Coast will have sufficient funds to repay the $40,000,000 note owed to Laurus if such repayment amount is not sufficiently covered by the payment of production proceeds to Laurus, as described below. If we do not have sufficient funds to pay the total remaining amount of the Note (after taking into effect amortizing payments of principal, which we may not have sufficient funds to pay, and conversions) when due, the interest on or the principal amount of the Term Note or December 2006 Note when due and/or if Gulf Coast does not have sufficient funds to repay its outstanding note if not sufficiently repaid Laurus may, at its option, take control of substantially all of our assets (as described in more detail under "Risks Relating to the Company's Securities") or it can declare 130% of the then outstanding principal amounts of the notes due and payable, plus any accrued and unpaid interest.

As of March 31, 2008, we will need to raise or otherwise generate approximately $12,000,000 to repay the Note (not including any adjustments for payment of principal or conversion into shares of our common stock) by June 30, 2008, $14,411,328 to repay the December 2006 Note by January 4, 2010, (not including any interest which is accruing or payments of principal) $6,351,391 to repay the Term Note (not including any interest which is accruing or payments of principal) and $29,744,569 to repay Gulf Coast's note (not including any interest which is accruing or payments of principal), if such notes are not repaid by production payments on certain of our properties, as described below, by July 1, 2008 and October 28, 2009, respectively. If we fail to raise this money, we could be forced to abandon or curtail our business operations.

WE MAY FACE DELAYS AND/OR MAY BE PREVENTED FROM EXECUTING OUR CURRENTLY PLANNED DRILLING ACTIVITIES IF WE DO NOT RECEIVE THE APPROXIMATELY $1,960,000 IN CASH HELD IN A RESTRICTED ACCOUNT, WHICH LAURUS HAS SOLE DISCRETION IN RELEASING TO US.

We currently have restricted cash of $1,964,446, which cash is restricted by Laurus and held in a bank account for use by us in connection with future drilling operations on our properties. The restricted cash must be released by Laurus for our and Gulf Coast’s use, and although Laurus has agreed to release such cash for our future drilling program, until such funds have been fully disbursed, we can provide no assurances that such funds will be released to us in the future.  The release of our restricted funds by Laurus is at Laurus’ sole discretion.  If we do not continue to receive the restricted cash which we currently require to continue our drilling operations, we may be forced to curtail or abandon our currently planned drilling activities.  If that were to happen, it may delay or prevent our discovery of new oil and gas reserves, if any, and may cause the value of our common stock to decline in value or become worthless.

WE RELY HEAVILY ON EDWARD R. DESTEFANO, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

Our success depends upon the personal efforts and abilities of Edward R. DeStefano, our sole Director and our President, Chief Executive Officer, Treasurer and Secretary. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. DeStefano and our ability to attract qualified contractors on an as-needed basis. We face continued competition for such contractors. We do have an employment contract, as amended, with Mr. DeStefano which is effective for three years ending on December 31, 2010; and we currently have key man insurance on Mr. DeStefano in the amount of $1,000,000. Mr. DeStefano is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. DeStefano and/or attract and retain such contractors in the future and/or that he will not terminate his employment agreement with us. The loss of Mr. DeStefano and/or our inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on our business and operations.

WE HAVE DETERMINED THAT OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING ARE CURRENTLY NOT EFFECTIVE. THE LACK OF EFFECTIVE INTERNAL CONTROLS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND ABILITY TO CARRY OUT OUR STRATEGIC BUSINESS PLAN.

As discussed in Item 8A(T), Controls and Procedures, our management team for financial reporting, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. As of December 31, 2007, they concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective. Until we are successful in our effort to remediate the weaknesses in our internal control over financial reporting, such weaknesses may adversely impact our ability to report accurately our financial condition and results of operations in the future in a timely manner.

EDWARD R. DESTEFANO OWNS APPROXIMATELY 67.1% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

Edward R. DeStefano, our sole Director and an executive officer, holds 37,610,700 shares of our common stock, representing approximately 67.1% of the outstanding shares of our common stock (and which will represent approximately 38% of our outstanding common stock assuming the sale of all 43,060,789 of the shares issuable upon conversion of Laurus' Note and the exercise of Laurus' Warrant, Option and December Option, provided that Laurus may not convert the Note, or exercise the Warrant or Options if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock). This restriction, however, does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares (assuming such shares are registered herein, are eligible to be sold under Rule 144 or another exemption from registration under the Securities Act), and then converting the rest of its holdings, while still staying below the 9.99% limit. Accordingly, Mr. DeStefano will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by Laurus, as Mr. DeStefano will likely continue to be our largest shareholder. The interests of Mr. DeStefano may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

WE DID NOT COMPLY WITH RULE 152 IN CONNECTION WITH OUR ENTRY INTO THE EIGHTH AMENDMENT WITH LAURUS, WHICH HAS SINCE BEEN RESCINDED, AND WE MAY CONTINUE TO HAVE LIABILITY IN CONNECTION WITH SUCH RESCISSION.

We previously entered into the Eighth Amendment Agreement with Laurus (the “Eighth Amendment”), which modified the terms of the Warrant and Options while we were in registration in connection with our Form SB-2 Registration Statement, in violation of Rule 152 under the Securities Act of 1933, as amended ("Rule 152"). As a result, we rescinded the Eighth Amendment and all of the amendments and modifications to the Warrant and Options affected in connection with the Eighth Amendment pursuant to the Agreement to Rescind the Eighth Amendment (described below). Although the previous amendments to the Warrant and Options have been rescinded, we may face liability in connection with our violation of Rule 152 and/or in connection with the rescission of the terms of our Eighth Amendment. Such liability could cost us substantial time and money, which could, in turn cause the value of our securities to decrease in value.

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

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. In the short term, our production on a barrel of oil equivalent (BOE) is weighted towards oil and oil prices are likely to affect us more than gas prices because as of December 31, 2007 (on a BOE using 6 MCF equals 1 barrel of oil) more than approximately 76% of our Proved Developed Producing reserves for the Company and its subsidiary Gulf Coast Oil Corporation were oil. Over the long term, our production on a barrel of oil equivalent (BOE) is weighted towards oil and oil prices are likely to affect us more than gas prices because as of December 31, 2007 (on a BOE using 6 MCF equals 1 barrel of oil) more than approximately 76% of our total proved reserves (PDP, PDNP and PUD reserves) for the Company and its subsidiary Gulf Coast Oil Corporation were oil. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

3D SEISMIC INTERPRETATION DOES NOT GUARANTEE THAT HYDROCARBONS ARE PRESENT OR IF PRESENT WILL PRODUCE IN ECONOMIC QUANTITIES.

We rely on 3D seismic studies to assist us with assessing prospective drilling opportunities on our properties, as well as on properties that we may acquire.  Such seismic studies are merely an interpretive tool and do not necessarily guarantee that hydrocarbons are present or if present will produce in economic quantities.  Our inability to properly use and interpret the 3D seismic data may adversely affect our financial condition and results of operations.

OUR CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING OUR LIABILITIES AND STATEMENT OF OPERATIONS ARE SUBJECT TO ANNUAL CHANGES IN OUR DERIVATIVE ACCOUNTING OF THE LAURUS NOTE, WARRANT, OPTION, SINGLE COMPOUND EMBEDDED DERIVATIVE AND DECEMBER OPTION.

The value of the liabilities relating to the Laurus' Note, Warrant, Option, December Option and single compound embedded derivative on our consolidated Balance Sheet, as well as the net fair value of the Laurus Note, Warrant, Option, December Option and single compound embedded derivatives in our consolidated Statements of Operations, are subject to the changes in the trading value of our securities. As a result, our consolidated financial statements and results of operations may fluctuate annually, based on factors, such as the trading value of our common stock on the OTCBB and the amount of shares converted by Laurus in connection with the Note and exercised in connection with the Warrant, Option and December Option. Consequently, our liabilities and consolidated statements of operations may vary annually, based on factors other than the Company's revenues and expenses.

RISKS RELATING TO THE COMPANY'S SECURITIES

A DEFAULT BY US UNDER THE SECURED CONVERTIBLE TERM NOTE, AS AMENDED AND RESTATED, COMMON STOCK PURCHASE WARRANT, OPTION, SECURED TERM NOTE, AS AMENDED AND RESTATED, THE DECEMBER 2006 NOTE, GULF COAST'S NOTE, THE VALENS OFFSHORE NOTES OR THE VALENS U.S. NOTES WOULD ENABLE LAURUS MASTER FUND, LTD., TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

The Convertible Secured Term Note, as amended and restated, common stock Purchase Warrant, Option and December Option, as well as the Secured Term Note, as amended and restated, December 2006 Note, and the Gulf Coast Note, as amended and restated, the Valens Offshore Note and the Valens U.S. Note are secured by Laurus and Valens Offshore and Valens U.S. by a continuing security interest in all of our assets, including without limitation, our cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures and other tangible and intangible assets, which we own or at any time in the future may acquire rights, title or interest to. As a result, if we default under any provision of the Note, Warrant, Option, December Option, Term Note, December 2006 Note, the Gulf Coast Note, the Valens Offshore or Valens U.S. Notes or we fail to pay any amounts due to Laurus, Valens Offshore, or Valens U.S., Laurus, Valens Offshore or Valens U.S. may take control of substantially all of our assets. If this were to happen, we could be left with no revenue producing assets, and the value of our common stock could become worthless.

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

We granted Laurus Master Fund, Ltd., registration rights to the shares issuable to Laurus in connection with the Note, Warrant, Option and December Option, pursuant to a Registration Rights Agreement, which has been amended several times, as described herein. While we previously obtained effectiveness of a registration statement including a portion of the shares issuable to Laurus in connection with the exercise of the Warrant, we and Laurus agreed that if in the future, Laurus is not able to sell the remaining shares underlying the Warrant, Options and/or Convertible Note pursuant to Rule 144 we would file an additional Registration Statement in connection with such shares. As a result, if we are required to file additional Registration Statements on Laurus’ behalf, and fail to obtain effectiveness of such Registration Statements, unless such failure is waived by Laurus, and/or our common stock ceases to trade on the OTC Bulletin Board, we will be forced to pay substantial penalties to Laurus, which would cause us to spend a substantial amount of the money raised in connection with the sale of the Note and Term Note, and could force us to abandon or scale back our current planned operations.

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

IF AN EVENT OF DEFAULT OCCURS UNDER THE CONVERTIBLE NOTE, TERM NOTE, GULF COAST NOTE, DECEMBER 2006 NOTE, VALENS OFFSHORE OR VALENS U.S. NOTES OR RELATED AGREEMENTS, WE COULD BE FORCED TO IMMEDIATELY PAY THE AMOUNTS DUE UNDER THE NOTES.

The Secured Convertible Term Note, Secured Term Note, December 2006 Note, Gulf Coast Notes, Valens Offshore and Valens U.S. Notes (collectively the "Notes") include provisions whereby Laurus Master Fund, Ltd. (and/or Valens Offshore and Valens U.S.), may make the amounts outstanding under all of its outstanding Notes payable immediately due and payable if an event of default occurs under any one of the Notes, which events of default include:

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

As of March 31, 2008, we had 56,010,612 shares of common stock issued and outstanding. Although Laurus may not convert its Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock (unless Laurus provides us 75 days notice and/or an event of default occurs, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing), this restriction does not prevent Laurus from converting and/or exercising some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit. As a result, as sequential conversions and sales take place, the price of our common stock may decline to the detriment of our then shareholders. All of the shares issuable upon conversion of the Note, Warrant, Option and December Option, may be sold without restriction once our Registration Statement is declared effective and the sale of these shares may adversely affect the market price of our common stock.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements which follow are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF NEW CENTURY ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Century Energy Corp.

We have audited the accompanying consolidated balance sheet of New Century Energy Corp. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2007. New Century Energy Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. New Century Energy Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of New Century Energy Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Century Energy Corp. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that New Century Energy Corp. will continue as a going concern. As more fully described in Note 2, New Century Energy Corp. has recurring operating losses, an accumulated deficit of $32.9 million and working capital deficit of $18.2 million at December 31, 2007. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The 2007 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

PMB HELIN DONOVAN, LLP

/s/ PMB Helin Donovan, LLP

March 28, 2008
Houston, Texas

NEW CENTURY ENERGY CORP.
CONSOLIDATED BALANCE SHEET
December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$9,522,517
Restricted cash	1,964,446
Certificate of deposit	35,075
Accounts receivable	2,038,876
Due from Laurus Master Fund, Ltd.	8,942
Inventory	512,578
Prepaid expenses and other	62,560
Total Current Assets	14,144,994

Office equipment, net of $84,528 accumulated depreciation	102,303
Oil and gas properties, using successful efforts accounting
Proved properties	62,216,668
Unproved properties	903,738
Wells and related equipment and facilities	7,382,192
70,502,598
Less accumulated depletion and impairment	(30,941,996)
Net oil and gas properties	39,560,602
Deferred loan costs and other assets, net	250,500
TOTAL ASSETS	$54,058,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$823,976
Accrued liabilities	754,258
Royalty payments	233,377
Current portion of notes payable	29,730,690
Derivative liability for Laurus warrant	111,753
Derivative liability for Laurus stock option	229,074
Single compound embedded derivatives with convertible note	288,966
Derivative liability for Laurus December option	177,074
Total Current Liabilities	32,349,168

Notes payable, less current portion (net of unamortized
discount and loan costs of $2,002,812)	44,073,786
Asset retirement obligation	497,704
Total Liabilities	76,920,658

Commitments and Contingencies (see Note 11)	-

Stockholders' Deficit
Preferred stock, $.001 par, 20,000,000 shares authorized,
Series A convertible preferred shares, 5,000 shares
designated, none issued	-
Series B convertible preferred shares, 2,000,000 shares
designated, none issued	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 56,010,612 shares issued and outstanding	56,011
Additional paid in capital	9,952,743
Retained deficit	(32,871,013)
Total Stockholders' Deficit	(22,862,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,058,399

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2007 and 2006

	2007		2006
Revenues
Oil and gas sales		$13,612,303	$14,863,728
Gain on sale of oil and gas interest		34,680	44,766
Gas operations consulting		36,930	18,708

Total Revenues		13,683,913	14,927,202

Expenses
Exploration		1,960,977	1,128,134
Lease operating		2,964,389	1,509,150
Production taxes		607,225	704,051
Depreciation, depletion
and amortization		8,138,310	9,737,889
Impairment of oil and gas properties		10,211,390	-
General & administrative		1,196,638	1,291,295

Total expenses		25,078,929	14,370,519

Operating income (loss)		(11,395,016)	556,683

Other income (expense)

Net decrease in fair value of derivative
liabilities		1,255,507	1,296,373
Loss on early extinguishment of debt		--	(204,170)
Interest and amortization of discount on debt		(9,368,772)	(7,958,392)
Purchase and write down of Vertica liabilities		59,260	60,815
Loss on Natural Gas Put Option		(23,460)	--
Interest and other income		285,143	154,407
Other expenses		--	(3,284)

Total other income (expense)		(7,792,322)	(6,654,251)

Loss before income taxes		(19,187,338)	(6,097,568)
Income tax expense (benefit)		--	--

NET LOSS		$(19,187,338)	$(6,097,568)

Loss per share, basic and diluted	$	(0.34)	$(0.11)

Weighted average common shares used in
computing basic and diluted loss per share	56,010,612	55,909,790

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Balances,
December 31, 2005	55,710,612	55,711	9,873,043	(7,586,107)	2,342,647

Settlement with former officer	100,000	100	29,900	-	30,000
Stock for contract amendment	200,000	200	49,800	-	50,000
Net loss	-	-	-	(6,097,568)	(6,097,568)

Balances,
December 31, 2006	56,010,612	$56,011	$9,952,743	$(13,683,675)	$(3,674,921)

Net Loss				$(19,187,338)	$(19,187,338)

Balances
December 31, 2007	56,010,612	$56,011	$9,952,743	$(32,871,013)	$(22,862,259)

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net loss	$(19,187,338)	$(6,097,568)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation, depletion and amortization	8,138,310	9,737,889
Impairment of oil and gas properties	10,211,390	--
Imputed interest on marketable security	--	(1,801)
Write down of liabilities on Vertica reverse merger	(59,260)	(60,815)
Gain on sale of oil and gas properties	(34,680)	(44,766)
Stock for services	--	50,000
Settlement with former officer	--	(25,483)
Loss on natural gas put option	23,460	--
Interest earned on restricted cash	(154,542)	(109)
Loss on early extinguishment of debt	--	204,170
Net decrease in fair value of derivatives	(1,255,507)	(1,296,373)
Accretion of discount on notes to interest expense	1,760,258	1,659,441
Amortization of deferred loan costs	29,916	108,011
Asset retirement obligation	106,518	33,296
Changes in working capital:
Accounts receivable	(115,583)	454,769
Inventory	(186,486)	(278,301)
Prepaid expenses and other	(1,438)	11,318
Accounts payable	(7,115)	140,603
Accrued liabilities	(216,115)	423,556
Royalty payments payable	88,835	144,542
Net cash (used in) provided by operating activities	(859,377)	5,162,379

Cash flows from investing activities
First acquisition of Mustang Creek field	--	(28,840,360)
Second acquisition of Mustang Creek field	--	(3,946,859)
Third acquisition of Lindholm Hanson gas unit
and wells, net of cash acquired	--	(1,530,874)
Capital expenditures on oil and gas properties	(2,059,483)	(3,746,808)
Decrease(increase)in drilling advances	62,628	199,716
Proceeds from sale of oil and gas property
and equipment	34,680	44,766
Investment in unproved property	(484,832)	--
Investment in drilling exploratory wells at Mustang Creek	(4,655,289)	--
Investment in marketable securities	19,462	--
Increase in other assets	2,000	(247,066)

Net cash used in investing activities	(7,080,834)	(38,067,485)

Cash flows from financing activities
Proceeds from Mustang Creek financing	--	43,345,295
Proceeds from long term debt issuance	--	15,970,000
Net proceeds from $5.3M note financing (See Note 5)	5,114,500	--
Net proceeds from $7.1M note financing (See Note 5)	6,851,500	--
Payments to reduce long-term debt	(5,183,558)	(17,119,155)
Payments for deferred loan costs	--	(111,421)
Restricted cash released (restricted) for drilling operations	3,156,008	(4,967,000)

Net cash provided by financing activities	9,938,450	37,117,610
Net increase in cash	1,998,239	4,212,613

Cash at beginning of the year	7,524,278	3,311,665

Cash at end of the year	$9,522,517	$7,524,278

Supplemental disclosures of cash flow information:

Interest paid	$(7,555,828)	$(5,660,524)

Income taxes paid	$--	$--
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

Since the date of the Exchange, the Company has focused on oil and gas exploration and production. The Company's major business focus for the year 2006 was formation of the Company’s newly wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast”) and its two acquisitions of developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. The primary reason for the two acquisitions was to add to our proved developed and undeveloped reserves as well as generate significant future cash flows for the Company.

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of New Century Energy Corp., its wholly owned subsidiaries, Century Resources, Inc. and Gulf Coast Oil Corporation, and its proportionate share of the assets, liabilities, revenues and expenses. All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, as further discussed in Note 2. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the federal insured limit of $100,000 from time to time and exceeded that balance at December 31, 2007 by approximately $11.3 million. The terms of these deposits are on demand to minimize risk. The certificate of deposit is maintained in an interest bearing account of a major U.S. domestic bank.

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

The Company periodically reviews its accounts receivable for collectibility, and has determined that no allowance for doubtful accounts is warranted at December 31, 2007.

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

Oil and gas properties

We follow the successful efforts method of accounting for our oil and gas activities, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. As of December 31, 2007, we have no capitalized costs for exploratory wells pending determination of proved reserves. We generally pursue acquisition and development of proved reserves as opposed to exploration activities. A significant portion of the property costs reflected in the accompanying consolidated balance sheet are from acquisitions of proved properties from other oil and gas companies.

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

We recognized an impairment of proved properties at December 31, 2007 of $10,211,390 as a result of a significant reduction in proved reserves in our Wishbone field.  During 2007, the Company’s proved gas reserves in the Wishbone Field were decreased by 57%.  The majority of this reduction, approximately ninety percent (90%), was due to a significant reduction in future proved undeveloped (PUD) locations projected to be drilled.  This reduction was based on the operator’s indication that only one more PUD may be drilled due to current high drilling costs and lower product prices.  In addition, the decline rate associated with the existing proved developed producing (PDP) gas reserves was steeper than previously projected, which contributed to approximately ten percent (10%) of the decrease in the proved reserves in this field.    There can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas process, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. The Company has not capitalized any interest in 2007 relating to expenditures for significant exploration and development projects

Long-lived assets

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

Loss per share

In accordance with SFAS No. 128, "Earnings Per Share," we report basic loss per common share, which excludes the effect of potentially dilutive securities, and diluted loss per common share, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. The Company has outstanding warrants and free-standing and embedded derivatives that were issued with the Secured Convertible Note in June 2005 and the Third Amendment to the Secured Convertible Note in December 2005. These are potentially dilutive securities but their impact was antidilutive in 2007 and 2006.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable and derivative liabilities. The fair values of our accounts receivable, accounts payable, notes payable and derivative liabilities, in our opinion, reflect their respective carrying amounts. We believe the fair value of the Convertible Note, as amended, reflects the amount as presented in Note 5 to the consolidated financial statements as of December 31, 2007.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87,88,106 and 132(R)” (“SFAS 158”), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The Company adopted SFAS 158 on January 1, 2007. The adoption of SFAS 158 did not have a material impact on its consolidated financial statements.

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

In July 2006, The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. The Company adopted SFAS 156 on January 1, 2007. The adoption of SFAS 156 did not have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets.  SFAS No. 155 was effective for the Company for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings.  The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity”.   If elected, SFAS 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 may have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement during 2007 on our Company’s consolidated financial statements was not material.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, ("FSP EITF 00-19-2"), “Accounting for Registration Payment Arrangements”. This FSP addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company adopted FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP did not have a material effect upon the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 141R will have on the Company’s consolidated financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” ("SFAS 161"), which establishes new disclosure requirements for derivative instruments and hedging activities.  We do not engage in hedging activities, therefore, we do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, New Century incurred recurring net losses chargeable to common shareholders of $19,187,338 and $6,097,568 in fiscal 2007 and 2006, respectively, and has negative working capital of $18,204,176 and an accumulated deficit of $32,871,013 as of December 31, 2007.

The Company has maintained a satisfactory credit relationship with the primary lender over the past 30 months, as it has made its principal and interest payments when due, or has successfully negotiated amendments to its various loan agreements providing more flexible terms if and when needed. The Company has successfully financed four of its five acquisitions with borrowings from this primary lender, Laurus Master Fund, Ltd. (“Laurus”) with the remaining acquisition being a cash purchase. Accordingly, the Company believes it will be successful in meeting its working capital requirements through the end of 2008, including the successful negotiation of a refinancing of both its $11.1 million balloon payment under the $15 million Secured Convertible Term Note, due June 30, 2008, and the $6.4 million balloon payment under the $9.5 million Secured Term Note, due July 1, 2008.  However, there can be no assurance that successful refinancing will occur.

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

The conditions described above create substantial doubt as to New Century’s ability to continue as a going concern.  The 2007 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - ACQUISITION OF MUSTANG CREEK I WELLS AND LEASES AND GULF COAST SECURED TERM NOTE

On April 28, 2006, the Company's then newly formed wholly-owned subsidiary, Gulf Coast Oil Corporation, a Delaware corporation ("Gulf Coast") entered into an Asset Purchase Agreement with Manti Resources, Inc., a Texas corporation, Manti Operating Company, a Texas corporation, and Manti Mustang Creek, Ltd., a Texas limited partnership.

We acquired a 93.75% working interest in 10 oil wells and one gas well and a 70.31% working interest in one additional oil well, as well as revenue interests of 72.19% in 9 of the wells and 41.01% and 70.80% in the other two wells, (collectively "Mustang Creek Assets"). The purchase price of the Assets was $33,000,000. The effective date of the purchase was December 1, 2005.

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

GULF COAST NOTE

On April 26, 2006, Gulf Coast, entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $40,000,000 (the "Gulf Coast Note") with the following features and is collateralized by a security interest in all cash and cash equivalents, inventory, equipment, goods, fixtures, documents, instruments, contract rights, commercial tort claims, general intangibles, oil and gas leases, now owed or acquired in the future; all rights, title, interests and estates in any and all properties or leases, now owned or acquired in the future; and any and all agreements or future agreements entered into in the future; by New Century, Gulf Coast or Century:

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than eight percent

Maturity Date-	October 28, 2009

Amortizing Amount -	80% of net production revenue from Mustang Creek Assets- with a minimum monthly payment of $150,000

Amended Warrant	To purchase shares from Gulf Coast following payment in full of all obligations and liabilities owed by Gulf Coast to Laurus equal to 49% of the then outstanding common stock of Gulf Coast

Repayment -
A portion of the proceeds from the issue of the New Century Energy Corp. December 2006 Secured Term Note (see Note 5), totaling $5,235,788, was used to pay principal on this note on or about December 29, 2006.

At December 31, 2007, the Gulf Coast Note was classified as follows:

Gross amount	$29,744,569
Unamortized discount	(762,671)

Net amount	$28,981,898

For the twelve months ended December 31, 2007, the accretion of discount and deferred loan costs were $411,194 and $21,481, respectively.  The accretion of discount and deferred loan costs related to the Gulf Coast Note for the twelve months ended December 31, 2006 were $275,840 and $14,530, respectively.

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

NOTE 5 - NEW CENTURY ENERGY NOTES PAYABLE

As of December 31, 2007, the Company’s aggregate indebtedness to its primary lender, Laurus, totaled approximately $55.3 million, plus the fair value of its derivative liabilities of approximately $1.1 million.  The remaining $20.6 million of aggregate indebtedness at December 31, 2007 has entered into with or been assigned to various related parties of Laurus, as detailed below.  Laurus has also acknowledged that none of our rights and obligations under notes which were assigned would be affected by such assignments.  From July to December 2007, Laurus notified us that it had made the following assignments of which $534,743 was repaid during 2007:

Second Amended And Restated Secured Term	$844,968
December 2006 Secured Term	3,417,597
Gulf Coast	4,427,065
Total assignments of notes payable	$8,689,630

In January and February of 2008, Laurus notified us that it had assigned an additional $4,932,098 of the December 2006 Secured Term Note to various related parties of Laurus.  Also, in January 2008, Laurus notified us that it had made two sub-assignments of a prior assignment from the Gulf Coast Note totaling $659,442 to various related parties of Laurus.  Laurus has acknowledged that none of our rights and obligations under the notes are be affected by such assignments.

SECOND AMENDED AND RESTATED SECURED CONVERTIBLE TERM NOTE

In connection with the first acquisition of a 6.2% working interest and a 5.464% net revenue interest in the Lindholm-Hanson Gas Unit, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., to sell a Secured Convertible Term Note in the principal amount of $15,000,000. The Secured Convertible Note as amended and restated includes the following features and is collateralized by a security interest in all cash and cash equivalents, inventory, equipment, goods, fixtures, documents, instruments, contract rights, commercial tort claims, general intangibles, oil and gas leases, now owed or acquired in the future; all rights, title, interests and estates in any and all properties or leases, now owned or acquired in the future; and any and all agreements or future agreements entered into in the future; by New Century, Gulf Coast or Century:

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

Restrictions -
Laurus is restricted to owning not more than 9.99% of the outstanding common stock of the Company at any time. The First Option can be exercised but not sold until the Note is repaid and the warrant is exercised.  The December Option cannot be exercised or sold until the Note has been repaid and the warrant is exercised.

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

At December 31, 2007 the $12.3 million unpaid principal balance of the Second Amended and Restated Secured Convertible Term Note is a current liability and is comprised of:

Gross amount	$12,300,000
Unamortized discount	(659,885)

Net amount	$11,640,115

For the twelve months ended months ended December 31, 2007 and December 31, 2006, the accretion of discounts related to the Second Amended and Restated Secured Convertible Term Note was $1,255,968 and $1,180,337, respectively.

THIRD AMENDED AND RESTATED SECURED TERM

In connection with the second acquisition of a 7.25% working interest and a 5.43% net revenue interest of the Lindholm-Hanson Gas Unit, on September 19, 2005, the Company executed a Secured Term note in the amount of $9,500,000, with the following features and is collateralized by a security interest in all cash and cash equivalents, inventory, equipment, goods, fixtures, documents, instruments, contract rights, commercial tort claims, general intangibles, oil and gas leases, now owed or acquired in the future; all rights, title, interests and estates in any and all properties or leases, now owned or acquired in the future; and any and all agreements or future agreements entered into in the future; by New Century, Gulf Coast or Century:

Interest Rate -	20%

Maturity Date -	July 1, 2008

Amortizing Amount -	The greater of 80% of gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit and monthly interest.

Amendments -
On March 30, 2006 we entered in to the Amended and Restated Secured Term Note agreement with Laurus. The agreement extended the maturity date of the note from March 19, 2006 to January 2, 2007. It also provided for monthly amortizing payments equal to 80% of gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit.

Concurrent with the signing of the December 2006 Secured Term Note, (see below) we entered into a Second Amended and Restated Secured Term which revised the current amortization payments for this note to be the greater of 80% of the gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit or the current month interest. We also extended the maturity date of this note to July 2, 2007.

On July 10, 2007, we entered into the Third Amended and Restated Secured Term Note with Laurus.  The agreement extended the maturity date of the Secured Term Note from July 2, 2007 to December 31, 2007.

On January 20, 2008, New Century Energy Corp. (“we,” “us,” and the “Company”) entered into a Letter Agreement (the “Letter Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). The Letter Agreement amended the terms of our Third Amended and Restated Note entered into with Laurus on or about July 10, 2007 (“Restated Note”) to extend the maturity date to July 1, 2008. The Letter Agreement also amended the terms of an event of default under the Restated Note to include an event of default under any other of the previous Securities Purchase Agreements (“SPAs”) or Related Agreements (as defined in the SPAs) entered into with Laurus by us and/or by Gulf Coast Oil Corporation, our wholly owned subsidiary.

At December 31, 2007 the unpaid balance of the Third Amended and Restated Secured Term was $6,351,391. The entire balance of this note is a current liability.

From July to December 2007, Laurus notified us that it had assigned approximately $844,968 of the Secured Term Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the note would be affected by such assignments.

 DECEMBER 2006 SECURED TERM NOTE

On December 28, 2006, we entered into a Securities Purchase Agreement with Laurus in which we sold a secured term note (“December 2006 Secured Term Note”) in the amount of $16,210,000 with features as follows and is collateralized by a security interest in all cash and cash equivalents, inventory, equipment, goods, fixtures, documents, instruments, contract rights, commercial tort claims, general intangibles, oil and gas leases, now owed or acquired in the future; all rights, title, interests and estates in any and all properties or leases, now owned or acquired in the future; and any and all agreements or future agreements entered into in the future; by New Century, Gulf Coast or Century:

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
$16,210,000

Restricted Cash related to the December 2006 Secured Term Note is held by Laurus as security for our obligations under the closing documents and is disbursed at Laurus’ sole discretion. At December 31, 2007, the remaining balance of the Restricted Cash related to the December 2006 Secured Term Note is $513,614.

At December 31, 2007 the details of the December 2006 Secured Term Note was as follows:

Gross amount	$15,011,328
Less: Unamortized discount	(160,325)

Net amount	$14,851,003

The accretion of the discount related to the $16.2 million Secured Term note for the twelve months ended December 31, 2007and December 31, 2006, was $79,027 and $648, respectively.

From July to December 2007, Laurus notified us that it had assigned approximately $3,417,597 of the December 2006 Secured Term Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the note would be affected by such assignments.

NOVEMBER 20, 2007 SECURED TERM NOTES

On November 20, 2007, Gulf Coast entered into a Securities Purchase Agreement with LV Administrative Services, Inc., as administrative and collateral agent (the “Agent”) for Valens U.S. SPV I, LLC (“Valens U.S.”) and Valens Offshore SPV II, Corp. (“Valens Offshore,” and collectively with Valens U.S., each a “Purchaser” and collectively the “Purchasers” and the "November 2007 Purchase Agreement"), whereby Gulf Coast sold Valens U.S. a Secured Term Note in the amount of $3,100,000 (the "November 2007 Valens U.S. Note"), and Valens Offshore a Secured Term Note in the amount of $4,000,000 (the “November 2007 Valens Offshore Note” and collectively the “November 2007 Gulf Coast Notes”). Valens U.S. and Valens Offshore are related parties of Laurus.

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than eight percent

Maturity Date -	November 20, 2010

Amortizing Amount -	80% (subject to sharing with Laurus Master Fund, Ltd.) of the monthly production revenue after deduction of LOE’s or a minimum monthly amount of $60,000 commencing March 2008.

Use of Proceeds -

Expansion of Drilling Activities	$5,642,678
Fees to Valens	248,500
Escrow fees	93,061
Past Development Reimbursement net of prior interest expense	414,039
Past Interest Expense	701,722
$7,100,000

At December 31, 2007 the details of the November 20, 2007 Secured Term Notes were as follows:

Gross amount	$7,100,000
Less: Unamortized discount	(239,587)

Net amount	$6,860,413

The accretion of the discount related to the $7.1 million Secured Term Notes for the twelve months ended December 31, 2007and December 31, 2006, was $12,288 and $0, respectively.

NOVEMBER 30, 2007 SECURED TERM NOTES

On November 30, 2007, we entered into a Securities Purchase Agreement with the Agent for Valens U.S. and Valens Offshore, whereby we sold Valens U.S. a Secured Term Note in the amount of $2,300,000 (the "New Century November 2007 Valens U.S. Note"), and Valens Offshore a Secured Term Note in the amount of $3,000,000 (the “New Century November 2007 Valens Offshore Note” and collectively the “Valens Notes”). In connection with the November 2007 Purchase Agreement, the Company also entered into a Consent Letter Agreement, Master Security Agreement, a Stock Pledge Agreement, a Restricted Account Agreement, Funds Escrow Agreement, a Net Profits Interest Agreement, a Conveyance of Net Profits Overriding Royalty Interest, a Lockbox Account Agreement Letter, a SPA and Lien Consent Agreement, and a Mortgage (including a Deed of Trust, Security Agreement, Financing Statement and Assignment of Production).

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than eight percent

Maturity Date -	November 20, 3010

Amortizing Amount -	80% (subject to sharing with Laurus Master Fund, Ltd.) of the monthly production revenue after deduction of LOE’s or a minimum monthly amount of $50,000 commencing March 2008.

Use of Proceeds -

Expansion of Drilling Activities	$3,595,000
Fees to Valens	185,500
Escrow fees	73,600
Restricted Cash	1,445,900
$5,300,000

Restricted Cash related to the November 30, 2007 Secured Term Note is held by Laurus as security for our obligations under the closing documents and is disbursed at Laurus’ sole discretion. At December 31, 2007, the remaining balance of the Restricted Cash is $1,450,832.

At December 31, 2007 the details of the November 30, 2007 Secured Term Notes were as follows:

Gross amount	$5,300,000
Less: Unamortized discount	(180,344)

Net amount	$5,119,656

The accretion of the discount related to the $5.3 million Secured Term Notes for the twelve months ended December 31, 2007and December 31, 2006, was $7,224 and $0, respectively.

A recap of the Company’s Notes Payable as of December 31, 2007 follows:

Current portion
Second Amended and Restated Secured Convertible	$12,300,000
Second Amended And Restated Secured Term	6,351,391
December 2006 Secured Term	2,400,000
New Century November 2007 Secured Term	143,950
Gulf Coast	8,414,496
Gulf Coast November 2007 Secured Term	120,853

Total current portion of notes payable	$29,730,690

Noncurrent portion:
December 2006 Secured Term	$12,611,328
New Century November 2007 Secured Term	5,156,050
Gulf Coast	21,330,072
Gulf Coast November 2007 Secured Term	6,979,148

Total noncurrent portion of notes payable	$46,076,598

Less: Unamortized discount	(2,002,812)

Notes payable, less current portion
(net of unamortized discount)	$44,073,786

 Future payments under outstanding notes payable at their notional amounts as of December 31, 2007 were as follows:

2008	29,730,690
2009	24,081,662
2010	21,994,936
2011	--
2012	--
$75,807,288

Interest and amortization of discount on debt expense for each of the years ended December 31 can be broken down as follow:

	2007	2006
Interest expense on notional balance	$7,578,598	$6,190,935
Accretion of note discount	1,760,258	1,659,441
Amortization of deferred loan costs	29,916	108,011
	9,368,772	7,958,387
Other interest expense	-	5
Total interest expense	$9,368,772	$7,958,392

NOTE 6 - DERIVATIVE LIABILITIES

The following assumptions were used in the valuation of the derivative liabilities (See Note 5) at December 31, 2007:

Probability-Weighted Expected Cash Flow Methodology -

Assumptions:
Single Compound Embedded Derivative within Convertible Note

Risk - free interest rate	3.49%

Prime rate	7.25%
Increasing .25% each quarter of first year

Timely registration	100%

Default status	5.00%
Increasing by 0.1% monthly

Alternative financing available and exercised	0.00%
Increasing 2.5% monthly up to 25%
(Exercised only if the market price is greater than $0.92)

Trading volume, gross monthly dollars	5.00%
Monthly increase

Annual growth rate of stock price	22.481%

Future projected volatility	125.00%

The following assumptions were used in the preparation of the valuations at December 31, 2007:

Black-Scholes Methodology:

		Laurus
	Laurus	December	Laurus
Assumptions	Option	Option	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.50%	4.50%	3.45%
Volatility	125.00%	125.00%	125.00%
Expected term	20 years	20 years	4.50 years

FAIR VALUE OF DERIVATIVES

The fair value of the Company's derivative liabilities comprised the following as of December 31, 2007:

Laurus Warrant	$111,753
Laurus Stock Option	229,074
Single compound embedded derivative
within Convertible Note	288,966
Laurus December Option	177,074
Total	$806,867

The decrease in fair value of the Company's derivative liabilities for each of the years ended December 31, 2007 and 2006 increased were as follows:

	2007	2006

Laurus Warrant	$295,729	$389,577
Laurus Stock Option	490,608	392,765
Single compound embedded derivative
within Convertible Note	89,934	210,426
Laurus December Option	379,236	303,605
Decrease - fair value of derivative liabilities	$1,255,507	$1,296,373

The decrease in the fair value of the derivative liabilities (mark-to-market) is due to the increasing volatility and the wide, but mostly downward sliding, fluctuations in the price of our common stock during the year. Prices ranged from $0.160 per share on February 16, 2007 to $0.026 per share on December 28, 2007. The closing price of our stock and volatility assumption were $0.035 per share and 125% at December 31, 2007, versus $0.110 and 100% at December 31, 2006. The changes in the fair value of the derivative liabilities have been recorded under Other Income (Expense) in the accompanying consolidated statements of operations.

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

New Century Energy Corp. is not in default and will not be in default under its current contractual obligations to register shares of its common stock pursuant to correspondence received from Laurus. In addition, New Century Energy Corp. will not incur liquidated damages in connection with any registration obligations at this time. It is acknowledged and agreed by Laurus, that in the event that Laurus sells all securities which have been registered on the registration statement, Laurus may require New Century Energy Corp. to file an additional registration statement (or statements) to register additional shares of common stock in the event that Laurus cannot rely on Rule 144 for the sale of shares issuable upon conversion of its Convertible Note, issuable upon exercise of its Warrant or Options. New Century Energy Corp. may incur significant penalties in the future, if it is unable to file additional Registration Statement(s), if required in the future, and/or if it is unable to gain effectiveness of such Registration Statement(s). The liquidated damages provision of the Registration Rights Agreement provides for a penalty of one and a half (1 ½%) per month of the outstanding balance of the Convertible Note for each month the Company is deemed to be in default under the Agreement. We believe, however, that the probability of making such liquidating payments is remote due to the market price of our stock; the likelihood that Laurus can rely on Rule 144, the quantity of shares already registered, and the positive financial relationship we maintain with our primary lender

NOTE 7 - THIRD ACQUISITION OF MINERAL INTERESTS IN THE LINDHOLM-HANSON GAS UNIT AND WELLS

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

 NOTE 8 - OTHER INCOME (EXPENSE)

For each of the periods ended December 31, 2007 and December 31, 2006, $59,260 and $60,815 has been released into Other Income, in connection with the reverse merger with Vertica in 2004. The release is comprised of settlements with creditors, the expiration of the statutory four-year aging period, and the settlement agreement with prior Vertica employees regarding disputed back wages. As of December 31, 2007, liabilities related to the purchase of the Vertica shell was zero.

In February 2007, our Company invested in a natural gas put option for 20,000 thousand British Thermal Units (“Mmbtu’s”) of gas.  The option was purchased for a "Strike Price" of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007.  The "Floating Price" is calculated approximately three days prior to the beginning of the determination period.  If the "Strike Price" is greater than the "Floating Price" for a period, then our company will receive an amount equal to the excess of the "Strike Price" over the "Floating Price" for each Mmbtu purchased.  This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and the company has recognized a loss on marketable securities of $23,460 for the twelve months ended December 31, 2007.

NOTE 9 - INCOME TAXES

The Company has a net operating loss for financial accounting purposes of approximately $19,187,000 for the year ended December 31, 2007. The Company has a potential deferred tax asset of approximately $8,993,166 as a result of the tax net operating loss and percentage depletion carry forward for December 31, 2007. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carry forwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $6,754,000 for the year ended December 31, 2007.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2007 and 2006.

	2007	2006
Loss before income taxes	$19,187,338	$(6,097,568)
Income tax expense(benefit)
computed at statutory rates	$(6,523,695)	$(2,073,173)
Net decrease in fair value of derivative
liabilities	(427,902)	(440,767)
Loss on early extinguishment of debt	-	69,418
Permanent differences	(17,804)	2,452
Increase in valuation allowance	6,754,263	2,431,494
Other	215,138	10,576
Tax provision for income taxes	$0	$0

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss and percentage depletion carry forward for financial reporting purposes of approximately $26,817,666 at December 31, 2007, which will expire in 2024 through 2027 if not utilized. Section 382 of the Internal Revenue Code limits net operating loss and tax credit carry forwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period.

The tax effects of the temporary differences between income for financial and income tax reporting purposes are recognized as a deferred tax assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2007 are set out below:

2007
Deferred tax assets:
Net operating loss and percentage depletion carry forwards	$8,993,166
Asset retirement obligation	169,219
Valuation allowance	(10,492,436)
Tax over book amortization of loan costs	(119,725)
Revision to net operating loss carry forward	230,451
Deferred tax liabilities:
Book over tax depreciation, depletion
and capitalization methods on oil
and gas properties	1,219,325
Net deferred tax asset	$0

NOTE 10 - ASSET RETIREMENT OBLIGATION

A summary of the changes in the asset retirement obligation during 2007 and 2006 is as follows:

	2007	2006

Carrying amount of obligation at beginning of year	$391,186	$305,073
Obligations incurred	50,728	60,325
Accretion expense	46,015	33,296
Revision in estimated liabilities	9,775	(7,508)
Carrying amount of obligation at end of year	$497,704	$391,186

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into a lease for its corporate office in Houston, Texas, under a third party non-cancelable operating lease through September 30, 2010. Future minimum lease commitments are as follows as of December 31, 2007:

Years ending December 31
2008	36,507
2009	36,507
2010	27,381
2011	0
Total	$100,395

Rent expense for 2007 and 2006 were $38,494 and $32,636, respectively.

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

In February 2008, a demand was made by letter from counsel for J & P Family Properties, Ltd. and Lara Energy, Inc. (the “Claimants”).  The letter relates only to Gulf Coast’s McMullen County and Atascosa County properties and possible acquisitions, all as found in an area outlined on a plat attached to a Geophysical Exploration Agreement dated January 8, 2004 between Manti Resources, Inc. and the Claimants, describing an Area of Mutual Interest.  Claimants contend that pursuant to a June 1, 2006 letter agreement, Gulf Coast assumed Manti’s obligations to assign overriding royalties up to 3% on future acquisitions within the referenced area.

The demand seeks assignments of overriding royalty interest believed in no event to exceed 3%, and in some cases less, on newly acquired (since June 1, 2006) acreage together with various forms of information regarding operation, in the referenced area.  We strongly disputed this claim and are engaged in an attempt to resolve this matter without arbitration.  If such efforts are not successful, we believe that arbitration would be the contractually established method for resolving this dispute.

Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened.

Employment Agreements

On or about December 3, 2007 the Company and Edward R. DeStefano, the Company’s Chief Executive Officer and President, entered into a Second Amended Executive Employment Agreement (the “Employment Agreement”).  Pursuant to the terms of the Employment Agreement, as amended, Mr. DeStefano will receive a yearly salary of $425,000 for the twelve month period beginning January 1, 2008 and ending December 31, 2008, and a yearly salary of $475,000 for each of the twelve month periods beginning January 1, 2009 and January 1, 2010, and ending December 31, 2009 and December 31, 2010, respectively.  Furthermore, Mr. DeStefano is entitled to a one-time payment in the amount of $20,000, in connection with Gulf Coast Oil Corporation’s November 2007 closing of the $7,100,000 in financing for the drilling of up to fourteen wells on its properties and the New Century closing of the $5,300,000 in financing described above.  Mr. DeStefano will also receive twenty days of paid time off per year, and he may be granted, at the sole discretion of the Company’s Board of Directors, an overriding royalty interest of up to one half of one percent (0.005%) in connection with any new wells drilled by the Company subsequent to the date of the Employment Agreement.

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

Core Concepts

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

NOTE 12 - OTHER STOCKHOLDERS' EQUITY TRANSACTIONS

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

Options and Warrants

Activity in 2007	Options	Warrants
Outstanding, 1/1/2007	11,609,176	8,158,065
Granted	0	0
Exercised	0	0
Expired or cancelled	0	0
Outstanding, end of year	11,609,176	8,158,065
Exercisable, end of year	11,609,176	8,158,065
Available for grant, end of year	0	0

The weighted average option and warrant exercise price information for 2007 is as follows:

Activity in 2007	Options	Warrants

Outstanding, beginning of year	$0.001	$0.80
Granted during the year	$-	$-
Exercised during the year	$-	$-
Expired or cancelled during the year	$-	$-
Outstanding at end of year	$0.001	$0.80
Exercisable at end of year	$0.001	$0.80

Significant option and warrant groups outstanding at December 31, 2007, and related weighted average exercise price and remaining life information is as follows:

Grant date	Options	Warrants	Exercisable	Weighted
Remaining Life (Years)	Outstanding	Outstanding	Options	Warrants	Exercise Price
June 30, 2005 (indefinite)	6,547,784		6,547,784		$0.001
June 30, 2005 (5.50)		7,258,065	-	7,258,065	$0.800
June 30, 2005 (1.50)		900,000	-	900,000	$0.800
December 30, 2005 (indefinite)	5,061,392		5,061,392		$0.001
As of
December 31, 2007	11,609,176	8,158,065	11,609,176	8,158,065

At December 31, 2006, approximately 44.0 million shares of common stock were reserved for issuance under the Convertible Note, the Laurus Stock Option, the Laurus Warrant, the ECS Warrant and the Laurus December Option. Additionally, 10 million and 5.2 million shares of common stock were reserved for issuance under the 2007 Stock Incentive Plan and the 2004 Stock Plan (see Note 14),  respectively.

On January 17, 2007, we filed an amended Registration statement with the SEC to register 6,108,501 shares of Common Stock. The shares represent a portion of the shares of common stock underlying the Laurus Warrant to purchase our shares of common stock at an exercise price of $0.80 per share pursuant to the terms of the Secured Convertible note (see Notes 5 and 6), as well as 250,000 shares of common stock currently held by Core Concepts, LLC (see Note 11). On February 12, 2007, the registration statement was declared effective by the SEC.

New Century Energy Corp. is not in default under its current contractual obligations to register shares of New Century Energy Corp. common stock.  In addition, New Century Energy Corp. will not incur liquidated damages in connection with any registration obligations at this time. It is acknowledged and agreed by the parties, that in the event that Laurus sells all securities which have been registered on the registration statement, Laurus may require New Century Energy Corp. to file an additional registration statement to register additional shares in the event that Laurus cannot rely on Rule 144 in connection with the sale of the shares of common stock issuable in connection with the conversion of the Convertible Note, and exercise of the Warrant, Option or December Option. New Century Energy Corp. may incur significant penalties if it is unable to file an additional Registration Statement and/or to gain effectiveness of such registration statement in the future.

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

In 2007 and 2006, the impact of the derivatives and interest from the Convertible Note was antidilutive and therefore, basic and dilutive EPS were the same.  At December 31, 2007, options and warrants to purchase 19,767,241 shares of common stock at exercise prices ranging from $0.001 to $0.80 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

The following table sets forth the computation of basic and diluted loss per common share for 2007 and 2006:

For the years ended December 31,	2007	2006

Numerator for basic and diluted
loss per common share	$(19,187,338)	$(6,097,568)

Denominator for basic and diluted loss per
common share
	56,010,612	55,909,790

Basic and diluted loss per common share	$(0.34)	$(0.11)

NOTE 14 - EMPLOYEE BENEFIT PLANS

401(k) Plan

Our Company has an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation. The Company is not obligated to make contributions under the 401(k) plan.  In addition, the Company made $3,312 and $2,750 in matching employer contribution to the 401(k) Plan in 2007 and 2006.

2004 Directors, Officers and Consultants Stock Option, Common Stock Warrant and Stock Award Plan ("2004 Stock Plan")

On December 8, 2004, the Company registered 9,700,000 shares of its common stock for its 2004 Stock Plan. The aggregate number of shares that may be optioned subject to conversion or issued under the 2004 Stock Plan is 13,000,000 shares of common stock, warrants, options, preferred stock, or any combination thereof ("Company Securities"). The Company's Board of Directors administers the 2004 Stock Plan and has sole discretionary authority to describe, authorize and designate the directors, employees and consultants who will be granted securities under the 2004 Stock Plan. As of December 31, 2007, there were no options or warrants granted or outstanding under the 2004 Stock Plan.

2004 Stock Plan activity	2007	2006
Beginning of year	5,150,000	5,150,000
Issued stock for services	-	-
Remaining shares available to
Issue at end of year	5,150,000	5,150,000

2000 Stock Incentive Plan, 2002 Stock Incentive Plan and 2004 Stock Incentive Plan

On October 9, 2007, at an annual meeting of stockholders of the Company, the Company’s majority shareholder, Edward R. DeStefano, also the Company’s sole officer and Director, ratified the Company’s 2007 Stock Incentive Plan and approved the cancellation of the Company’s previously adopted 2000 Stock Incentive Plan, 2002 Stock Incentive Plan and 2004 Stock Incentive Plan, without affecting any of the securities issued or granted pursuant to such plans.  As of December 31, 2007, there were no options or warrants granted or outstanding under the 2000 Stock Incentive Plan, 2002 Stock Incentive Plan and 2004 Stock Incentive Plan.

2007 Stock Incentive Plan

The Company’s 2007 Stock Incentive Plan, which includes a total of up to ten million (10,000,000) shares or options provides an opportunity for any employee, officer, Director or consultant of the Company, except for instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company's securities, subject to any other limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company's success, and such other factors as the Board of Directors in its discretion shall deem relevant.  As of December 31, 2007, there were no options or warrants granted or outstanding under the 2007 Stock Incentive Plan.

NOTE 15 - CONCENTRATIONS

Major Purchaser

During 2007, New Century’s operated properties had two purchasers who accounted for 100% of crude oil sales and two different purchasers who accounted for 100% of sales of natural gas products. New Century’s non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2007 and 2006.

Predominance of Sales

In 2007 and 2006, crude oil sales accounted for 79% and 54%, respectively, and sales of natural gas products accounted for 21% and 46%, respectively, of total revenue from oil and gas operations.

Primary lenders

With the exception of $8.7 million in assignments to affiliates of Laurus, described below, and $12.4 million in new loans during 2007, the remainder of our outstanding notes payable totaling $55.3 million as of December 31, 2007 are due, on various dates during the next three years to Laurus Master Fund, LTD. and its affiliates.   Laurus and its affiliate, Valens Offshore Fund SPV I, Ltd, accounted for 73% and 11% of the outstanding notional debt balances at December 31, 2007, respectively.  (See Notes 3 and 5).  From July to December 2007, Laurus notified us that it had assigned to various related parties of Laurus a portion of three of our six notes payable as detailed below.  Laurus has acknowledged that none of our rights and obligations under the notes which were assigned would be affected by such assignments.

Second Amended And Restated Secured Term	$844,968
December 2006 Secured Term	3,417,597
Gulf Coast	4,427,065
Total assignments of notes payable	$8,689,630

In January and February of 2008, Laurus notified us that it had assigned an additional $4,932,098 of the December 2006 Secured Term Note to various related parties of Laurus.  Also, in January 2008, Laurus notified us that it had made two sub-assignments of a prior assignment from the Gulf Coast Note totaling $659,442 to various related parties of Laurus.  Laurus has acknowledged that none of our rights and obligations under the notes are be affected by such assignments.

NOTE 16 - SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration, and development activities:

December 31, 2007
Proved properties	$62,216,668
Unproved properties	903,738
Wells and related equipment and facilities	7,382,192
$70,502,598
Less accumulated depreciation, depletion,
amortization and impairment	(30,941,996)
Net capitalized costs	$39,560,602

Costs incurred for property acquisition, exploration, and development activities.

	Year ended December 31,
	2007	2006
Acquisition of properties
-Proved	$-	$34,318,093
-Unproved	484,832	346,416
Exploration costs	1,960,977	1,116,058
Development costs	6,514,772	3,465,334
Total costs incurred for property
acquisition, exploration, and
development activities	$8,960,581	$39,245,901

Results of Operations for oil and gas producing activities:

	Year ended December 31,
	2007	2006
Oil and gas sales	$13,612,303	$14,863,728
Gain on sale of oil and gas interest	34,680	44,766
Gas operations consulting	36,930	18,708
Production costs	(3,571,614)	(2,213,201)
Exploration expenses	(1,960,977)	(1,128,134)
Depreciation, depletion and amortization	(8,138,310)	(9,737,889)
Impairment of oil and gas properties (a)	(10,211,390)	-
	(10,198,378)	1,847,978
Income tax expense, 34% rate	-	(628,313)
Results of operations for oil and
gas producing activities (excluding
corporate overhead and financing costs)	$(10,198,378)	$1,219,665

(a) We recognized an impairment of proved properties at December 31, 2007 of $10,211,390 as a result of a significant reduction in proved reserves in our Wishbone field.  During 2007, the Company’s proved gas reserves in the Wishbone Field were decreased by 57%.  The majority of this reduction, approximately ninety percent (90%), was due to a significant reduction in future proved undeveloped (PUD) locations projected to be drilled.  This reduction was based on the operator’s indication that only one more PUD may be drilled due to current high drilling costs and lower product prices.  In addition, the decline rate associated with the existing proved developed producing (PDP) gas reserves was steeper than previously projected, which contributed to approximately ten percent (10%) of the decrease in the proved reserves in this field.

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

	2007			2006
	Oil		Gas	Oil		Gas
	(Bbls)		(MMcf)	(Bbls)		(MMcf)
Proved developed and undeveloped reserves
Beginning of year	858,423		7,187	121,067		8,062
Revisions of previous estimates	667,606	[a]	(3,693)[c]	(45,852)[d]		(1,022)
Purchases of minerals in place	-		-	952,399	[e]	1,215
Production	(146,579)		(453)	(190,846)		(1,068)
Extensions and discoveries	233,774	[b]	-	21,655	[f]	-
End of the year	1,613,224		3,041	858,423		7,187
Proved developed reserves
Beginning of year	790,800		2,131	121,067		4,517
End of year	1,398,912		2,214	790,800		2,131

a
The upward revision of previous estimates by 667,606 net barrels is primarily a result of changes in three wells.  First, the Herrera #4 well and the Hodde #3 wells have new proved behind pipe and proved undeveloped reserves of 144,493 and 154,358 net barrels of oil, respectively, per the December 31, 2007 reserve report prepared by R.A. Lenser (the “Lenser Report”).  Secondly, the Hodde #1 well’s proved producing reserves increased from 76,525 net barrels per the December 31, 2006 Lenser Report to 341,977 net barrels per the December 31, 2007 Lenser Report.

b
In 2007, we drilled six new wells in the Mustang Creek Field which resulted in additions to our proved reserves at December 31, 2007.  Their total proved reserves per the December 31, 2007 Lenser Report were as follows (note that the Double K#4 and Double K#5 are combined on the Lenser Report):

Proved
Well	Reserves
Rabke #2	30,491
Swaim 58-2	46,351
Swaim 33-2	67,580
Double K#4&#5	74,297
Mahoney #2	15,055
Total	233,774

c
The downward revision of previous estimates by 3,693 net MMCf of gas is primarily the result of changes in the gas reserves in the Wishbone Field.  During 2007, the Company’s proved gas reserves in the Wishbone Field were decreased by 57%.  The majority of this reduction, approximately ninety percent (90%), was due to a significant reduction in future proved undeveloped (PUD) locations projected to be drilled.  This reduction was based on the operator’s indication that only one more PUD may be drilled due to current high drilling costs and lower product prices.  In addition, the decline rate associated with the existing proved developed producing (PDP) gas reserves was steeper than previously projected, which contributed to approximately ten percent (10%) of the decrease in the proved reserves in this field.

d
The downward revision of  previous estimates by 45,852 net barrels is a result of two revisions.  First, there was a downward revision of 112,324 net barrels resulting from the unsuccessful drilling of a PUD location, the Kassner #3 well.  When the Company acquired the Mustang Creek Field oil reserves in 2006, we attributed proved undeveloped reserves to this location and, as a result of the unsuccessful well, it is necessary to subtract these net barrels from our proved reserve base.  Second, there were upward revisions in the reserve estimates for several of our wells from our January 1, 2006 reserve report to our December 31, 2006 reserve report which accounted for the remaining 66,472 net barrel increase in previous estimates.

e	The significant increase in purchase of minerals in place is attributable to the acquisition of the Mustang Creek assets in April and June of 2006.

f
In 2006, we drilled one productive exploratory well, the Rabke Maspero Unit Well #2.  Drilling of this well was finalized on December 14, 2006 and the well was logged on December 14, 2006.  Due to local flooding, testing and completion of this new well did not take place until February, 2007.  Testing of this well was conducted on February 28, 2007 and confirmed initial oil production of 72 Bopd.  The December 31, 2006 Lenser Report attributed 21,655 net barrels to New Century in this new well.

Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2007 and 2006 (in $000's)
	2007	2006

Future cash inflows	$166,693	$98,529
Future production costs	(34,036)	(18,042)
Future development costs	(2,250)	(4,994)
Future income tax expenses, at 34%	(16,071)	(3,743)
Future gross cash flows	114,336	71,750

Less: 10% annual discount for
estimated timing of cash flows	(34,304)	(20,184)
Standardized measures of discounted future net cash flows
relating to proved oil and gas reserves	$80,032	$51,566

The following reconciles the change in the standardized measure of discounted future net cash flow during 2007 and 2006.

	2007	2006
Beginning of year	$51,566	$37,049
Sales of oil and gas produced, net of production costs	(11,035)	(12,600)
Net changes in sales price, net of production costs	33,416	(22,635)
Development cost incurred during the periods that reduced future development costs	698
Extensions and discoveries, net of development costs	13,815	-
Purchase of reserves in place	-	51,248
Accretion of discount	2,018	1,686
Net changes in estimated future development costs	(1,271)	222
Revisions of previous quantity estimates	2,436	(8,132)
Changes in future income tax expense	(951)	4,759
Changes in production rates and other	(10,660)	(31)
End of year	$80,032	$51,566

NOTE 17 - SUBSEQUENT EVENTS

In January and February of 2008, Laurus notified us that it had assigned an additional $4,932,098 of the December 2006 Secured Term Note to various related parties of Laurus.  Also, in January 2008, Laurus notified us that it had made two sub-assignments of a prior assignment from the Gulf Coast Note totaling $659,442 to various related parties of Laurus.  Laurus has acknowledged that none of our rights and obligations under the notes are be affected by such assignments.

In February 2008, a demand was made by letter from counsel for J & P Family Properties, Ltd. and Lara Energy, Inc. (the “Claimants”).  The letter relates only to Gulf Coast’s McMullen County and Atascosa County properties and possible acquisitions, all as found in an area outlined on a plat attached to a Geophysical Exploration Agreement dated January 8, 2004 between Manti Resources, Inc. and the Claimants, describing an Area of Mutual Interest.  Claimants contend that pursuant to a June 1, 2006 letter agreement, Gulf Coast assumed Manti’s obligations to assign overriding royalties up to 3% on future acquisitions within the referenced area.

The demand seeks assignments of overriding royalty interest believed in no event to exceed 3%, and in some cases less, on newly acquired (since June 1, 2006) acreage together with various forms of information regarding operation, in the referenced area.  We strongly disputed this claim and are engaged in an attempt to resolve this matter without arbitration.  If such efforts are not successful, we believe that arbitration would be the contractually established method for resolving this dispute.

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

 ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), were unable to conclude that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8A(T).  Controls and Procedures

Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, we were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (December 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

As a result of recent changes in the finance and accounting management of the Company and other factors, we did not have a reasonable period of time to design, implement and test compliance of our internal control over financial reporting. As a result, this annual report does not include an assessment by our management of our internal control over financial reporting as of December 31, 2007, as noted above.

We are committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We are in the process of designing such internal controls and procedures over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION.

The Company has previously received comments from the Commission regarding its oil and gas disclosures and reserve information in its Form 10-KSB annual report for the period ended December 31, 2006.  The Company is currently working with the Commission to resolve those comments and anticipates filing an amended report on Form 10-KSB for the period ended December 31, 2006, shortly after the filing of this report.

Cautionary Note to Investors:

We previously became aware of a potential stock scam regarding the proposed purchase of shares of our common stock from offshore investors. At least one investor has been contacted by a third party offering to purchase the shares of our common stock which that investor holds for well over the current market price of our common stock. However, the third party also requests certain legend removal fees and transaction fees which must be paid up front before moving forward with the sale of the common stock. We believe these offers to buy shares of our common stock are fraudulent and that such third parties will not honor their sales once they receive their substantial up front costs. We urge any investor in the Company to only make sales of common stock through licensed broker/dealers and/or to consult with a licensed broker before signing any unsolicited purchase agreements they may receive.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of our director and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and director are as follows:

Name	Age	Position

Edward R. DeStefano	55	Chief Executive Officer,
		President, Secretary, Treasurer and Director

Ken Cleveland	41	Chief Financial Officer

EDWARD R. DESTEFANO
Chief Executive Officer, President, Secretary, Treasurer and Director

Edward R. DeStefano has served as our Chief Executive Officer, President, Secretary, Treasurer and Director since November 2, 2004. From November 2, 2004 to January 31, 2008, Mr. DeStefano also served as Chief Financial Officer of the Company.  Mr. DeStefano has served as the Chief Executive Officer of Century Resources, Inc. since June 1985, which company became our wholly owned subsidiary in connection with the Exchange, discussed below under "Description of Business". From June 1981 to June 1985, Mr. DeStefano served as the Director of Operations of Aracca Petroleum Corporation. From January 1976 to June 1981, Mr. DeStefano was employed as an exploration associate with Gulf Oil Corporation. Mr. DeStefano obtained a Bachelors of Science degree from Ithaca College in 1975. He completed additional course work in Energy Economics at the University of Houston in 1980. Mr. DeStefano is a member of the Houston Geological Society, North Texas Oil and Gas Association, Society of Petroleum Engineers, and the American Association of Petroleum Geologists.

KEN CLEVELAND
Chief Financial Officer

Ken Cleveland has served as our Chief Financial Officer since January 31, 2008. Mr. Cleveland is also currently a financial consultant for Agility Business Partners, LLC, a provider of financial and regulatory consulting to microcap and smaller public companies.  Mr. Cleveland has been employed by Agility since January, 2008. Prior to joining Agility, Mr. Cleveland served as a financial consultant with Sirius Solutions, LLP. from February 2004 until January 2008.  From May 2002 to January 2004, Mr. Cleveland served as Vice President of Finance and as Chief Financial Officer of RhinoPak, L.P.  From November 1999 to May 2002, Mr. Cleveland served as Controller of NeworkOil, Inc.  From April 1994 to November 1999, Mr. Cleveland held various financial management positions for several private and publicly traded companies. Prior to that, he was with the big four accounting firm Ernst & Young for five years, from September 1989 to April 1994. Mr. Cleveland holds a BBA degree from the Baylor University, which he received in 1989, and is a Certified Public Accountant.

Our Director will hold office until the next annual meeting of the shareholders, and/or until his successor has been elected and qualified. Our officers were elected by the Board of Directors and hold office at the pleasure of the Board.

SECOND AMENDED EXECUTIVE EMPLOYMENT AGREEMENT WITH EDWARD R. DESTEFANO

On or about December 3, 2007, the Company and Edward R. DeStefano, the Company’s Chief Executive Officer and President, entered into a Second Amended Executive Employment Agreement (the “Employment Agreement”).  Pursuant to the terms of the Employment Agreement, as amended, Mr. DeStefano will receiver a yearly salary of $425,000 for the twelve month period beginning January 1, 2008 and ending December 31, 2008, and a yearly salary of $475,000 for each of the twelve month periods beginning January 1, 2009 and January 1, 2010, and ending December 31, 2009 and December 31, 2010, respectively.  Furthermore, Mr. DeStefano was entitled to a one-time payment in the amount of $20,000, in connection with Gulf Coast Oil Corporation’s November 2007 closing of the $7,100,000 in financing for the drilling of up to fourteen wells on its properties and the New Century closing of the $5,300,000 in financing described above.  Mr. DeStefano will also receive twenty days of paid time off per year, and he may be granted, at the sole discretion of the Company’s Board of Directors, an overriding royalty interest of up to one half of one percent (0.005%) in connection with any new wells drilled by the Company subsequent to the date of the Employment Agreement.

Under the Employment Agreement, we agreed to indemnify and hold harmless Mr. DeStefano, his nominees and/or assigns against any and all losses, claims, damages, obligations, penalties, judgments, awards, liabilities, costs, expenses and disbursements (incurred in any and all actions, suits, proceedings and investigations in respect thereof and any and all legal and other costs, expenses and disbursements in giving testimony or furnishing documents in response to a subpoena or otherwise), including without limitation, the costs, expenses and disbursements, as and when incurred, of investigating, preparing or defending any such action, suit, proceeding or investigation that is in any way related to his employment with us (whether or not in connection with any action in which he is a party). Such indemnification does not apply to acts performed by Mr. DeStefano, which are criminal in nature or a violation of law. We also agreed that he shall not have any liability (whether direct or indirect, in contract or tort, or otherwise) to us, for, or in connection with, the engagement of Mr. DeStefano under the Employment Agreement, except to the extent that any such liability resulted primarily and directly from his gross negligence and willful misconduct.

The Employment Agreement shall terminate:

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

In the event of Mr. DeStefano's termination pursuant to (d) or (e) above, he will be entitled to receive as severance pay, a one time lump sum payment equal to 150% of the full Yearly Salary then in effect, in addition to all payments of salary earned through the date of such termination, which shall be immediately due and payable; provided however, that any severance payment is contingent upon the execution by Mr. DeStefano of a Settlement Agreement and Mutual Release releasing us from any and all obligations under the Employment Agreement.

AGILITY AGREEMENT

The Company named Ken Cleveland as Acting Chief Financial Officer effective January 31, 2008. Mr. Cleveland is employed by Agility Financial Partners, LLC (“Agility”), which entered into an agreement with the Company regarding the employment of Mr. Cleveland (the “Agility Agreement”).  Pursuant to the Agility Agreement, the Company agreed to pay Agility $150 per hour for Mr. Cleveland’s services to the Company and to pay Agility a placement fee equal to 25% of the annualized compensation of Mr. Cleveland, should the Company hire Mr. Cleveland as a full time employee during the first six months of the Agility Agreement, 20% of such salary during the period from six months after the date of the agreement until one year from the date of the agreement and 10% thereafter.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, we are of the opinion that Edward R. DeStefano and Laurus Master Fund, Ltd.(through Promethean(as defined herein)), are currently subject to Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Edward R. DeStefano CEO, President Former CFO, and Secretary (5)	2007 (5)	350,000 (2)	20,000 (2)	-	-	-	-	9,000 (1)	379,000
	2006 (5)	283,333 (3)	26,667 (3)	-	-	-	-	9,750 (1)	319,750
	2005 (5)	207,957 (4)	14,587 (4)	-	-	-	-	3,000 (1)	225,544

Ken Cleveland CFO (6)	2007	-	-	-	-	-	-	-	-

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individuals listed above, we have no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (3) fiscal years.

(1) Since September 1, 2005, in connection with Mr. DeStefano's Employment Agreement, beginning September 2005, he has been receiving a car allowance.  For the year ended December 31, 2007, such car allowance totaled approximately $750 per month, which amount represents the $9,000 of other compensation in 2007.  The $9,750 of other annual compensation in 2006 and $3,000 in 2005 was also solely due to a car allowance provided to Mr. DeStefano.

(2) Mr. DeStefano earned $350,000 for the fiscal year ended December 31, 2007. Additionally, Mr. DeStefano received $20,000 in bonuses for his performance in regards to Gulf Coast’s November 2007 closing of $7,100,000 in financing for the drilling of up to fourteen wells on its properties and the New Century closing of the $5,300,000 in financing described above.

(3) Mr. DeStefano earned $283,333 for the fiscal year ended December 31, 2006 which included $93,750 earned from January 1, 2006 to May 31, 2006, which was paid under the terms of his Executive Employment Agreement; and $189,583 which he was paid during the remainder of 2006 (June 1, 2006 through December 31, 2006) pursuant to his Amended Executive Employment Agreement (see footnote 4 below). Additionally, Mr. DeStefano received $26,667 in bonuses for his performance in regards to completing the 2006 acquisitions described above under "Description of Business."

(4) Mr. DeStefano earned $207,957 for the fiscal year ended December 31, 2005 which included $141,290 earned by Mr. DeStefano from January 1, 2005 to August 31, 2005 and $66,667 which he was paid pursuant to his Executive Employment Agreement (see footnote 4 below), from September 1, 2005, through December 31, 2005. Additionally, Mr. DeStefano received $14,587 in bonus for his performance in regards to completing the "Development Plan for the Prado Field" with Strong Petroleum and for his efforts in completing the Lindholm-Hanson Gas Unit acquisitions described above under "Description of Business."

(5) Mr. DeStefano is employed under a three year Amended Executive Employment Agreement with us which expires on December 31, 2008, and is described in greater detail under "Directors, Executive Officers, Promoters and Control Persons," above.

(6) Mr. Cleveland was appointed Chief Financial Officer on January 31, 2008, when Mr. DeStefano resigned as Chief Financial Officer of the Company and was not an executive of the Company during the fiscal year ended December 31, 2007.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Edward R. DeStefano, our sole officer (for the fiscal year ended December 31, 2007) and Director, does not receive any separate consideration from the Company other than the compensation he is paid as the Company’s Chief Executive Officer, for his service on the Board of Directors. However; the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Edward R. DeStefano, determines the compensation provided to our executive officers, Mr. DeStefano and Mr. Cleveland, and/or any other executive officers we may hire in the future in their  sole determination. Our executive compensation program is designed to attract and retain talented executives (such as Mr. DeStefano and Mr. Cleveland), to meet our short-term and long-term business objectives. In doing so, we attempt to align our executive’s interests with the interests of our shareholders by providing an adequate compensation package to such executive. This compensation package includes a base salary, which we believe is competitive with other companies of our relative size. Additionally, our Board of Directors reserves the right to award incentive bonuses which are linked to our performance, as well as to individual executive officer’s performance in the future. This package may also include long-term, stock based compensation to our current executive officers and/or any additional executives we may hire in the future, which are intended to align the performance of our executives with our long-term business strategies.

Base Salary

The base salary of Mr. DeStefano, our Chief Executive Officer, President, Secretary and Treasurer, was established by our entry into a Second Amended Employment Agreement with Mr. DeStefano, effective December  3, 2007, described in greater detail above, Mr. DeStefano’s salary was established by evaluating the range of responsibilities of his positions, as well as the anticipated impact that Mr. DeStefano could have in meeting our strategic objectives.

Pursuant to Mr. Cleveland’s Employment Agreement, he is currently not paid any base salary, but rather we pay Agility Financial Partners, LLC, his current full time employer, an hourly rate for his time. If we should hire Mr. Cleveland full time in the future, we will be required to pay a placement fee to Agility.  This compensation arrangement is described in greater detail above.

The established base salary of Mr. DeStefano, any base salary of Mr. Cleveland and/or the base salaries of any additional executive officers we may hire in the future will be adjusted to reflect the varying levels of position responsibilities and individual executive performance.

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

The Board of Directors (in establishing compensation levels for Mr. DeStefano and Mr. Cleveland) and the Company (in establishing compensation levels for all employees of the Company) consider many factors, which may include, but are not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, contributions to the Company’s overall image and reputation in the Company’s industry, and contributions to the development of the management team and other employees. An employee must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors may also consider: competitiveness of compensation packages relative to other comparable companies, both inside and outside of the oil and gas exploration industries, and the experience level of each particular individual.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 31, 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of
Beneficial Owner	Shares	Percent(1)

Edward R. DeStefano*	37,610,700	67.1%
Chief Executive Officer, President, Secretary, Treasurer and Director
5851 San Felipe, Suite 775
Houston, Texas 77057

Ken Cleveland	0		0%
Chief Financial Officer
5851 San Felipe, Suite 775 Houston, Texas 77057

Laurus Master Fund, Ltd.(2)(4)	3,675,000	(3)	6.6%
P.O. Box 309
GT Ugland House
George Town
South Church Street
Grand Cayman,
Cayman Islands
All of the officers and	37,610,700		67.1%
directors as a group (2 persons)

* Mr. DeStefano received 37,500,000 shares of our restricted common stock in December 2004, pursuant to a share exchange, whereby he exchanged 100% of the outstanding shares of Century, for 37,500,000 shares of our common stock. He purchased 4,800 shares of common stock during the fourth quarter of 2006 and 105,900 shares during fiscal 2007, in market transactions at the then value of our common stock.

(1) Using 56,010,612 shares of common stock issued and outstanding as of March 31, 2008.

(2) The beneficial owner of Laurus Master Fund, Ltd. is Laurus Capital Management, LLC, a Delaware limited liability company, who manages Laurus Master Fund, Ltd. Eugene Grin and David Grin are the sole members of Laurus Capital Management, LLC.

(3) Laurus currently holds 3,675,000 shares of our common stock and has contractually agreed not to hold more than 9.99% of our issued and outstanding common stock, unless an event of default occurs or upon providing 75 days prior notice to us. If an event of default occurs or upon 75 days prior notice to us, subject to Laurus' pledge under the December Option, not to exercise any part of the December Option, until (a) the payment in full of all obligations of the Company to Laurus under the Convertible Note and (b) the exercise of the Warrant, unless an event of default occurs and is continuing, Laurus is able to hold an aggregate of 46,735,789 shares of our common stock assuming full conversion of the Note, and exercise of the Warrant, Option and December Option. The shares of common stock issuable in connection with the conversion of the Note (of which Laurus has transferred the rights to certain entities controlled by Laurus), the exercise of the Warrant and exercise of the Option and the December Option represent an aggregate of 43,060,789 shares, including 24,193,548 shares representing the full conversion of the Note, 7,258,065 shares representing full exercise of the Warrant, 6,547,784 shares representing the remaining amount of the Option, and 5,061,392 shares representing full exercise of the December Option (which is subject to the limitation above), defined and described in greater detail above under "Description of Business", and not including any shares of our common stock for conversion of interest on the Note, or any changes in the Fixed Conversion Price, plus the 3,675,000 shares of common stock which Laurus already holds. Assuming full conversion of the Note and exercise of the Warrant, Option and December Option upon an event of default or upon 75 days prior notice to us (subject to the limitation of exercise of the December Option, described above), Laurus could hold 46,735,789 shares of our common stock, which would represent approximately 45.5% of our then outstanding common stock (assuming the issuance of no additional shares of common stock other than in connection with the conversion of the Note, Warrant and Option).

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

From July to December 2007, Laurus notified us that it had assigned approximately $3,417,597 of the December 2006 Secured Term Note to various related parties of Laurus, an aggregate of $844,968 of the Term Note to various related parties of Laurus, and an aggregate of approximately $4,427,065 of the Gulf Coast Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under notes which were assigned would be affected by such assignments.

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

In November 2007, Mr. DeStefano received a one-time bonus payment in the amount of $20,000, in connection with Gulf Coast Oil Corporation’s November 2007 closing of the $7,100,000 in financing for the drilling of up to fourteen wells on its properties and the New Century closing of the $5,300,000 in financing described above.

On or about December 3, 2007, we entered into a Second Amended Executive Employment Agreement with our Chief Executive Officer and President, Edward R. DeStefano, which amended the terms of the Amended Executive Employment Agreement entered into with Mr. DeStefano which was originally effective June 1, 2006. The Second Amended Executive Employment Agreement is described in greater detail above under "Directors, Executive Officers, Promoters and Control Persons".

From January 2008 to the date of this report, Laurus has notified us that it had assigned an additional approximately $4,932,098 of the December 2006 Secured Term Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the note which was assigned would be affected by such assignments.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Securities Purchase Agreement

2.1(1)	Agreement and Plan of Reorganization (without exhibits)

3.1(2)	Articles of Incorporation

3.2(2)	Articles of Amendment to Articles of Incorporation

3.3(3)	Articles of Amendment to Articles of Incorporation

3.4(3)	Articles of Amendment to Articles of Incorporation

3.5(3)	Certificate of Correction filed with the Colorado Secretary of State

3.5(25)	Articles of Amendment to Articles of Incorporation filed with the Colorado Secretary of State

3.6(2)	Bylaws

10.1(4)	Purchase and Sale & Exploration Agreement with Aquatic

10.2(4)	First Amendment of Purchase and Sale & Exploration Agreement with Aquatic

10.3(5)	Development Agreement with Strong (with all confidential information removed)

10.4(6)	Settlement Agreement and Mutual Release with Core Concepts, LLC

10.5(7)	Securities Purchase Agreement between Laurus Master Fund, Ltd. and New Century Energy Corp.

10.6(7)	Secured Convertible Term Note

10.7(8)	Amended and Restated Secured Convertible Note

10.8(7)	Common Stock Purchase Warrant

10.9(7)	Master Security Agreement

10.10(7)	Registration Rights Agreement

10.11(7)	Option Agreement

10.12(7)	Purchase and Sale Agreement (June 2005)

10.13(9)	Finder's Warrant

10.14(10)	Purchase and Sale Agreement (September 2005)

10.15(11)	September 2005 Securities Purchase Agreement

10.16(12)	Amended and Restated Secured Term Note

10.17(11)	September 2005 Reaffirmation and Ratification Agreement

10.18(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas

10.19(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas

10.20(11)	Mortgage, Deed of Trust, Security Agreement Financing Statement and Assignment of Production in Matagorda County, Texas

10.21(13)	Purchase and Sale Agreement dated November 1, 2005 and exhibits

10.22(13)	Amendment to Purchase and Sale Agreement dated November 2, 2005

10.23(13)	Amendment Agreement to June 2005 Securities Purchase Agreement

10.24(14)	Edward R. DeStefano Employment Agreement

10.25(31)	Edward R. DeStefano Amended Employment Agreement

10.26(15)	Second Amendment Agreement with Laurus

10.27(16)	Third Amendment Agreement

10.28(16)	December Option

10.29(16)	Settlement Agreement with William F. Mason

10.30(17)	Asset Purchase Agreement

10.31(17)	Securities Purchase Agreement (Gulf Coast and Laurus)

10.32(17)	Secured Term Note (Gulf Coast)

10.33(17)	Common Stock Purchase Warrant (Gulf Coast)

10.34(17)	Guaranty (New Century and Century)

10.35(17)	Guaranty (Gulf Coast)

10.36(17)	Stock Pledge Agreement (Gulf Coast)

10.37(17)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Atascosa County and McMullen County, Texas

10.38(17)	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.39(17)	Master Security Agreement

10.40(17)	Collateral Assignment

10.41(17)	Letter Agreement regarding Shareholder Agreement

10.42(17)	Reaffirmation, Ratification and Amendment Agreement

10.43(17)	Fourth Amendment Agreement with Laurus

10.44(26)	Fifth Amendment Agreement with Laurus

10.45(27)	June 2006 Asset Purchase Agreement

10.46(27)	June 2006 Securities Purchase Agreement (Gulf Coast and Laurus)

10.47(27)	June 2006 Secured Term Note (Gulf Coast)

10.48(27)	June 2006 Amended and Restated Term Note (Gulf Coast)

10.49(27)	June 2006 Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.50(27)	Collateral Assignment

10.51(27)	Reaffirmation and Ratification Agreement (Gulf Coast)

10.52(27)	Reaffirmation and Ratification Agreement (New Century and Century)

10.53(29)	Sixth Amendment Agreement

10.54(30)	Seventh Amendment Agreement

10.55(32)	Eighth Amendment Agreement

10.55(33)	Escrow Agreement in connection with the June 30, 2005 closing with Laurus

10.56(33)	Funds Disbursement Letter in connection with the June 30, 2005 closing with Laurus

10.57(34)	Securities Purchase Agreement - December 2006

10.58(34)	Second Amended and Restated Secured Term Note

10.59(34)	Second Amended and Restated Secured Term Convertible Note

10.60(34)	Secured Term Note - December 2006 10.61(34) Reaffirmation, Ratification and Amendment Agreement - December 2006

10.62(34)	Amended Guaranty (Gulf Coast Oil Corporation) - December 2006

10.63(34)	Master Security Agreement - December 2006

10.64(34)	Funds Disbursement Letter - December 2006

10.65(34)	Escrow Agreement - December 2006

10.66(35)	Agreement to Rescind the Eighth Amendment

10.67(37)	1st Amendment to Energy Capital Solutions Warrant

10.68(38)	Third Amended and Restated Term Note

10.69(39)	Agreement with Century Asset Corporation

10.70(40))	November 2007 Securities Purchase Agreement
10.71(40)	November 2007 Secured Term Note (Gulf Coast and Valens U.S.) (With Confidential Information Removed)

10.72(40)	November 2007 Secured Term Note (Gulf Coast and Valens Offshore) (With Confidential Information Removed)

10.73(40)	Guaranty (in favor of Purchasers)

10.74(40)	Master Security Agreement (With Confidential Information Removed)

10.75(40)	Amended and Restated Common Stock Purchase Warrant

10.76(40)	Net Interest Agreement (With Confidential Information Removed)

10.77(40)	Conveyance of Net Profits Overriding Royalty Interest (With Confidential Information Removed)

10.78(41)	November 2007 Securities Purchase Agreement

10.79(41)	November 2007 Secured Term Note (New Century and Valens U.S.)

10.80(41)	November 2007 Secured Term Note (New Century and Valens Offshore)

10.81(41)	Consent Letter Agreement

10.82(41)	Master Security Agreement

10.83(41)	Net Interest Agreement

10.84(41)	Conveyance of Net Profits Overriding Royalty Interest

10.85(41)	Amended and Restated Mortgage

10.86(41)	Second Amended Executive Employment Agreement with Edward R. DeStefano

10.87(42)	Letter Agreement with Laurus Amending the Third Amended and Restated Term Note

16.1(18)	Letter from Randolph Scott and Company, Certified Public Accountants

16.2(19)	Letter from Malone and Bailey, PC, Certified Public Accountants

16.3(36)	Letter from Helin, Donovan, Trubee & Wilkinson, LLP

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(20)	Glossary of Oil and Gas Terms

99.2(9)	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2005

99.3(31)	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2006

99.4(21)	Financial Statements of the Company's first acquisition in the Lindholm-Hanson Gas Unit

99.5(21)	Pro Forma Financial Information of the Company's first acquisition in the Lindholm-Hanson Gas Unit

99.6(22)	Financial Statements of the Company's second acquisition in the Lindholm-Hanson Gas Unit

99.7(22)	Pro Forma Financial Information of the Company's second acquisition in the Lindholm-Hanson Gas Unit

99.8(23)	Financial Statements of the Company's third acquisition in the Lindholm-Hanson Gas Unit

99.9(23)	Pro Forma Financial Information of the Company's third acquisition in the Lindholm-Hanson Gas Unit

99.10(24)	Financial Statements of Gulf Coast's 1st acquisition in the Mustang Creek Property

99.11(24)	Pro Forma Financial Information of Gulf Coast's 1st acquisition in the Mustang Creek Property

99.10(28)	Financial Statements of Gulf Coast's 2nd acquisition in the Mustang Creek Property

99.11(28)	Pro Forma Financial Information of Gulf Coast's 2nd acquisition in the Mustang Creek Property

99.12(43)	New Century Energy Corp. 2007 Stock Incentive Plan

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

(12) Filed as an exhibit to our Form 8-K filed on April 4, 2006, and incorporated herein by reference.

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

(39) Filed as exhibits to the Company's Report on Form 10-QSB, filed with the Commission on November 16, 2007, and incorporated herein by reference.

(40) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 27, 2007, and incorporated herein by reference.

(41) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on December 4, 2007, and incorporated herein by reference.

(42) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 23, 2008, and incorporated herein by reference.

(43) Filed as Appendix A to the Company’s Definitive Schedule 14c filing, filed with the Commission on September 11, 2007, and incorporated herein by reference.

* Filed herein

(b) REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the fourth quarter of 2007:

o
The Company filed a report on Form 8-K on November 27, 2007 to report its wholly owned subsidiary’s, Gulf Coast Oil Corporation, entry into a Security Purchase Agreement with LV Administrative Services, Inc., as administrative and collateral agent for Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp.

o
The Company filed a report on Form 8-K on December 4, 2007 to report its entry into a Security Purchase Agreement with LV Administrative Services, Inc., as administrative and collateral agent for Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp.

We filed the following reports on Form 8-K subsequent to the period covered by this Annual Report on Form 10-KSB:

o	The Company filed a report on Form 8-K on January 23, 2008 to report its entry into a Letter Agreement with Laurus Master Fund, Ltd.

o	The Company filed a report on Form 8-K on February 19, 2008 to report the appointment of Ken Cleveland as Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by PMB Helin Donovan, LLP (“PMBHD”), previously known as Helin, Donovan, Trubee & Wilkinson, LLP, for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2007, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $103,300.  The aggregate fees billed by PMBHD for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2006, were $68,575.  These fees include fees billed for professional services rendered by PMB for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

AUDIT RELATED FEES

PMBHD did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2007 that are not included under Audit Fees above.

The aggregate audit-related fees billed during 2006 totaled $68,575, which comprised two acquisition audits and related Form 8-K filings, review of a registration statement on Form SB-2, and Company responses and amendments to prior filings as a result of comment letters received from the Securities and Exchange Commission.

TAX FEES

The aggregate fees billed in each of the last two fiscal years ended December 31, 2007 and December 31, 2006, by the principal accountant for tax compliance was $10,330 and $11,709, respectively.

ALL OTHER FEES

PMBHD did not perform any services for us or charge any fees other than the services described above for either of the fiscal years ended December 31, 2007 or December 31, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY ENERGY CORP.

Dated: April 7, 2008	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward R. DeStefano Edward R. DeStefano	Chief Executive Officer (Principal Executive Officer)	April 7, 2008
Secretary, Treasurer and Director

/s/ Ken Cleveland
Ken Cleveland	Chief Financial Officer (Principal Accounting Officer)	April 7, 2008