Form 10KSB/A
period 2006-12-31
New Century Energy Corp.
filed 2008-04-14
CIK 1079797

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

Yes [   ] No [X]

This Amended Report on Form 10-KSB/A is being filed by the Registrant to add additional disclosures as to the Company’s proved developed reserves as of December 31, 2006 and 2005, under the “Overview” section of “Description of the Company’s Business Focus”; to update the Registrant’s tables of “Oil and Gas Acreage, Productive Wells, and Drilling Activity Disclosure of Oil and Gas Operations” to reconcile its previous disclosures to the “net share” of such production and to include the net quantity of oil and gas production for the three years ended December 31, 2006; to update “Drilling Activity”, to include the results of the Registrant’s drilling activity for the past three years; to add a new risk factor entitled “3D Seismic Interpretation Does Not Guarantee That Hydrocarbons Are Present Or If Present Will Produce In Economic Quantities”; and to update Note 19 of the audited consolidated financial statements included below to make such footnote consistent with the disclosures elsewhere in the document.  All of the other sections of this Amended  Report  on  Form  10-KSB  remain  the  same  as originally filed by the Registrant  on  April 12, 2007, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of  the  Registrant,  including  but  not  limited  to  the  Registrant's  legal proceedings,  results of operations, plan of operations, and the "Risk Factors" disclosure provided  below.

NEW CENTURY ENERGY CORP.
FORM 10-KSB/A
YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB/A (THIS "FORM 10-KSB"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF NEW CENTURY ENERGY CORP. ("NEW CENTURY", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

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

DESCRIPTION OF THE COMPANY'S BUSINESS FOCUS

Overview:

New Century Energy Corp. is an independent oil and gas exploration and production company, with daily net production to its working interest of approximately 2.3 million cubic feet of gas per day (Mcfgpd) and 620 barrels of oil per day (Bopd). The Company's proved reserves as of December 31, 2006 are 7.1 billion cubic feet (Bcf) of natural gas and 858,423 barrels of crude oil. The Company's major areas of operations are located in the United States primarily in Matagorda, Wharton and McMullen counties in Texas. During 2006, the Company's proved oil reserves increased by over 700% due to the acquisition of new proved oil reserves in the Mustang Creek Field in McMullen County, Texas and the drilling of one new producing oil well.

The Company’s proved developed reserves as of December 31, 2006 were as follows:

OIL:   790,800 barrels of oil, or 92% of the Company’s total proved oil reserves of 858,423 barrels.

GAS:  2,131 MMcf of gas, or 29% of the Company’s total proved gas reserves of 7,187 MMcf.

The revised table below reconciles the Company’s proved developed reserves of oil and gas for the years ended December 31, 2006 and 2005:

	2006		2005
	Oil	Gas	Oil	Gas
	(Bbls) (Revised)	(MMcf)	(Bbls)	(MMcf)
Proved developed and undeveloped reserves
Beginning of year	121,067	8,062	113,000	1,116
Revisions of previous estimates[a]	(45,852)	(1,022)	23,309	182
Purchases of minerals in place[b]	952,399	1,215	-	5,447
Production	(190,846)	(1,068)	(15,242)	(643)
Extensions and discoveries[c]	21,655	-	-	1,960
End of the year	858,423	7,187	121,067	8,062
Proved developed reserves
Beginning of year	121,067	4,517	98,858	151
End of the year[d]	790,800	2,131	121,067	4,517
a The downward revision of  previous estimates by 45,852 net barrels is a result of two revisions.  First, there was a downward revision of 112,324 net barrels resulting from the unsuccessful drilling of a PUD location, the Kassner #3 well.  When the Company acquired the Mustang Creek Field oil reserves in 2006, we attributed proved undeveloped reserves to this location and, as a result of the unsuccessful well, it is necessary to subtract these net barrels from our proved reserve base.  Second, there were upward revisions in the reserve estimates for several of our wells from our January 1, 2006 reserve report to our December 31, 2006 reserve report which accounted for the remaining 66,472 net barrel increase in previous estimates.

b The significant increase in purchases of minerals in place is attributable to the acquisition of the Mustang Creek Assets in April and June of 2006.  The downward revision by 29,950 net barrels from the original 10KSB filing to 952,399 net barrels, results from an adjustment to the effective date of our acquisition reserve report from December 1, 2005 to January 1, 2006 and new production information available after August 4, 2006.  The original report included reserves from December 2005, which we have determined was included in error.

c In 2006, we drilled one productive exploratory well, the Rabke Maspero Unit Well #2.  Drilling of this well was finalized on December 14, 2006 and the well was logged on December 14, 2006.   Due to local flooding, testing and completion of this new well did not take place until February of 2007.  Testing of this well was conducted on February 28, 2007 and confirmed initial oil production of 72 Bopd.

The reserve report prepared by R.A. Lenser dated April 3, 2007 with an effective date of December 31, 2006 (the “Lenser Report”) attributed 21,655 net barrels of oil to the Company in this new well.

The reserve table in Note 19 to our audited Consolidated Financial Statements in our original 10KSB filing for the year ended December 31, 2006, which is amended by this amended report, did not include reserves added due to the drilling of the Rabke Maspero Unit #2 well in the amount of 21,655 net barrels, and this amended table correctly includes the Rabke Maspero Unit #2 well, as an upward addition to proved reserves.

d This amended table includes a significant upward revision to the Company’s end of year total for proved developed oil from the previously reported 117,959 net barrels, increasing to 790,800 net barrels.  The reason for this increase is due to the fact that the original 10KSB filing for the period ending December 31, 2006, only included net reserves attributed to the parent company, New Century Energy Corp., and did not correctly include the net reserves attributed to our wholly owned consolidated subsidiary, Gulf Coast Oil Corporation. The table has been amended to present the combined proved developed reserves on a consolidated basis.

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

OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE LAST THREE FISCAL YEARS OPERATED AND NON-OPERATED PROPERTIES:

	2006	2005	2004
AVERAGE SALE PRICE OF OIL
(Per bbl.)	$62.87	$53.63	$39.78

AVERAGE SALE PRICE OF GAS
(PER MCF)	$5.99	$7.10	$5.08

ANNUAL NET SHARE OF OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2006	2005	2004
	Barrels	Barrels	Barrels

MUSTANG CREEK FIELD	173,097	--	--

SAN MIGUEL CREEK FIELD	9,938	8,143	12,174

TENNA FIELD	7,811	7,099	7,071
ANNUAL TOTALS	190,846	15,242	19,245

ANNUAL NET GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2006	2005	2004

SARGENT SOUTH FIELD (MCF)	318,229	164,965	162,357

TYLER RANCH GAS UNIT #1 (MCF)*	105,861	--	--

TOTAL	424,090	164,965	162,357

*In July 2006 the TYLER RANCH GAS UNIT #1 well stopped producing and in now shut-in and non operational.

ANNUAL NET GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2006	2005	2004

WISHBONE FIELD-
LINDHOLM HANSON
GAS UNIT(MCF)	715,624	1,374,755	627,512

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to New Century Energy Corp. for the fiscal years ended December 31, 2006 and 2005, and the average sales prices, average production costs and direct lifting costs per unit of production.

	Years Ended December 31,
	2006	2005

Net Production
Oil (Bbls)	190,846	15,242
Gas (MMcf)	424,090	164,965

Average Sales Prices
Oil (per Bbl)	$ 62.87	$ 53.63
Gas (per Mcf)	$ 5.99	$ 7.10

Average Production Cost[1]
Per equivalent
Bbl of oil	$ 45.70	$ 75.14

Average Lifting Costs[2]
Per equivalent
Bbl of oil	$ 8.41	$ 24.18

1 Production costs include depreciation, depletion, and amortization, lease operating expenses and all associated taxes.

2 Direct lifting costs include lease operating expenses and all associated taxes but do not include impairment expense, ceiling write-down, or depreciation, depletion and amortization.

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

PRODUCTIVE WELLS

The following table sets forth our gross and net productive oil and natural gas wells at December 31, 2006:

	PRODUCING	OIL WELLS	PRODUCING	GAS WELLS
	GROSS	NET	GROSS	NET

Jim Hogg County, TX	2	2	0	0

Matagorda County, TX	0	0	5	4

McMullen County, TX	17	16.75	12	2.647

Wharton County, TX	2	2	0	0
TOTAL	21	20.75	17	6.647

DRILLING ACTIVITY:

The following table sets forth the results of our drilling activities over the three years ending December 31, 2006:

	OIL WELLS
	2006		2005		2004
	Oil Gross	Wells Net	Oil Gross	Wells Net	Oil Gross	Wells Net
Exploratory Wells – Productive (1)(2)	1	1	0	0	0	0
Exploratory Wells- Non-productive (1)(3)	1	1	1.5		0	0
Development Wells	0	0	0	0	0	0

	GAS WELLS
	2006		2005		2004
	Oil Gross	Wells Net	Oil Gross	Wells Net	Oil Gross	Wells Net
Exploratory Wells – Productive (1)(2)	0	0	4.608		0	0
Exploratory Wells- Non-productive (1)(3)	0	0	1.0419		0	0
Development Wells	0	0	0	0	0	0

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

In 2006, we drilled one productive exploratory well, the Rabke Maspero Unit Well #2.  Drilling of this well was finalized on December 14, 2006 and the well was logged on December 14, 2006.   Due to local flooding, testing and completion of this new well did not take place until February of 2007.  Testing of this well was conducted on February 28, 2007 and confirmed initial oil production of 72 Bopd.

The reserve report prepared by R.A. Lenser dated April 3, 2007, with an effective date of December 31, 2006 (the “Lenser Report”), attributed 21,655 net barrels of oil to the Company in this new well.

The reserve table in Note 19 to our audited Consolidated Financial Statements in our original 10KSB filing for the year ended December 31, 2006, which is amended by this amended report, did not include reserves added due to the drilling of the Rabke Maspero Unit #2 well in the amount of 21,655 net barrels, and this amended table correctly includes the Rabke Maspero Unit #2 well, as an upward addition to proved reserves.

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

PLAN OF OPERATIONS OVERVIEW

During 2006, our operations grew externally through two successful acquisitions of mineral interests in proved producing and undeveloped oil and gas leases in the Mustang Creek Field area ("Mustang Creek"), located in McMullen County, Texas. We formed a new wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast” or “GCOC”)for financing these acquisitions. The formation of this subsidiary has contributed to the significant increase in our total assets of approximately $66 million on the consolidated balance sheet of New Century Energy, as of December 31, 2006, of which $29 million related to our new subsidiary Gulf Coast. Our total oil and gas proved reserves as of January 1, 2007, are estimated to total 2,055,000 equivalent barrels. Proved reserves for oil is estimated at 858,423 barrels, of which 719,000 barrels are expected from Gulf Coast leases. The 1,197,000 equivalent barrels of proved gas reserves are expected to be contributed by the Lindholm Hanson Gas Units and Wells ("L-H Gas Unit") acquired by New Century Energy in three acquisitions during 2005 and 2006 and our proved producing and proved undeveloped reserves associated with our Hamill & Hamill lease in the South Sargent Field in Matagorda County, Texas.

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

As discussed in Note 19 – “Supplemental Oil and Gas Information (Unaudited)”, the Company has revised its oil and gas reserve information.

PMB HELIN DONOVAN, LLP

/s/ PMB Helin Donovan, LLP

March 17, 2007, except as to Note 19, as to which the date is April 11, 2008
Houston, Texas

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

The revised table below reconciles the Company’s proved developed reserves of oil and gas for the years ended December 31, 2006 and 2005:

	2006		2005
	Oil	Gas	Oil	Gas
	(Bbls) (Revised)	(MMcf)	(Bbls)	(MMcf)
Proved developed and undeveloped reserves
Beginning of year	121,067	8,062	113,000	1,116
Revisions of previous estimates [a]	(45,852)	(1,022)	23,309	182
Purchases of minerals in place [b]	952,399	1,215	-	5,447
Production	(190,846)	(1,068)	(15,242)	(643)
Extensions and discoveries [c]	21,655	-	-	1,960
End of the year	858,423	7,187	121,067	8,062
Proved developed reserves
Beginning of year	121,067	4,517	98,858	151
End of the year [d]	790,800	2,131	121,067	4,517

a The downward revision of  previous estimates by 45,852 net barrels is a result of two revisions.  First, there was a downward revision of 112,324 net barrels resulting from the unsuccessful drilling of a PUD location, the Kassner #3 well.  When the Company acquired the Mustang Creek Field oil reserves in 2006, we attributed proved undeveloped reserves to this location and, as a result of the unsuccessful well, it is necessary to subtract these net barrels from our proved reserve base.  Second, there were upward revisions in the reserve estimates for several of our wells from our January 1, 2006 reserve report to our December 31, 2006 reserve report which accounted for the remaining 66,472 net barrel increase in previous estimates.

b The significant increase in purchases of minerals in place is attributable to the acquisition of the Mustang Creek Assets in April and June of 2006.  The downward revision by 29,950 net barrels from the original 10KSB filing to 952,399 net barrels, results from an adjustment to the effective date of our acquisition reserve report from December 1, 2005 to January 1, 2006 and new production information available after August 4, 2006.  The original report included reserves from December 2005, which we have determined was included in error.

c In 2006, we drilled one productive exploratory well, the Rabke Maspero Unit Well #2.  Drilling of this well was finalized on December 14, 2006 and the well was logged on December 14, 2006.   Due to local flooding, testing and completion of this new well did not take place until February of 2007.  Testing of this well was conducted on February 28, 2007 and confirmed initial oil production of 72 barrels of oil per day (“Bopd”).

The reserve report prepared by R.A. Lenser dated April 3, 2007, with an effective date of December 31, 2006 (the “Lenser Report”), attributed 21,655 net barrels of oil to the Company in this new well.

The reserve table in Note 19 to our audited Consolidated Financial Statements in our original 10KSB filing for the year ended December 31, 2006, which is amended by this amended report, did not include reserves added due to the drilling of the Rabke Maspero Unit #2 well in the amount of 21,655 net barrels, and this amended table correctly includes the Rabke Maspero Unit #2 well, as an upward addition to proved reserves.

d This amended table includes a significant upward revision to the Company’s end of year total for proved developed oil from the previously reported 117,959 net barrels, increasing to 790,800 net barrels.  The reason for this increase is due to the fact that the original 10KSB filing for the period ending December 31, 2006, only included net reserves attributed to the parent company, New Century Energy Corp., and did not correctly include the net reserves attributed to our wholly owned consolidated subsidiary, Gulf Coast Oil Corporation. The table has been amended to present the combined proved developed reserves on a consolidated basis.

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB/A (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Securities Purchase Agreement

2.1(1)	Agreement and Plan of Reorganization (without exhibits)

3.1(2)	Articles of Incorporation

3.2(2)	Articles of Amendment to Articles of Incorporation

3.3(3)	Articles of Amendment to Articles of Incorporation

3.4(3)	Articles of Amendment to Articles of Incorporation

3.5(3)	Certificate of Correction filed with the Colorado Secretary of State

3.5(25)	Articles of Amendment to Articles of Incorporation filed with the Colorado Secretary of State

3.6(2)	Bylaws

10.1(4)	Purchase and Sale & Exploration Agreement with Aquatic

10.2(4)	First Amendment of Purchase and Sale & Exploration Agreement with Aquatic

10.3(5)	Development Agreement with Strong (with all confidential information removed)

10.4(6)	Settlement Agreement and Mutual Release with Core Concepts, LLC

10.5(7)	Securities Purchase Agreement between Laurus Master Fund, Ltd. and New Century Energy Corp.

10.6(7)	Secured Convertible Term Note

10.7(8)	Amended and Restated Secured Convertible Note

10.8(7)	Common Stock Purchase Warrant

10.9(7)	Master Security Agreement

10.10(7)	Registration Rights Agreement

10.11(7)	Option Agreement

10.12(7)	Purchase and Sale Agreement (June 2005)

10.13(9)	Finder's Warrant

10.14(10)	Purchase and Sale Agreement (September 2005)

10.15(11)	September 2005 Securities Purchase Agreement

10.16(12)	Amended and Restated Secured Term Note

10.17(11)	September 2005 Reaffirmation and Ratification Agreement

10.18(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas

10.19(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas

10.20(11)	Mortgage, Deed of Trust, Security Agreement Financing Statement and Assignment of Production in Matagorda County, Texas

10.21(13)	Purchase and Sale Agreement dated November 1, 2005 and exhibits

10.22(13)	Amendment to Purchase and Sale Agreement dated November 2, 2005

10.23(13)	Amendment Agreement to June 2005 Securities Purchase Agreement

10.24(14)	Edward R. DeStefano Employment Agreement

10.25(31)	Edward R. DeStefano Amended Employment Agreement

10.26(15)	Second Amendment Agreement with Laurus

10.27(16)	Third Amendment Agreement

10.28(16)	December Option

10.29(16)	Settlement Agreement with William F. Mason

10.30(17)	Asset Purchase Agreement

10.31(17)	Securities Purchase Agreement (Gulf Coast and Laurus)

10.32(17)	Secured Term Note (Gulf Coast)

10.33(17)	Common Stock Purchase Warrant (Gulf Coast)

10.34(17)	Guaranty (New Century and Century)

10.35(17)	Guaranty (Gulf Coast)

10.36(17)	Stock Pledge Agreement (Gulf Coast)

10.37(17)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Atascosa County and McMullen County, Texas

10.38(17)	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.39(17)	Master Security Agreement

10.40(17)	Collateral Assignment

10.41(17)	Letter Agreement regarding Shareholder Agreement

10.42(17)	Reaffirmation, Ratification and Amendment Agreement

10.43(17)	Fourth Amendment Agreement with Laurus

10.44(26)	Fifth Amendment Agreement with Laurus

10.45(27)	June 2006 Asset Purchase Agreement

10.46(27)	June 2006 Securities Purchase Agreement (Gulf Coast and Laurus)

10.47(27)	June 2006 Secured Term Note (Gulf Coast)

10.48(27)	June 2006 Amended and Restated Term Note (Gulf Coast)

10.49(27)	June 2006 Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.50(27)	Collateral Assignment

10.51(27)	Reaffirmation and Ratification Agreement (Gulf Coast)

10.52(27)	Reaffirmation and Ratification Agreement (New Century and Century)

10.53(29)	Sixth Amendment Agreement

10.54(30)	Seventh Amendment Agreement

10.55(32)	Eighth Amendment Agreement

10.55(33)	Escrow Agreement in connection with the June 30, 2005 closing with Laurus

10.56(33)	Funds Disbursement Letter in connection with the June 30, 2005 closing with Laurus

10.57(34)	Securities Purchase Agreement - December 2006

10.58(34)	Second Amended and Restated Secured Term Note

10.59(34)	Second Amended and Restated Secured Term Convertible Note

10.60(34)	Secured Term Note - December 2006 10.61(34) Reaffirmation, Ratification and Amendment Agreement - December 2006

10.62(34)	Amended Guaranty (Gulf Coast Oil Corporation) - December 2006

10.63(34)	Master Security Agreement - December 2006

10.64(34)	Funds Disbursement Letter - December 2006

10.65(34)	Escrow Agreement - December 2006

10.66(35)	Agreement to Rescind the Eighth Amendment

10.67(37)	1st Amendment to Energy Capital Solutions Warrant

16.1(18)	Letter from Randolph Scott and Company, Certified Public Accountants

16.2(19)	Letter from Malone and Bailey, PC, Certified Public Accountants

16.3(36)	Letter from Helin, Donovan, Trubee & Wilkinson, LLP

21(37)	Subsidiaries of New Century Energy Corp.

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(20)	Glossary of Oil and Gas Terms

99.2(9)	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2005

99.3(31)	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2006

99.4(21)	Financial Statements of the Company's first acquisition in the Lindholm-Hanson Gas Unit

99.5(21)	Pro Forma Financial Information of the Company's first acquisition in the Lindholm-Hanson Gas Unit

99.6(22)	Financial Statements of the Company's second acquisition in the Lindholm-Hanson Gas Unit

99.7(22)	Pro Forma Financial Information of the Company's second acquisition in the Lindholm-Hanson Gas Unit

99.8(23)	Financial Statements of the Company's third acquisition in the Lindholm-Hanson Gas Unit

99.9(23)	Pro Forma Financial Information of the Company's third acquisition in the Lindholm-Hanson Gas Unit

99.10(24)	Financial Statements of Gulf Coast's 1st acquisition in the Mustang Creek Property

99.11(24)	Pro Forma Financial Information of Gulf Coast's 1st acquisition in the Mustang Creek Property

99.10(28)	Financial Statements of Gulf Coast's 2nd acquisition in the Mustang Creek Property

99.11(28)	Pro Forma Financial Information of Gulf Coast's 2nd acquisition in the Mustang Creek Property

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

NEW CENTURY ENERGY CORP.

Dated: April 14, 2008	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer and (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward R. DeStefano Edward R. DeStefano	Chief Executive Officer (Principal Executive Officer)	April 14, 2008
Secretary, Treasurer and Director

/s/ Ken Cleveland
Ken Cleveland	Chief Financial Officer (Principal Accounting Officer)	April 14, 2008