Form 10-Q
period 2008-03-31
New Century Energy Corp.
filed 2008-05-15
CIK 1079797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 000-28813

NEW CENTURY ENERGY CORP.
(Exact name of registrant as specified in its charter)

COLORADO	93-1192725
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5851 San Felipe, Suite 775, Houston Texas 77057
(Address of principal executive offices)

(713) 266-4344
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

As of May 5, 2008, the issuer had 56,010,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW CENTURY ENERGY CORP.
CONSOLIDATED BALANCE SHEET

Current Assets	March 31, 2008 (unaudited)	December 31, 2007 (audited)
Cash and cash equivalents	$5,693,688	$9,522,517
Restricted cash	1,465,071	1,964,446
Certificate of deposit	35,075	35,075
Accounts receivable	2,537,740	2,038,876
Due from Laurus Master Fund, Ltd.	8,942	8,942
Inventory	530,645	512,578
Prepaid expenses and other	68,335	62,560
Total Current Assets	10,339,496	14,144,994

Office equipment, net of accumulated depreciation of $96,841 and $84,528 at March 31, 2008 and December 31, 2007, respectively	95,403	102,303

Oil and gas properties, using successful efforts accounting
Proved properties	64,835,685	62,216,668
Unproved properties	1,129,675	903,738
Wells and related equipment and facilities	8,150,173	7,382,192
	74,115,533	70,502,598
Less accumulated depletion and impairment	(32,880,100)	(30,941,996)
Net oil and gas properties	41,235,433	39,560,602
Deferred loan costs and other assets, net	231,385	250,500
TOTAL ASSETS	$51,901,717	$54,058,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,196,000	$823,976
Accrued liabilities	590,746	754,258
Royalty payments	342,196	233,377
Current portion of notes payable	29,333,271	29,730,690
Derivative liability for Laurus warrant	143,534	111,753
Derivative liability for Laurus stock option	294,539	229,074
Single compound embedded derivatives within convertible note	251,672	288,966
Derivative liability for Laurus December option	227,678	177,074
Total Current Liabilities	32,379,636	32,349,168

Notes payable, less current portion (net of unamortized
discount and loan costs of $1,518,811 and $2,002,812 at March 31, 2008 and December 31, 2007, respectively)	42,406,670	44,073,786
Asset retirement obligation	540,372	497,704
Total Liabilities	75,326,678	76,920,658

Commitments and Contingencies (see Note 8)	--	--

Stockholders' Deficit
Preferred stock, $.001 par, 20,000,000 shares authorized,
Series A convertible preferred shares, 5,000 shares
designated, none issued	--	--
Series B convertible preferred shares, 2,000,000 shares
designated, none issued	--	--
Common stock, $.001 par value, 200,000,000 shares
authorized, 56,010,612 shares issued and outstanding at March 31, 2008 and December 31, 2007	56,011	56,011
Additional paid in capital	9,952,743	9,952,743
Retained deficit	(33,433,715)	(32,871,013)
Total Stockholders' Deficit	(23,424,961)	(22,862,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,901,717	$54,058,399

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007

	2008 (unaudited)	2007 (unaudited)
Revenues
Oil and gas sales	$5,948,462	$2,967,100
Gas operations consulting	6,300	9,517

Total Revenues	5,954,762	2,976,617

Expenses
Exploration	824,854	446,821
Lease operating	749,687	452,287
Production taxes	246,493	133,140
Depreciation, depletion
and amortization	1,950,417	2,114,423
General and administrative	435,559	286,351

Total expenses	4,207,010	3,433,022

Operating income (loss)	1,747,752	(456,405)

Other income (expense)

Net change in fair value of derivative liabilities	(110,556)	559,390
Loss on natural gas put option	--	(68,881)
Interest and amortization of discount on debt	(2,257,713)	(2,332,018)
Purchase and write down of Vertica liabilities	--	15,419
Interest and other income	57,816	126,430

Total other expense, net	(2,310,453)	(1,699,660)

Loss before income taxes	(562,701)	(2,156,065)
Income tax expense (benefit)	--	--

NET LOSS	$(562,701)	$(2,156,065)

Loss per share, basic and diluted	$(.01)	$(.04)

Weighted average common shares used in
computing basic and diluted loss per share	56,010,612	56,010,612

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007

	2008 (unaudited)	2007 (unaudited)
Cash flows from operating activities
Net loss	$(562,701)	$(2,156,065)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation, depletion and amortization	1,950,417	2,114,423
Write-off of liabilities on Vertica reverse merger	-	(15,419)
Amortization of deferred loan costs	19,115	5,540
Accretion of asset retirement obligation	42,668	9,766
Accretion of discount on notes to interest expense	484,001	422,932
Net change in fair value of derivative liabilities	110,556	(559,390)
Loss on natural gas put option	-	68,881
Interest earned on restricted cash	(15,607)	(66,452)
Changes in working capital:
Accounts receivable	(498,864)	259,888
Inventory	(18,068)	(126,146)
Prepaid expenses and other	(5,775)	163,874
Accounts payable	372,024	(66,919)
Accrued liabilities	(163,512)	(170,266)
Royalty payments payable	108,819	259,139
Net cash provided by operating activities	1,823,073	143,786

Cash flows from investing activities
Investment in drilling exploratory wells at Mustang Creek field	(2,139,680)	(1,383,526)
Capital expenditures on other oil and gas properties	(1,247,318)	(628,419)
Investment in unproved property	(225,937)	(110,050)
Investment in furniture and fixtures	(5,413)	-
Investment in natural gas put option	-	(112,000)
Decrease in drilling advances	-	62,628
Changes in other assets	-	2,000
Net cash used in investing activities	(3,618,348)	(2,169,367)

Cash flows from financing activities
Payments to reduce long-term debt	(2,548,536)	(618,717)
Restricted cash released (restricted) for drilling program	514,982	-
Net cash used in financing activities	(2,033,554)	(618,717)

Net decrease in cash	(3,828,829)	(2,644,298)

Cash at beginning of the period	9,552,517	7,524,278

Cash at end of the period	$5,693,688	$4,879,980

Supplemental cash flow information:
Interest paid	$1,875,859	$1,928,708

Income taxes paid	$-	$--

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in New Century Energy Corp.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of New Century Energy Corp. (“New Century” or the “Company”) and its wholly owned subsidiaries, Century Resources, Inc. (“Century”) and Gulf Coast Oil Corporation (“Gulf Coast”), for the three months ended March 31, 2008 and 2007, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year’s consolidated financial statements to the current year presentation. These reclassifications had no effect on reported earnings. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

Fair Value Measurements

As described in “Adoption of New Accounting Standards,” the Company adopted SFAS No. 157 effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, New Century incurred recurring net losses of  $562,701 and $2,156,065 for the three months ended March 31, 2008 and 2007, respectively, and has negative working capital of $22,040,140 and an accumulated deficit of $33,433,715 as of March 31, 2008.

The Company has maintained a satisfactory credit relationship with the primary lender over the past 33 months, as it has made its principal and interest payments when due, or has successfully negotiated amendments to its various loan agreements providing more flexible terms if and when needed. The Company has successfully financed four of its five acquisitions with borrowings from this primary lender, Laurus Master Fund, Ltd. (“Laurus”), with the remaining acquisition being a cash purchase. Accordingly, the Company is uncertain that it will be successful in meeting its working capital requirements through the end of 2008, including the successful negotiation of a refinancing of both its $11.1 million balloon payment under the $15 million Secured Convertible Term Note, due June 30, 2008, and the $6.4 million balloon payment under the $9.5 million Secured Term Note, due July 1, 2008.

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

The conditions described above create substantial doubt as to New Century’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - GULF COAST NOTE

On April 26, 2006, Gulf Coast entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), whereby Gulf Coast sold Laurus a Secured Term Note in the amount of $40,000,000 (the “Gulf Coast Note”) with the following features and is collateralized by a security interest in all cash and cash equivalents, inventory, equipment, goods, fixtures, documents, instruments, contract rights, commercial tort claims, general intangibles, oil and gas leases, now owed or acquired in the future; all rights, title, interests and estates in any and all properties or leases, now owned or acquired in the future; and any and all agreements or future agreements entered into in the future; by New Century, Gulf Coast or Century:

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than eight percent

Maturity Date-	October 28, 2009

Amortizing Amount -	80% of net production revenue from Mustang Creek Assets- with a minimum monthly payment of $150,000

Amended Warrant -
To purchase shares from Gulf Coast following payment in full of all obligations and liabilities owed by Gulf Coast to Laurus equal to 49% of the then outstanding common stock of Gulf Coast.  Associated value was nominal.

Repayment -
A portion of the proceeds from the issuance of the New Century Energy Corp. December 2006 Secured Term Note (see Note 4), totaling $5,235,788, was used to pay principal on this note on or about December 29, 2006.

The Gulf Coast Note was classified as follows:

	March 31, 2008	December 31, 2007
Gross amount	$28,177,515	$29,744,569
Less : unamortized discount	(659,477)	(762,671)
Net amount	$27,518,038	$28,981,898

The accretion of discount and deferred loan costs related to the Gulf Coast Note for the three months ended March 31, 2008 and March 31, 2007 was $103,194 and $5,357, respectively.

From July 2007 to March 2008, Laurus notified New Century that it had assigned an aggregate of approximately $4,427,065 of the Gulf Coast Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the Gulf Coast Note would be affected by such assignments.

NOTE 4 - NEW CENTURY ENERGY NOTES PAYABLE

As of March 31, 2008, the Company’s aggregate indebtedness to its primary lender, Laurus, totaled approximately $48.2 million, plus the fair value of its derivative liabilities of approximately $0.9 million.  The remaining $25 million of aggregate indebtedness at March 31, 2008 is with various related parties of Laurus, of which $13.6 million has been assigned to them from existing notes with Laurus, as detailed below.  Laurus has also acknowledged that none of our rights and obligations under notes which were assigned would be affected by such assignments.  From July 2007 to March 2008, Laurus notified us that it had made the following assignments of which $374,089 and $534,743 has been repaid in 2008 and 2007, respectively.

Third Amended and Restated Secured Term	$4,144,968
December 2006 Secured Term	5,049,695
Gulf Coast	4,427,065
Total assignments of notes payable	$13,621,728

SECOND AMENDED AND RESTATED SECURED CONVERTIBLE TERM NOTE

In connection with the first acquisition of a 6.2% working interest and a 5.464% net revenue interest in the Lindholm-Hanson Gas Unit, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., to sell a Secured Convertible Term Note in the principal amount of $15,000,000. The Secured Convertible Note as amended and restated includes the following features and is collateralized by a security interest in all cash and cash equivalents, inventory, equipment, goods, fixtures, documents, instruments, contract rights, commercial tort claims, general intangibles, oil and gas leases, now owned or acquired in the future; all rights, title, interests and estates in any and all properties or leases, now owned or acquired in the future; and any and all agreements or future agreements entered into in the future; by New Century, Gulf Coast or Century:

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than seven percent

Maturity Date -	June 30, 2008

Amortizing Amount -
$100,000, beginning January 1, 2007. With the signing of the December 2006 Secured Term Note (see below), we entered into a Second Amended and Restated Secured Convertible Term Note which revised the current amortization payments for the note. Under the Restated Convertible Note (signed December 2005), we were obligated to make monthly amortization payments under the Restated Convertible Note of $250,000 per month, beginning July 1, 2006. The Second Restated Convertible Note revised the amortization payments such that, beginning January 1, 2007, through December 31, 2007, we are required to make monthly amortization payments of $100,000, and beginning January 1, 2008, through June 1, 2008, we are required to make monthly amortization payments of $250,000 per month. On June 30, 2008, a balloon payment of $11,050,000 is due.

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

On December 30, 2005, we entered into a Third Amendment Agreement ("Third Amendment") to create the Restated Convertible Note and a December Option. The December Option provides Laurus the right to purchase up to 5,061,392 shares of our common stock at $0.001 per share. Laurus agreed not to exercise any rights until: (a) payment in full of all of the obligations of the Company under the June 2005 Restated Note have been paid in full and (b) the exercise of the Warrant by Laurus, except in the event of default (as defined in the Amended Note), or upon 75 days notice. (See Note 5)

In December 2006, the Company entered into the Eighth Amendment Agreement (the "Eighth Amendment") with Laurus which amended the terms of our June 30, 2005 Common Stock Purchase Warrant ("Warrant") and June 30, 2005 and December 31, 2005 Options (the "Options") with Laurus, to add a cashless exercise feature, whereby Laurus may exercise the Warrant and/or Options and receive an amount of shares of our common stock equal to the number of shares exercised multiplied by the exercise price of the security divided by the Fair Market Value of our common stock (as defined in the Warrant and Options).

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

The Second Amended and Restated Secured Convertible Term Note was comprised of:

	March 31, 2008	December 31, 2007
Gross amount	$12,000,000	$12,300,000
Less: unamortized discount	(334,333)	(659,885)
Net amount	$11,665,667	$11,640,115

For the three months ended March 31, 2008 and March 31, 2007, the accretion of discounts related to the Second Amended and Restated Secured Convertible Term Note was $ 325,552 and $302,492, respectively.

THIRD AMENDED AND RESTATED SECURED TERM NOTE

In connection with the second acquisition of a 7.25% working interest and a 5.43% net revenue interest of the Lindholm-Hanson Gas Unit, on September 19, 2005, the Company executed a Secured Term note in the amount of $9,500,000, with the following features and is collateralized by a security interest in all cash and cash equivalents, inventory, equipment, goods, fixtures, documents, instruments, contract rights, commercial tort claims, general intangibles, oil and gas leases, now owned or acquired in the future; all rights, title, interests and estates in any and all properties or leases, now owned or acquired in the future; and any and all agreements or future agreements entered into in the future; by New Century, Gulf Coast or Century:

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

Concurrent with the signing of the December 2006 Secured Term Note, (see below) we entered into a Second Amended and Restated Secured Term which revised the current amortization payments for this note to be the greater of 80% of the gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit or the current month’s interest. We also extended the maturity date of this note to July 2, 2007.

On July 10, 2007, we entered into the Third Amended and Restated Secured Term Note with Laurus.  The agreement extended the maturity date of the Secured Term Note from July 2, 2007 to December 31, 2007.

On January 20, 2008, New Century Energy Corp. (“we,” “us,” and the “Company”) entered into a Letter Agreement (the “Letter Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). The Letter Agreement amended the terms of our Third Amended and Restated Note entered into with Laurus on or about July 10, 2007 (“Restated Note”) to extend the maturity date to July 1, 2008. The Restated Note had an original balance as of September 15, 2005, of $9,500,000, and was amended in connection with the entry into the Amended and Restated Term Note in March 2006, to provide that principal and interest on the note, which accrues at 20% per annum, payable monthly in arrears, would be repaid to Laurus by way of a production payment on certain of our oil and gas property (described below). The interest rate of the Term Note, which rate was not changed by any of the amendments to the Restated Note, is twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears.  The Letter Agreement also amended the terms of an event of default under the Restated Note to include an event of default under any other of the previous Securities Purchase Agreements (“SPAs”) or Related Agreements (as defined in the SPAs) entered into with Laurus by us and/or by Gulf Coast Oil Corporation, our wholly owned subsidiary.

At March 31, 2008 and December 31, 2007, the unpaid balance of the Second Amended and Restated Secured Term was $6,351,391. The entire balance of this note is a current liability.

From July 2007 to March 2008, Laurus notified us that it had assigned approximately $4,144,968 of the Secured Term Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the note would be affected by such assignments.

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

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than eight percent

Maturity Date -	January 4, 2010

Amortizing Amount -	Monthly payments of $200,000, beginning on July 1, 2007

Use of Proceeds -

Management discretion	$1,000,000
Liquidate Gulf Coast June 2006 Note	4,700,237
Payment on Gulf Coast Note (see Note 3)	5,235,788
Interest on Gulf Coast June 2006 Note	63,975
Fees to Laurus	240,000
Escrow fees	3,000
Restricted Cash	4,967,000
$16,210,000

Restricted Cash is held by Laurus as security for our obligations under the closing documents and is disbursed at Laurus’ sole discretion. At March 31, 2008 and December 31, 2007, respectively, the remaining balance of the Restricted Cash was $78 and $513,614.

The December 2006 Secured Term Note was comprised as follows:

	March 31, 2008	December 31, 2007
Gross amount	$14,411,308	$15,011,328
Less: unamortized discount	(140,562)	(160,325)
Net amount	$14,270,746	$14,851,003

The accretion of the discount related to the $16.2 million Secured Term Note for the three months ended March 31, 2008 and March 31, 2007 was $ 19,763 and $ 19,450, respectively.

From July 2007 to March 2008, Laurus notified us that it had assigned approximately $5,049,694 of the December 2006 Secured Term Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the note would be affected by such assignments.

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

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than eight percent

Maturity Date -	November 20, 2010

Amortizing Amount -	80% (subject to sharing with Laurus Master Fund, Ltd.) of the monthly production revenue after deduction of LOE’s or a minimum monthly amount of $60,000 commencing March 2008.

Use of Proceeds -

Expansion of Drilling Activities	$5,642,678
Fees to Valens	248,500
Escrow fees	93,061
Past Development Reimbursement net of prior interest expense	414,039
Past Interest Expense	701,722
$7,100,000

The details of the November 20, 2007 Secured Term Notes were as follows:

	March 31, 2008	December 31, 2007
Gross amount	$7,018,538	$7,100,000
Less: Unamortized discount	(219,262)	(239,587)

Net amount	$6,799,276	$6,860,413

The accretion of the discount related to the $7.1 million Secured Term Notes for the three months ended March 31, 2008 and March 31, 2007, was $20,325 and $0, respectively.

NOVEMBER 30, 2007 SECURED TERM NOTES

On November 30, 2007, we entered into a Securities Purchase Agreement with the Agent for Valens U.S. and Valens Offshore, whereby we sold Valens U.S. a Secured Term Note in the amount of $2,300,000 (the "New Century November 2007 Valens U.S. Note"), and Valens Offshore a Secured Term Note in the amount of $3,000,000 (the “New Century November 2007 Valens Offshore Note” and collectively the “Valens Notes”). In connection with the November 2007 Purchase Agreement, the Company also entered into a Consent Letter Agreement, Master Security Agreement, a Stock Pledge Agreement, a Restricted Account Agreement, Funds Escrow Agreement, a Net Profits Interest Agreement, a Conveyance of Net Profits Overriding Royalty Interest, a Lockbox Account Agreement Letter, an SPA and Lien Consent Agreement, and a Mortgage (including a Deed of Trust, Security Agreement, Financing Statement and Assignment of Production).

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
$5,300,000

Restricted Cash related to the November 30, 2007 Secured Term Note is held by Laurus as security for our obligations under the closing documents and is disbursed at Laurus’ sole discretion. At March 31, 2008 and December 31, 2007, respectively, the remaining balance of the Restricted Cash is $1,464,993 and $1,450,832.

The details of the November 30, 2007 Secured Term Notes were as follows:

	March 31, 2008	December 31, 2007
Gross amount	$5,300,000	$5,300,000
Less: Unamortized discount	(165,177)	(180,344)

Net amount	$5,134,823	$5,119,656

The accretion of the discount related to the $5.3 million Secured Term Notes for the three months ended March 31, 2008 and March 31, 2007, was $15,167 and $0, respectively.

A recap of the Company’s Notes Payable follows:
	March 31, 2008	December 31, 2007
Current portion
Second Amended and Restated Secured Convertible	$12,000,000	$12,300,000
Second Amended And Restated Secured Term	6,351,391	6,351,391
December 2006 Secured Term	2,400,000	2,400,000
New Century November 2007 Secured Term	177,672	143,950
Gulf Coast	8,246,289	8,414,496
Gulf Coast November 2007 Secured Term	157,919	120,853

Total current portion of notes payable	$29,333,271	$29,730,690

Noncurrent portion:
December 2006 Secured Term	$12,011,308	$12,611,328
New Century November 2007 Secured Term	5,122,328	5,156,050
Gulf Coast	19,931,226	21,330,072
Gulf Coast November 2007 Secured Term	6,860,619	6,979,148

Total noncurrent portion of notes payable	$43,925,481	$46,076,598
Less: Unamortized discount	(1,518,811)	(2,002,812)

Notes payable, less current portion
(net of unamortized discount)	$42,406,670	$44,073,786

Interest and amortization of discount on debt expense for each of the periods ended March 31 can be broken down as follows:
	2008	2007
Interest expense on notional balance	$1,754,597	$1,903,546
Accretion of notes discounts	484,001	422,932
Amortization of deferred loan costs and discounts	19,115	5,540
	$2,257,713	$2,332,018

NOTE 5 - DERIVATIVE LIABILITIES

The following assumptions were used in the valuation of the derivative liabilities:
Probability-Weighted Expected Cash Flow Methodology -	March 31, 2008	December 31, 2007

Assumptions:
Single Compound Embedded Derivative within Convertible Note

Risk - free interest rate	1.51%	3.49%

Prime rate	5.25%	7.25%
Increasing .25% each quarter of first year

Timely registration	100.00%	100.00%

Default status	5.00%	5.00%
Increasing by 0.1% monthly

Alternative financing available and exercised	0.00%	0.00%
Increasing 2.5% monthly up to 25%
(Exercised only if the market price is greater than $0.92)

Trading volume, gross monthly dollars	5.00%	5.00%
Monthly increase

Annual growth rate of stock price	22.298%	22.481%

Future projected volatility	125.00%	125.00%

The following assumptions were used in the preparation of the valuations at March 31, 2008:

Black-Scholes Methodology:
		Laurus
	Laurus	December	Laurus
Assumptions	Option	Option	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.30%	4.30%	2.46%
Volatility	125.00%	125.00%	125.00%
Expected term	20 years	20 years	4.25 years

The following assumptions were used in the preparation of the valuations at December 31, 2007:

Black-Scholes Methodology:
		Laurus
	Laurus	December	Laurus
Assumptions	Option	Option	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.50%	4.50%	3.45%
Volatility	125.00%	125.00%	125.00%
Expected term	20 years	20 years	4.50 years

FAIR VALUE OF DERIVATIVES

The fair value of the Company's derivative liabilities comprised the following:

	March 31, 2008	December 31, 2007
Laurus Warrant	$143,534	$111,753
Laurus Stock Option	294,539	229,074
Single compound embedded derivative within Convertible Note	251,672	288,966
Laurus December Option	227,678	177,074

Total	$917,423	$806,867

The decrease (increase) in fair value of the Company's derivative liabilities for the three months ended March 31, 2008 and March 31, 2007 was as follows:

	2008	2007
Laurus Warrant	$(31,781)	$110,025
Laurus Stock Option	(65,465)	130,922
Single compound embedded derivative within Convertible Note	37,294	217,241
Laurus December Option	(50,604)	101,202
Change in fair value of derivative liabilities	$(110,556)	$559,390

The increase in the fair value of the derivative liabilities (mark-to-market) during the first quarter of 2008 is due to the fluctuating, but mostly increasing price of our common stock.  Such prices ranged from $0.03 per share on January 4, 2008 to $0.05 on March 31, 2008.  The closing price of our stock was $0.05 per share March 31, 2008, versus $0.09 at March 31, 2007.  The decrease in the fair value of the derivative liabilities (mark-to-market) during the first quarter of 2007 is due to the fluctuating, but mostly declining price of our common stock.  Such prices ranged from $0.16 per share on February 16, 2007, to $0.09 per share on March 30, 2007.  Changes in the fair value of the derivative liabilities have been recorded under Other Income (Expense) in the accompanying consolidated statements of operations.

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

NOTE 6 - LOSS PER SHARE - WEIGHTED AVERAGE SHARES

Basic loss per share is computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during each period.

In calculating diluted earnings per share using the “if converted” method, the Company “adds back” to net income or loss the interest expense on its Second Amended and Restated Convertible Note (the “Convertible Note”) (see Note 4) and the effect of the change in the fair value of the embedded derivatives within the Convertible Note (see Note 5). The effect of each derivative is considered individually. The denominator can also change as the related number of weighted average shares may be affected. Options and warrants only have a dilutive effect if the average market price of the common stock during the period exceeds the exercise price (“in the money”). For potential dilutive options or warrants that are dilutive, the treasury stock method is applied to determine the number of weighted average shares to be included as dilutive earnings or loss per share.

For the three months ended March 31, 2008, and the three months ended March 31, 2007, the impact of the derivatives and interest from the Convertible Note was antidilutive and therefore, basic and dilutive EPS were the same.  At March 31, 2008 and 2007, options and warrants to purchase 19,767,241 shares of common stock at exercise prices ranging from $0.001 to $0.80 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further at March 31, 2008 and 2007, 24,190,540 shares of common stock, convertible from the Secured Convertible Note, were not included in the computation of diluted earnings per share as their effect would be antidilutive.

NOTE 7 - CONCENTRATIONS

Major Purchaser

For the three months ended March 31, 2008, New Century‘s operated properties had two purchasers who accounted for 100% of crude oil sales and a different purchaser who accounted for 100% of natural gas product sales.  For the three months ended March 31, 2007, New Century’s operated properties had one purchaser who accounted for 100% of crude oil sales as well as a different purchaser who accounted for 100% of natural gas product sales.  New Century’s non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2008 and 2007.

Predominance of Sales

For the three months ended March 31, 2008 and the three months ended March 31, 2007, crude oil sales accounted for 83% and 67%, respectively, and sales of natural gas products accounted for 17% and 33%, respectively, of total revenue from oil and gas operations.

Primary lenders

With the exception of $13.6 million in assignments to affiliates of Laurus, described below, and $12.4 million in new loans during 2007, the remainder of our outstanding notes payable totaling $48.2 million as of March 31, 2008 and are due on various dates during the next three years to Laurus Master Fund, LTD.   Laurus and its affiliates, Valens Offshore Fund SPV I, Ltd, and Psource Structured Debt accounted for 66%, 15%, and 10% of the outstanding notional debt balances at March 31, 2008, respectively.  Laurus and its affiliate, Valens Offshore Fund SPV I, Ltd, accounted for 73% and 11% of the outstanding notional debt balances at December 31, 2007, respectively.  (See Notes 3 and 4).

NOTE 8 - CONTRACTS, COMMITMENTS AND CONTINGENCIES

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

The demand seeks assignments of overriding royalty interests believed in no event to exceed 3%, and in some cases less, on newly acquired (since June 1, 2006) acreage together with various forms of information regarding operation, in the referenced area.  We strongly disputed this claim and are engaged in an attempt to resolve this matter without arbitration.  If such efforts are not successful, we believe that arbitration would be the contractually established method for resolving this dispute.

Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened.

NOTE 9 - SUBSEQUENT EVENTS

In April 2008 we entered into a lease with 1770 St. James Limited Partnership for new office space for our corporate office (the “Lease”).  The lease encompasses approximately 3,697 square feet of office space.  The Lease commences on June 1, 2008 and ends on June 1, 2013.  The rent under the Lease is $5,545 per month for the first full year of the lease and increases each year up to $6,008 per month for the last two years of the lease.  We are currently seeking a sublease tenant for our existing office space lease at 5851 San Felipe, Houston, Texas which ends on September 30, 2010.

In April 2008, Laurus assigned to Valens Offshore Fund SPV I, LLC, a party related to Laurus, an additional principal amount of $6,073,647 of the December 2006 Secured Term Note for total assignments of $8,249,062 of that note.  Additionally, in April 2008, Laurus assigned to Valens Offshore Fund SPV I, LLC an additional principal amount of $6,041,583 of the Gulf Coast Note for total assignments of $7,572,752 of that note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. THESE AND OTHER UNCERTAINTIES RELATED TO OUR BUSINESS ARE DESCRIBED IN DETAIL IN THE RISK FACTORS SECTION OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON. REFERENCES TO "NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR" AS USED THROUGHOUT THIS FORM 10-Q REFER TO NEW CENTURY ENERGY CORP. AND ITS WHOLLY OWNED SUBSIDIARIES, GULF COAST OIL CORPORATION AND CENTURY RESOURCES, INC. UNLESS OTHERWISE STATED, OR THE CONTEXT APPEARS OTHERWISE. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

Description of Business:

New Century Energy Corp. is an independent oil and gas exploration and production company, with daily net production to its working interest of approximately 750 barrels of oil per day (Bopd) and 1.950 million cubic feet of gas per day (Mcfgpd) as of December 31, 2007. The Company’s proved reserves as of December 31, 2007 were 1,613,000 barrels of crude oil and 3.0 billion cubic feet (Bcf) of gas.  The Company’s major areas of operations are located onshore United States, primarily in Matagorda, McMullen, Goliad and Wharton Counties in Texas.

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

The Company's estimates of proved reserves and proved undeveloped reserves at December 31, 2007 and 2006, and changes in proved reserves during the last two years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities in the Company's 2007 Consolidated Financial Statements of its Form 10-KSB. Proved reserve estimates were made by R.A. Lenser and Associates, an independent petroleum evaluation and consulting firm, and were prepared in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

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

The discussion found below describes our activities, operations and properties in more detail.

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

DESCRIPTION OF PROPERTY

OFFICE SPACE

In April 2008 we entered into a lease with 1770 St. James Limited Partnership for new office space for our corporate office (the “Lease”).  The lease encompasses approximately 3,697 square feet of office space.  The Lease commences on June 1, 2008 and ends on May 31, 2013.  The rent under the Lease is $5,545 per month for the first full year of the lease and increases each year up to $6,008 per month for the last two years of the lease.

We entered into an amended lease with Essex Tanglewood Investors, L.P., a Texas limited partnership, in connection with our office space lease at 5851 San Felipe, Houston, Texas, on February 10, 2006 (the "Lease"). The Lease encompasses approximately 1,378 square feet of office space. The Lease term is until September 30, 2010. The monthly rent under the Lease is $2,959 from the date of the expansion of the lease in 2005 until June 30, 2007, and $3,042 per month from July 1, 2007 until September 30, 2010. The lease may not be terminated by us prior to its stated expiration.  We are currently seeking a sublease tenant for this office space lease.

OIL AND GAS PROPERTIES

1.      OPERATED PROPERTIES:

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

SARGENT SOUTH FIELD- MATAGORDA COUNTY, TEXAS

The Company acquired 100% of the working interest in the 3,645 acre Sargent South Field from Calpine Natural Gas (NYSE) and its partner ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. In 2006 the Company acquired an additional 1,610 gross acres (1,288 net acres) from the State of Texas covering adjacent lands in the Gulf of Mexico.  The total leasehold owned by the Company now totals approximately 4,204 net acres. Currently, there are three (3) producing wells on the Hamill Lease; Hamill #2, Hamill #14 and Hamill #17, with daily production in excess of approximately 1,900 MCF of gas per day, (MCFGPD), however, the Company can provide no assurance that the wells will continue to produce at this rate, if at all.  There are also four (4) shut-in wells, Hamill #10, Hamill #11, Hamill #19, and Hamill #1-R.

At the time of the acquisition there were two producing wells, the Hamill #2 and Hamill #19.  The Hamill #19 is currently shut-in and non-producing. During 2008, the Company may attempt to deepen the Hamill #19 outside of its existing casing.

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

The Company has an ongoing workover and recompletion project underway in the Sargent South Field that began in January 2005.  The Hamill #2 well was cleaned out and recompleted in November 2007 and is currently producing at the rate of approximately 850 MCF per day on a 9/64 inch choke, with a flowing tubing pressure of 840 pounds per square inch (“psi”).

During April 2008 an unsuccessful recompletion was attempted on the Hamill #10 well after the well ceased producing gas.  This well is currently shut-in and being evaluated for possible recompletion.

The Hamill #11 well is currently shut in.

Hamill #14 was recompleted in April of 2008 in a new sand from perforations at 4,900 feet and is currently producing gas at the rate of approximately 315 MCF per day on a 7/64” choke with flowing tubing pressure of 1,150 psi.

The Hamill #17 was worked over in November of 2007 and currently produces gas from perforations in a stray sand at 5,630 feet at the rate of  750 MCF per day on a 10/64 inch choke with a flowing tubing pressure of 1,250 psi.

During August 2006, re-entry operations commenced on the Hamill #1-R well, that was originally drilled by Gulf Oil Corporation (“Gulf”) to a depth of 16,200 feet in 1961 and subsequently plugged and abandoned by Gulf in June 1967. Recent operations included milling out and removing numerous cement and bridge plugs set in the well when it was originally abandoned by Gulf. The well has been cleaned out to a depth of 11,000 feet inside the existing 9-5/8” casing. Cased hole logs were run in the well in October of 2006 and the well is being evaluated for possible gas sands for testing and possible production. The first recompletion attempted in November of 2006, at a depth of 5,560 feet produced gas, but in non-commercial quantities. The Hamill #1-R well is currently temporarily abandoned and being evaluated for deepening outside of casing during 2008 or 2009.

On or about March 16, 2007, our working interest partner in the South Sargent field, Aquatic Cellulose International Corporation (“Aquatic”) executed a Partial Assignment of Oil and Gas Lease and Bill of Sale whereby Aquatic conveyed to Century Resources, Inc., all of Aquatic’s rights, title and interest in the Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition, Aquatics assigned all of its interests, regardless of depth, in Hamill and Hamill well numbers Nos. 14, 19 and 1-R. In return, we repaid Aquatics all deposits made toward the Hamill 1-R and Hamill #14 workovers and released Aquatic of all prior commitments made regarding these wells.

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

MUSTANG CREEK FIELD AREA WELLS - McMULLEN AND ATASCOSA COUNTIES, TEXAS

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

Schedule of Acquired and Recently Drilled Wells and Mineral Interests in Mustang Creek Area, as of March 31, 2008:

	WORKING	NET REVENUE
WELL NAME	INTEREST	INTEREST
1. HODDE #1	100%	0.7700%
2. DOUBLE K #2	100%	0.7700%
3. DOUBLE K #3 4. DOUBLE K #4 5. DOUBLE K #5	100% 100% 100%	0.7700% 0.7800% 0.7800%
6. KASSNER #1	100%	0.7700%
7. KASSNER #2	100%	0.7700%
8. TYLER RANCH UNIT WELL #1	100%	0.77375%
9. PEACOCK #1	100%	0.7700%
10. POWERS-SWAIM UNIT WELL #1	100%	0.7700%
11. SWAIM 33-2 12. SWAIM 58-1 13. SWAIM 58-2	100% 100% 100%	0.7500% 0.7700% 0.7500%
14. WHEELER #1	75%	0.4375%
15. POWERS-SWAIM UNIT WELL #1-R	100%	0.7500%
16. CAJUN CAPER UNIT #1	100%	0.75517154%
17. RABKE#2	100%	0.766250%
18. RABKE #3	100%	0.7800%
19. RABKE #4	100%	0.7800%
20. RABKE/MASPERO UNIT #1 21. RABKE/MASPERO UNIT #2 22. RABKE MASPERO OIL UNIT #1 23. MAHONEY #2	100% 100% 100% 100%	0.773750% 0.773750% 0.786000% 0.7500%

The Mustang Creek Field area is located approximately 75 miles south of San Antonio, Texas. Geologically, the Mustang Creek field area is located on the San Marcos Platform back reef of the Cretaceous Stuart City and Sligo reef trends. The field produces oil and gas from sands trapped against Wilcox faults from depths between 3,000 feet and 6,200 feet, which wells commonly have multiple Wilcox pay sands. In 2004, a new 65 square mile 3-D seismic survey was completed which helped recognize and delineate numerous shallow Wilcox anomalies. Gulf Coast acquired 9,167 acres of developed and undeveloped leases from Manti Operating Company and its partners, along with the recently drilled producing wells noted in the table above. In addition to the producing wells, in July of 2006, Gulf Coast acquired a license to approximately 45 square miles of the new 3-D seismic data and has an ongoing interpretation project to further delineate additional Wilcox drilling opportunities and possibly drilling targets at deeper depths.

As of the beginning of the first quarter of 2008, we have identified approximately twenty (20) un-drilled seismic anomalies and development locations based on our ongoing 3-D seismic interpretation project.  We anticipate drilling an additional five (5) wells in 2008, of which there can be no assurance.  From the commencement of our initial drilling program in November 2006, through March 31, 2008, we have drilled a total of twenty-one (21) prospects and locations.  Of the twenty-one (21) prospects drilled, ten (10) are successful producing wells, one (1) well is waiting on completion, and nine (9) were plugged as dry holes.  Additionally, in one (1) non-producing well the Swaim 60-1, we set casing to a depth of 5,800 feet and anticipate permitting this well for use as a salt water disposal well.  In one other (1) new well, the Power-Swaim Unit 1-R, casing was set to 5,900 feet, based upon further geological study we plan to re-drill the lower portion of Power Swaim Unit 1-R  well in an attempt to gain better structural position and complete for production.  In July 2006, the Tyler Ranch Gas Unit #1, the only gas well in our Mustang Creek field, ceased producing, and as of the date of this filing it remains shut in and non-producing.

Status of Mustang Creek Field Prospects Drilled by Gulf Coast Oil Corporation as of March 31, 2008:

Prospect/Well Name	Status
Double K North #4	Producer
Double K North #5	Producer
Double K Swaim Unit #1	Dry hole
Henry Kuykendall Unit #1	Dry hole
Hodde #2	Dry hole
Kassner #3	Dry hole
Kassner #4	Dry hole
Mahoney #2	Producer
Rabke Maspero Unit #2	Producer
Rabke-Maspero Oil Unit #1	Producer
Rabke #1	Dry hole
Rabke #2	Producer
Rabke #3	Producer
Rabke #4	Producer
Power-Swaim Unit 1-R	To be deepened outside casing
Swaim 33-2	Producer
Swaim 33-3	Dry hole
Swaim 58-2	Producer
Swaim 58-3	Dry hole
Swaim 60-1	Dry hole- converting to Salt Water Disposal Well (“SWD”)
Dowdy #1	Producer

Out of the nine (9) wells listed as dry holes above, one (1) was plugged and abandoned in 2006, five (5) were plugged and abandoned in 2007, and two (2) were plugged and abandoned in the first quarter of 2008.  The remaining dry hole, Swaim 60-1, was drilled in 2007 as a dry hole but will be converted to a Salt Water Disposal well in the second quarter of 2008.

Other Production Activity in Mustang Creek Field in 2008:

During the first quarter of 2008, we sold 56,636 gross barrels or 43,219 net barrels from the Mustang Creek Field oil wells.  As of March 31, 2008, current daily 8/8ths oil production from the Mustang Creek Field wells was approximately 700 barrels of oil per day (BOPD) from twenty (20) producing oil wells.

TENNA (HILLJE SAND) FIELD- WHARTON COUNTY, TEXAS

The Company acquired 100% of the working interest in three (3) wells in the Tenna field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been a prolific oil and gas producer at a shallow depth of 4,100 feet. We drilled a new well location, the Brothers Cattle Company #5 well, in the first quarter of 2008, and completed this new well as an oil producer, which currently produces 70 barrels of oil per day.    Also, during the first quarter of 2008 a pumping unit was installed on the Hillje Oil Unit #1 and is currently being production tested.  The Brothers Cattle Company #3 continues to produce with an electrical submersible pump at the rate of approximately 20 barrels of oil per day.

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

In April 2007, the Company commenced workover operations on the Lewis “A” No. 2 well and attempted to establish production in the First Austin Sand at 10,500 feet.  The well flowed gas in non-commercial quantities and is presently shut in.  Additional flow testing occurred in late November 2007, and commercial production was not established from the current completion.  The Company plans to re-enter this well in the second quarter of 2008 and attempt to restore production from a deeper existing completion in the Second Austin sand that is currently isolated under a cast iron bridge plug.  The Company cannot assure that the well will be restored to production after any workover or testing is completed.

In August of 2007, the Company acquired a license for eight (8) square miles of 3-D seismic data covering the leased acreage and adjoining areas in Goliad County, Texas.  The data was acquired to assist in the exploration and mapping process and to help identify additional possible exploration well locations, for future drilling and development. The interpretation project was completed in the first quarter of 2008.  The Company plans to farmout or drill these prospects on its acreage in 2008 or 2009, of which there can be no assurance.

2.	NON-OPERATED PROPERTIES: WISHBONE FIELD - LINDHOLM HANSON GAS UNIT- McMULLEN COUNTY, TEXAS:

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

RECENT DEVELOPMENTS IN WISHBONE FIELD

As of December 31, 2007, the Company’s proved gas reserves in the Wishbone Field were decreased by 57%.  The majority of this reduction, approximately ninety percent (90%), was due to a significant reduction in future proved undeveloped (PUD) locations projected to be drilled.  This reduction was based on the operator’s indication that only one more PUD may be drilled due to current high drilling costs and lower product prices.  In addition, the decline rate associated with the existing proved developed producing (PDP) gas reserves was steeper than previously projected, which contributed to approximately ten percent (10%) of the decrease in the proved reserves in this field.

Current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 at May 10, 2008:

Well	Status	Daily 8/8THS Production (MCF)	Net Revenue Interest(MCF)
LH-Gas Unit #1	Producing	1,334	165
LH-Gas Unit #2	Workover in progress	0	0
LH-Gas Unit #3	Producing	479	59
LH-Gas Unit #4-C	Shut-in	0	0
LH-Gas Unit #4-T	Producing	448	56
LH-Gas Unit #5	Producing	907	112
LH-Gas Unit #7	Shut-in	0	0
LH-Gas Unit #8	Producing	0	0
LH-Gas Unit #9	Producing	348	43
LH-Gas Unit #10	Producing	0	0
LH-Gas Unit #11	Producing	516	64
Lindholm Fee #1	Producing	34	4
Daily totals in MCF of Gas		4,066	503

PRADO FIELD LEASES - JIM HOGG COUNTY, TEXAS.

In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas ("JMI").  The Company now owns 100% of the working interest in the Prado Field production and we have finalized a seismic and geological interpretation of the field.  A workover program and well plugging program commenced in November 2007 and will continue into mid 2008 on certain existing wells.  Since the workover program commenced, we have plugged and abandoned ten (10) wells and recompleted four (4) new wells.  As of March 31, 2008, production is averaging 32 BOPD from four (4) pumping wells (wells KMF # 20, #24, #30 and #701), with two (2) additional wells  (wells KMF #36 and #84) expected to commence production by May 15, 2008.  The Company has also identified three (3) new development drilling locations for possible drilling in 2008 or 2009.

OTHER INDUSTRY AGREEMENTS

The Company has executed agreements with one oil and gas exploration company and one other industry investor that were interested  in participating in the Company's exploration and production activities  on its Hamill and Hamill lease in Matagorda County, Texas.  However, the Company retained operatorship and the majority eighty percent (80%) working interest in this property.  All of the Company’s other producing properties are owned 100% and operated by the Company, except for the Wishbone Field where the Company owns a 15.2 % non-operated working interest.

OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007.

	2008	2007
AVERAGE SALE PRICE OF OIL
(Per bbl.)	$96.67	$55.62

AVERAGE SALE PRICE OF GAS
(PER MCF)	$7.37	$6.12

NET OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007:

	2008	2007
	Barrels	Barrels

MUSTANG CREEK FIELD	43,219	29,014

SAN MIGUEL CREEK FIELD	4,610	2,710

TENNA FIELD	1,410	1,577

PRADO FIELD	1,148	731
TOTAL OIL PRODUCTION	50,387	34,032

NET GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007:

	2008	2007

SARGENT SOUTH FIELD (MCF)	106,715	47,573

NET GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007:

	2008	2007

WISHBONE FIELD-
LINDHOLM HANSON
GAS UNIT(MCF)	37,438	103,868

OIL AND GAS ACREAGE

In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's and its subsidiaries’ acreage position at December 31, 2007:

	DEVELOPED		UNDEVELOPED
	GROSS	NET	GROSS	NET
Goliad County, TX	84	84	1,086	1,086

Jim Hogg County, TX	1,280	1,280	0	0

Matagorda County, TX	3,645	2,916	0	0
(onshore)

Matagorda County, TX	0	0	1,610	1,288
(offshore)

McMullen County, TX	240	240	0	0
(San Miguel Creek Field)

McMullen County, TX	720	109	0	0
(Wishbone Field)

McMullen County, TX	7,765	7,765	2,696	2,696
(Mustang Creek Field)

Wharton County, TX	100	100	0	0

Kern County, CA	0	0	1,500	1,500
Total	13,834	12,494	6,892	6,570

The Company's net undeveloped acreage, subject to expiration as follows:
Year	Acres
2008	1,688
2009	1,014
2010	1,943
2011	1,925

PRODUCTIVE WELLS

The following table sets forth our gross and net productive oil and natural gas wells at March 31, 2008:
	PRODUCING	OIL WELLS	PRODUCING	GAS WELLS
	GROSS	NET	GROSS	NET

Jim Hogg County, TX	4	4	0	0

Matagorda County, TX	0	0	2	1.6

McMullen County, TX	27	26.75	8	1.2

Wharton County, TX	3	3	0	0
TOTAL	34	33.75	10	2.8

DRILLING ACTIVITY

The following table sets forth the results of our drilling activities over the three months ended March 31, 2008:

	OIL	WELLS	GAS	WELLS
	GROSS	NET	GROSS	NET

Exploratory Wells-Productive(1)(2)	5	5	0	0

Exploratory Wells-Non-productive(1)(3)	2	2	0	0

Development Wells	0	0	0	0
	7	7	0	0

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the three months ended March 31, 2008 we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek Field wells; and Flint Hill Resources, Inc., acquires the crude oil produced from our San Miguel Creek, Tenna Field and Prado Field oil wells. Two separate purchasers individually accounted for 100% of sales of natural gas products.  Additionally, our non-operated properties had yet another purchaser that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the period ended March 31, 2008.

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

OIL MARKETING

The quality of our crude oil varies by area as well as the corresponding price received. In our operated properties in the Mustang Creek and San Miguel Creek Fields in McMullen County, Texas, and the Tenna Field, in Wharton County, Texas; our oil production is primarily light sweet crude, which under our current contracts sells at or near NYMEX West Texas Intermediate ("WTI") prices adjusted for transportation costs by the purchaser.

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

RESULTS OF OPERATIONS:

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007:

Revenues -

Our revenues from oil and gas sales are summarized as follows for three months ended March 31, 2008 and 2007:

	March 31 2008	March 31 2007	Change	% Change
Oil sales	$4,917,883	$1,999,835	$2,918,048	146
Gas sales	1,030,579	967,265	63,314	7
Oil and gas	5,948,462	2,967,100	2,981,362	100
Oil and gas consulting	6,300	9,517	(3,217)	(34)
Total revenues	$5,954,762	$2,976,617	$2,978,145	100

Oil sales increased by $2.9 million for the first quarter of 2008 compared to the same quarter of 2007 due to significant increases in production and average selling prices of our oil.  Total oil production (in barrels) increased from 34,032 in the first three months of 2007 to 50,387 in the first three months of 2008 (a 48% increase).  The average selling price of a barrel of oil increased from $55.62 in the first three months of 2007 to $96.67 in the first three months of 2008 (a 74% increase).  Therefore, of the $2.9 million increase in oil revenues, approximately $1.6 million was due to increases in production and approximately $1.3 million was due to increases in average selling prices.

The $63,314 (or 7%) increase in gas sales for the first quarter of 2008 compared to the same quarter of 2007, was the result of a slight reduction in production combined with an increase in average selling prices.  Total gas production decreased from 151,441 Mcf in the first three months of 2007 to 144,065 Mcf in the first three months of 2008 (a 5% decrease).  Total average selling price, however, increased from $6.12 per Mcf in the first three months of 2007 to $7.37 per Mcf in the first three months of 2008 (a 20% increase).

Expenses-

Our expenses for the three months ended March 31, 2008 increased 23% when compared to the same three months of the prior year:

	2008	2007	Change	% Change

Exploration	$824,854	$446,821	$378,033	85
Lease operating expenses	749,687	452,287	297,400	66
Production taxes	246,493	133,140	113,353	85
Depreciation, depletion and amortization	1,950,417	2,114,423	(164,006)	(8)
General and administrative expenses	435,559	286,351	149,208	52
Total expenses	$4,207,010	$3,433,022	$773,988	23

The increase of $378,033 in exploration expenses in the first quarter of 2008, when compared with the same period of 2007, is due primarily to the write-off of the Kassner #4 and the Swaim 33-#3 as dry wells in February 2008 and March 2008, respectively.

Lease operating expenses increased by $297,400 for the first three months of 2008 as compared to the first three months of 2007.  In the Mustang Creek field, expenses for salt water disposal and various operating supplies increased by $166,000 as a result of the 48% increase in production.  In the Sargent Field, we incurred approximately $35,000 in additional costs as a result of taking over a 100% working interest in the Hamill #14 well.  The remainder of the increase in lease operating expenses is due to the rising cost of doing business.  There was a slight increase in lease operating expense for all of the oil and gas wells owned by our Company in 2008, compared to 2007, which also attributed to the increase in expenses for the three months ended March 31, 2008, compared to 2007.

The $113,353 increase in production taxes in 2008 when compared to 2007 for the periods presented is due primarily to an increase in oil production taxes as a result of significantly increased revenues in the Mustang Creek Field.  Revenues for this field increased from $1.6 million in the first three months of 2007 to $4.2 million in the first three months of 2008, which led to an increase of $120,483 in production taxes offset by a slight decrease in other fields.

Depreciation, depletion and amortization decreased by $164,006 for the quarter ended March 31, 2008, to $1,950,417 as compared to $2,114,423 for the quarter ended March, 2007, primarily due to the decrease in our reserves in the Wishbone Field.

General and administrative expenses increased by $149,208, or 52%, for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007 due to increases in payroll, legal and accounting costs.  Payroll costs increased as the result of salary increases and changes in personnel.  Accounting costs increased due primarily to the addition of a contract Chief Financial Officer, beginning in January of 2008.

Other Income (Expense) -

Other income (expense) consisted of the following for the three months ended March 31, 2008 and 2007:

	2008	2007	Change	% Change

Interest and amortization of discount on debt expense	$(2,257,713)	$(2,332,018)	$74,305	3
Net change in fair value of derivative liabilities	(110,556)	559,390	(669,946)	(120)
Loss on natural gas put option	-	(68,881)	68,881	100
Interest and other income	57,816	126,430	(68,614)	(54)
All other, net	-	15,419	(15,419)	(100)
Total other (expense)	$(2,310,453)	$(1,699,660)	(610,793)	(36)

Interest and amortization of discount on debt for each of the three months ended March 31, 2008 and March 31, 2007 can be broken down as follows:

	2008	2007
Interest expense on notional balance	$1,754,597	$1,903,546
Accretion of notes discounts	484,001	422,932
Amortization of deferred loan costs	19,115	5,540
	$2,257,713	$2,332,018

The interest on notional balances during the quarters ended March 31, 2008 and 2007 represents the stated interest on the Restated and Amended Convertible Note and the four Secured Term Notes held by us and the three Secured Term Notes held by Gulf Coast Oil Corporation, our wholly owned subsidiary (which notes are described in greater detail above in the notes to our financial statements), using the effective interest method. The decrease of $148,949 or 8% in interest on notional balances is due to a lower interest rate during the three months ended March 31, 2008.

The accretion of note discounts for the periods presented refers to the accretion of the unamortized discounts on the Restated and Amended Convertible Note and six of the Secured Term Notes of the consolidated entity using the effective interest method. Each discount is amortized over the original life of the note.

Amortization of deferred loan costs comprises fees (i.e. escrow fees, legal fees, etc.) paid to non-lenders in connection with the Convertible Note and six of the Secured Term Note financings. Such costs are capitalized as deferred loan costs and amortized over the respective life of the note.

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

These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our consolidated statements of operations. For each of the three months ended March 31, 2008 and March 31, 2007, our increase (decrease) in income, by derivative was as follows:

	2008	2007

Laurus Warrant	$(31,781)	$110,025
Laurus Stock Option	(65,465)	130,922
Single compound embedded derivative within Convertible Note	37,294	217,241
Laurus December Option	(50,604)	101,202
Change in fair value of derivative liabilities	$(110,556)	$559,390

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

In February 2007, the Company invested in a natural gas put option as a hedge for 20,000 Mmbtu’s of gas against the potential drop in our selling price. The option was purchased for a “Strike Price” of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007. The “Floating Price” is calculated approximately three days prior to the beginning of the determination period. If the “Strike Price” is greater than the “Floating Price” for a period, then our company will receive an amount equal to the excess of the “Strike Price” over the “Floating Price” for each Mmbtu purchased. This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and accordingly a charge to net loss of $68,881 has been recorded for the three months ended March 31, 2007.

Interest income was $57,816 in the first three months of 2008 compared to $126,430 in the same period of 2007. Increase income is earned on funds received in the note financings which have been temporarily invested pending the disbursement for which they were borrowed.

Income taxes-

No federal income taxes have been paid since inception of the Company, due to our net operating loss carry forwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carry forwards, no provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.

Net Loss -

The Company had a net loss of $562,701 for the quarter ended March 31, 2008, as compared to a net loss of $2,156,065 for the quarter ended March 31, 2007.  The most significant component of the improved financial results was the increase in both the production and the sales price of oil from the Mustang Creek Field for the first three months of 2008 compared with the first three months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents -

We had a cash and cash equivalents balance of $5,693,688, plus restricted cash of $1,465,071, as of March 31, 2008; however, based on our current plan of operations, we do not believe that we have sufficient funds to continue our operations for the next 12 months. We believe that we will require additional funds to continue our oil and gas exploration and production program. If we are unable to raise additional financing in the next 12 months, and we fail to otherwise generate sufficient cash flows through operations, we will be required to modify our operations plan accordingly or even to cease operations altogether. These funds may be raised through equity financing, debt financing or other sources, and may result in substantial dilution of the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Due to the substantial doubt of our ability to meet our current operating expenses and the capital expenditures noted above, in their report on the annual consolidated financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding an uncertainty about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

Total Assets -

We had total assets of $51,901,717 as of March 31, 2008, which included $10,339,496 of current assets, mainly comprised of $5,693,688 of cash, $1,465,071 of restricted cash, $2,537,740 of accounts receivable and other current assets of $642,367; $95,403 of equipment, net of $96,841 of accumulated depreciation; $41,235,433 of oil and gas properties net of accumulated depletion and impairment of $32,880,100; and deferred loan costs and other assets of $231,385.

Working capital -

At March 31, 2008, we had a working capital deficit of $22,040,140.  Additionally, as of March 31, 2008, we had current liabilities of $32,379,636, which included $29,333,271 of current portion of notes payable due in 2008 and $917,423 in derivative liabilities which are subject to wide fluctuations from quarter-to-quarter.  Our current assets of $10,339,496 at March 31, 2008, are substantially liquid.  We do not have sufficient funds to meet our financial obligations for the remainder of 2008 without successful negotiation of a refinancing of both the $11.1 million balloon payment under the $15 million Secured Convertible Term Note, due June 30, 2008, and the $6.4 million balloon payment under the $9.5 million Secured Term Note, due July 1, 2008.  The conditions described above create substantial doubt as to the Company’s ability to continue as a going concern.  See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liabilities -

Total liabilities as of March 31, 2008 were $75,326,678, and included current liabilities of $32,379,636; notes payable in connection with amounts loaned to us by Laurus, less current portion of $42,406,670; and an asset retirement obligation of $540,372.

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

Cash flows-

	2008	2007
Net cash provided by /(used in)
Operating activities	$1,823,073	$143,786
Investing activities	(3,618,348)	(2,169,367)
Financing activities	(2,033,554)	(618,717)
Decrease in cash and cash equivalents	$(3,828,829)	$(2,644,298)

Cash and cash equivalents, as of March 31	$5,693,688	$4,879,980

Operating activities -

Three months ended March 31, 2008:

Cash flows provided by operating activities of $1,823,073 for the three months ended March 31, 2008, included a net loss for the three months ended March 31, 2008 of $562,701; changes in working capital components which totaled $205,376; and interest earned on restricted cash of $15,607. Offsetting the negative impacts were the benefits of non-cash charges for depletion, depreciation and amortization of $1,950,417; the net increase in the fair value of derivative liabilities of $110,556; accretion of discount and loan cost on debt to interest expense, which netted to $503,116; and $42,668 accretion of the asset retirement obligation for the quarter ended March 31, 2008.

Three months ended March 31, 2007:

Cash flows provided by operating activities of $143,786 for the three months ended March 31, 2007, were adversely impacted by a net loss for the three months ended March 31, 2007 of $2,156,065; the net decrease in the fair value of derivative liabilities of $559,390 and other non-cash adjustments of $81,871. Offsetting the negative impacts were the benefits of non-cash charges for depletion, depreciation and amortization of $2,114,423; accretion of discount and loan cost on debt to interest expense, which netted to $428,472; changes in working capital components which totaled $319,570; the net decrease in the fair value of derivative asset of $68,881 and $9,766 accretion of the asset retirement obligation for the quarter ended March 31, 2007.

We believe that our cash flows from operations will be subject to wide fluctuations as long as our Secured Term Convertible Note is outstanding or its related derivatives are unexpired or unexercised, as a result of mark-to-market accounting.

Investing Activities -

Three months ended March 31, 2008:

Cash flows used in investing activities of $3,618,348 for the three months ended March 31, 2008, were primarily attributed to the exploratory well drilling projects which are being conducted at Mustang Creek field. In the first quarter of 2008, Gulf Coast Oil Corporation (“Gulf Coast”) drilled three successful wells, two unsuccessful wells and began drilling work on another well. The cost of such project reduced cash flow from investing activity by $2,139,680. In addition, we drilled a successful exploratory well at our San Miguel field and began other similar projects for the Company, which reduced cash flow from investing activities by $1,247,318. Other investing programs included the acquisition of additional leases of unproved property in McMullen County of $225,937 by Gulf Coast and the purchase of office furniture and fixtures of $5,413.

Three months ended March 31, 2007:

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

Financing activities -

Three months ended March 31, 2008:

Cash flows used in financing activities of $2,033,554 for the three months ended March 31, 2008 were payments made to reduce the balances due on our Restated and Amended Convertible Note, December 2006 Secured Term Note, the November 20, 2007 Secured Term Notes and April 2006 Secured Term Note of $2,548,536 offset by $514,982 of cash released from restriction for debt service.

Three months ended March 31, 2007:

Cash flows used in financing activities of $618,717 for the three months ended March 31, 2007 were payments made to reduce the balances due on our Restated and Amended Convertible Note and April 2006 Secured Term Note.

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

We are currently seeking additional financing and/or refinancing of our debt with other lenders including our primary lender (Laurus) in order to improve our financial structure and cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a frame work for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS 157 in the first quarter of fiscal 2008. The adoption of SFAS 157 did not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended) (“SFAS 159”), which permits entities to choose to measure most financial Instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 159 on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on its financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or asset, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2007 Annual Report on Form 10-KSB, includes a discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), were unable to conclude that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

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

As a result of recent changes in the finance and accounting management of the Company and other factors, we did not have a reasonable period of time to design, implement and test compliance of our internal control over financial reporting. As a result, our annual report for the period ended December 31, 2007, did not include an assessment by our management of our internal control over financial reporting as of December 31, 2007.

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

The demand seeks assignments of overriding royalty interests believed in no event to exceed 3%, and in some cases less, on newly acquired (since June 1, 2006) acreage together with various forms of information regarding operation, in the referenced area.  We strongly disputed this claim and are engaged in an attempt to resolve this matter without arbitration.  If such efforts are not successful, we believe that arbitration would be the contractually established method for resolving this dispute.

Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, during the three months of 2008 and investors are encouraged to review those risk factors in detail before making any investment in the Company’s securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

NEW CENTURY ENERGY CORP.

Dated: May 15, 2008	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer (Principal Executive Officer)