Form 10-Q
period 2008-06-30
New Century Energy Corp.
filed 2008-08-18
CIK 1079797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 000-28813

NEW CENTURY ENERGY CORP.
(Exact name of registrant as specified in its charter)

COLORADO	93-1192725
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1770 St. James Place, Suite 380, Houston Texas 77056
(Address of principal executive offices)

5851 San Felipe, Suite 775, Houston Texas 77057
(Former address of principal executive offices)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ] No [   ].

On July 28, 2008, the registrant filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas.  However, no receiver, fiscal agent or similar officer has been appointed for the registrant to date, and accordingly, no plan has yet been approved by a court.

As of August 5, 2008, the issuer had 56,010,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEW CENTURY ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
Current Assets	June 30, 2008	December 31, 2007
Cash and cash equivalents	$2,425,309	$9,522,517
Restricted cash	1,476,956	1,964,446
Certificate of deposit	-	35,075
Accounts receivable	3,160,061	2,038,876
Due from Laurus Master Fund, Ltd.	8,942	8,942
Inventory	764,285	512,578
Prepaid expenses and other	60,693	62,560
Total Current Assets	7,896,246	14,144,994

Office equipment, net of accumulated depreciation of $109,679 and $84,528 at June 30, 2008 and December 31, 2007, respectively	95,271	102,303

Oil and gas properties, using successful efforts accounting
Proved properties	67,763,026	62,216,668
Unproved properties	1,272,365	903,738
Wells and related equipment and facilities	9,579,670	7,382,192
	78,615,061	70,502,598
Less accumulated depletion and impairment	(35,357,956)	(30,941,996)
Net oil and gas properties	43,257,105	39,560,602
Deferred loan costs and other assets, net	225,119	250,500
TOTAL ASSETS	$51,473,741	$54,058,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,079,440	$823,976
Accrued liabilities	840,627	754,258
Royalty payments	489,788	233,377
Current portion of notes payable (net of unamortized discount and loan costs
of $1,025,629 at June 30, 2008)	68,727,853	29,730,690
Derivative liability for Laurus warrant	3,941,910	111,753
Derivative liability for Laurus stock option	4,517,700	229,074
Single compound embedded derivatives within convertible note	3,540,000	288,966
Derivative liability for Laurus December option	3,492,153	177,074
Total Current Liabilities	87,629,471	32,349,168

Notes payable, less current portion (net of unamortized discount and loan costs
of $2,002,812 at December 31, 2007)	-	44,073,786
Asset retirement obligation	536,133	497,704
Total Liabilities	88,165,604	76,920,658

Commitments and Contingencies (see Note 8)	-	-

Stockholders' Deficit
Preferred stock, $.001 par, 20,000,000 shares authorized, Series A convertible preferred shares, 5,000 shares designated, none issued	-	-
Series B convertible preferred shares, 2,000,000 shares designated, none issued		-
Common stock, $.001 par value, 200,000,000 shares authorized, 56,010,612 shares issued and outstanding at June 30, 2008 and December 31, 2007	56,011	56,011
Additional paid in capital	9,952,743	9,952,743
Accumulated deficit	(46,700,617)	(32,871,013)
Total Stockholders' Deficit	(36,691,863)	(22,862,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,473,741	$54,058,399

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Oil and gas sales	$8,131,703	$2,591,066	$14,080,165	$5,558,166
Gain on sale of assets	-	24,980	-	24,980
Gas operations consulting	6,000	6,007	12,300	15,524

Total Revenues	8,137,703	2,622,053	14,092,465	5,598,670

Expenses
Exploration	369,487	655,492	1,194,341	1,102,313
Lease operating	1,163,164	673,024	1,912,852	1,125,310
Production taxes	319,931	124,326	566,424	257,466
Depreciation, depletion
and amortization	2,490,694	2,162,390	4,441,112	4,276,813
General and administrative	386,324	263,792	821,881	550,144

Total expenses	4,729,600	3,879,024	8,936,610	7,312,046

Operating income (loss)	3,408,103	(1,256,971)	5,155,855	(1,713,376)

Other income (expense)

Net change in fair value of derivative liabilities	(14,574,340)	(122,110)	(14,684,896)	437,280
Gain/(loss) on natural gas put option	-	25,035	-	(43,845)
Interest and amortization of discount on debt	(2,126,072)	(2,354,011)	(4,383,785)	(4,686,029)
Purchase and write down of Vertica liabilities	-	15,419	-	30,838
Interest and other income	25,406	83,189	83,222	209,617
Other expenses		-		-

Total other expense	(16,675,006)	(2,352,478)	(18,985,459)	(4,052,139)

Loss before income taxes	(13,266,903)	(3,609,449)	(13,829,604)	(5,765,515)
Income tax expense (benefit)	-	-	-	-

NET LOSS	(13,266,903)	$(3,609,449)	(13,829,604)	$(5,765,515)

Basic and diluted loss per share	$(.24)	$(.06)	$(.25)	$(.10)

Weighted average common shares used in
basic and diluted loss per share	56,010,612	56,010,612	56,010,612	56,010,612

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(13,829,604)	$(5,765,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	4,441,112	4,276,813
Write-off of liabilities on Vertica reverse merger	-	(30,838)
Amortization of deferred loan costs	25,383	13,644
Accretion of asset retirement obligation	38,429	35,588
Accretion of discount on notes to interest expense	977,183	855,584
Net change in fair value of derivative liabilities	14,684,896	(437,280)
(Loss)/gain on natural gas put option	-	43,845
Interest earned	(28,055)	(108,303)
Changes in working capital:
Marketable securities	-	8,460
Accounts receivable	(1,121,185)	284,915
Inventory	(251,708)	15,508
Prepaid expenses and other	1,867	162,674
Accounts payable	1,255,464	(277,071)
Accrued liabilities	86,368	(54,018)
Royalty payments payable	256,411	106,424
Net cash provided by operating activities	6,536,561	(869,570)

Cash flows from investing activities
Investment in drilling exploratory wells at Mustang Creek field	(5,251,450)	(3,231,584)
Capital expenditures on other oil and gas properties	(2,492,386)	(830,354)
Investment in unproved property	(368,627)	(253,592)
Investment in furniture and fixtures	(18,119)	-
Investment in marketable securities	-	(84,077)
Decrease in drilling advances	-	62,628
Investment in Certificate of Deposit	35,637	-
Restricted cash released (restricted) for drilling program	514,982	2,765,000
Changes in other assets	-	2,000
Net cash used in investing activities	(7,579,963)	(1,569,979)

Cash flows from financing activities
Payments to reduce long-term debt	(6,053,806)	(1,025,468)
Net cash used in financing activities	(6,053,806)	(1,025,468)

Net decrease in cash	(7,097,208)	(3,465,017)
Cash at beginning of the period	9,522,517	7,524,278

Cash at end of the period	$2,425,309	$4,059,261
Supplemental cash flow information:
Interest paid	(1,855,249)	(3,866,433)

Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

General

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are included herein are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in New Century Energy Corp.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of New Century Energy Corp. (“New Century” or the “Company”) and its wholly owned subsidiaries, Century Resources, Inc. (“Century”) and Gulf Coast Oil Corporation (“Gulf Coast”), for the six months ended June 30, 2008 and 2007, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year’s consolidated financial statements to the current year presentation. These reclassifications had no effect on reported earnings. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

Bankruptcy Filing

On July 28, 2008, New Century Energy Corp. and its subsidiaries Gulf Coast Oil Corporation and Century Resources, Inc., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, in order to facilitate their financial restructuring in connection with the Company’s default on the Secured Convertible Term Note with Laurus Master Fund, Ltd., as discussed in more detail below.  As of the date of this report, no receiver, fiscal agent or similar officer has been appointed for the Company.  The companies plan to continue operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which statements are prepared.  However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending September 30, 2008.  The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts.  In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows.  New Century adopted SOP90-7 effective on July 28, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at June 30, 2008 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative liabilities	$-	$(15,491,763)	$-	$(15,491,763)
Total	$-	$(15,491,763)	$-	$(15,491,763)

NOTE 2 - GOING CONCERN

The Company is operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability to (i) construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) achieve profitability; (iii) achieve sufficient cash flows from operations; and (iv) obtain financing sources to meet the Company’s future obligations. These matters create substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

NOTE 3 - DEBT

A recap of the Company’s Notes Payable is as follows:

	June 30, 2008	December 31, 2007
Current portion
Second Amended and Restated Secured Convertible	$11,800,000	$12,300,000
Third Amended And Restated Secured Term	6,351,391	6,351,391
December 2006 Secured Term	14,062,389	2,400,000
New Century November 2007 Secured Term	5,200,000	143,950
Gulf Coast	25,817,184	8,414,496
Gulf Coast November 2007 Secured Term	6,522,518	120,853

Total current portion of notes payable	$69,753,482	$29,730,690

Noncurrent portion:
December 2006 Secured Term	$-	12,611,328
New Century November 2007 Secured Term	-	5,156,050
Gulf Coast	-	21,330,072
Gulf Coast November 2007 Secured Term	-	6,979,148

Total noncurrent portion of notes payable	-	$46,076,598
Less: Unamortized discount	(1,025,629)	(2,002,812)

Net payable (net of unamortized discount)	$68,727,853	$73,804,476

Interest and amortization of discount on debt expense for each of the periods ended June 30 can be broken down as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Interest expense on notional balance	$1,613,578	$1,913,256	$3,368,385	$3,816,801
Accretion of notes discounts	493,182	432,652	977,183	855,584
Amortization of deferred loan costs and discounts	19,312	8,103	38,217	13,644
	$2,126,072	$2,354,011	$4,383,785	$4,686,029

DEFAULT ON LAURUS NOTES

On June 30, 2008, certain obligations of the Company owed to Laurus, including the Second Amended and Restated Secured Convertible Term Note entered into on June 30, 2005, in the original principal amount of $15,000,000, which had an outstanding balance (not including any accrued and unpaid interest) of approximately $11.8 million as of June 30, 2008 (as amended and restated from time to time, the “Convertible Note”) and the Third Amended and Restated Secured Term Note entered into on September 19, 2005, in the original principal amount of $9,500,000, which had a balance of approximately $6.4 million as of June 30, 2008 (as amended and restated from time to time, the “Term Note”) became due.  The Company failed to repay the outstanding amounts of the Convertible Note and the Term Note (the “Notes”) on June 30, 2008.

Pursuant to the terms of the Notes, the Company had three (3) days to cure any default in repayment of the Notes, which cure period expired July 3, 2008, and which Notes remain unpaid as of the date of this report.  As such, the Company is currently in default of the Notes, which default may trigger an event of default and default payments equal to an additional 30% of any amounts due (the “Default Payments”) under the other outstanding promissory notes, warrants, options and other related agreements which the Company has previously entered into with Laurus and parties affiliated with Laurus (the “Laurus Agreements”).

On or around July 7, 2008, Laurus communicated notice of the Company’s event of default under the Notes, alleged event of default under the other Laurus Agreements, and the fact that the Laurus Agreements began to accrue interest at the default rate (as provided in each Laurus Agreement) beginning on July 3, 2008, to the Company.

Laurus also agreed to forbear from exercising its rights and remedies (other than the implementation of the increased rates of interest and the requirement that the Company pay Default Payments) under the Laurus Agreements until 5:00 PM (New York time) on July 18, 2008 (the “Forbearance Period”), or such later time as Laurus may agree in its sole discretion.  Laurus did not agree to forbear from administering the credit facility and/or from collecting, receiving and/or applying proceeds from the Company’s accounts receivable to the amounts owed to Laurus.  The notice also stated that in the event the Company is able to repay the amounts owing to Laurus and under the Laurus Agreements prior to the end of the Forbearance Period, Laurus would waive any default interest and the requirement that the Company pay the Default Payments.  The above terms are not binding on Laurus in the event that an event of default has occurred under the notice, including if an event of default other than those described above has occurred under any Laurus Agreement, if any representation made by the Company under any Laurus Agreement was false in any material respect when made, the Company’s failure to comply with any covenant in any Laurus Agreement, and/or if any person or entity other than Laurus exercises any rights to remedies against any of our assets or properties.  Although the Company sought out alternative financing to repay Laurus or an alternative structure with Laurus to combine all of its obligations; it was not able to raise any additional funding or reach an agreement with Laurus to restructure its obligations and the Forbearance Period expired after July 18, 2008.

On July 21, 2008, LV Administrative Services, Inc., the administrative and collateral agent for Laurus (also referred to herein as “Laurus”) provided the Company notice of its acceleration (the “Acceleration Notice”) of the amounts due to Laurus under the Convertible Note and the Term Note.  The Acceleration Notice also notified us of Laurus’s acceleration of and request for immediate payment of the entire amount of funds we owe to Laurus, including any and all accrued and unpaid interest, default interest and default payments due on such amount.

As discussed in Note 1 above, on July 28, 2008, the Company filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas.  However, the Company is still currently in negotiations with Laurus regarding the further extension of the payment of the Laurus Agreements and/or a potential reorganization of the Company’s assets and debts, which may or may not include restructuring the payment terms of the Laurus Agreement, Laurus foreclosing on the assets, executing a deed in lieu of foreclosure, or entering into a Texas non-judicial foreclosure.  In total, the Laurus Agreements, evidenced by five (5) separate notes total approximately $68 million, which amount does not include any default interest and/or default payments due in connection with such Laurus Agreements, which default payments may total an additional 30% of the amount owed to Laurus. The Company disputes, however, that such default payments would be enforceable under applicable law.  However, because the subject of the default payments may be disputed, the Company can give no assurance that it will ultimately prevail with respect to this matter.

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

The Gulf Coast Note was classified as follows:

	June 30, 2008	December 31, 2007
Gross amount	$25,817,184	$29,744,569
Less : unamortized discount	(556,012)	(762,671)
Net amount	25,261,172	$28,981,898

The accretion of discount and deferred loan costs related to the Gulf Coast Note for the six months ended June 30, 2008 and June 30, 2007 was $206,659 and $102,378, respectively.

From July 2007 to June 2008, Laurus notified New Century that it had assigned an aggregate of approximately $15,329,760 of the Gulf Coast Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the Gulf Coast Note would be affected by such assignments.

NEW CENTURY ENERGY NOTES PAYABLE

As of June 30, 2008, the Company’s aggregate indebtedness to its primary lender, Laurus, totaled approximately $26.8 million, plus the fair value of its derivative liabilities of approximately $15.5 million.  The remaining $43 million of aggregate indebtedness at June 30, 2008 is with various related parties of Laurus, of which $33.5 million has been assigned to them from existing notes with Laurus, as detailed below.  Laurus has also acknowledged that none of our rights and obligations under notes which were assigned would be affected by such assignments.  From July 2007 to June 2008, Laurus notified us that it had made the following assignments of which $1,705,284 and $534,743 has been repaid in 2008 and 2007, respectively.

Third Amended and Restated Secured Term	$4,144,968
December 2006 Secured Term	14,040,008
Gulf Coast	15,329,760
Total assignments of notes payable	$33,514,736

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

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than seven percent.

Maturity Date -	June 30, 2008 – currently in default. See “Default on Laurus Notes” discussion above.

Amortizing Amount -
$100,000, beginning January 1, 2007. With the signing of the December 2006 Secured Term Note (see below), we entered into a Second Amended and Restated Secured Convertible Term Note which revised the current amortization payments for the note. Under the Restated Convertible Note (signed December 2005), we were obligated to make monthly amortization payments under the Restated Convertible Note of $250,000 per month, beginning July 1, 2006. The Second Restated Convertible Note revised the amortization payments such that, beginning January 1, 2007, through December 31, 2007, we are required to make monthly amortization payments of $100,000, and beginning January 1, 2008, through June 1, 2008, we were required to make monthly amortization payments of $250,000 per month. On June 30, 2008, a balloon payment of $11,050,000 was due.  The Company is currently in default on this note.  See “Default on Laurus Notes” discussion above.

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

The Second Amended and Restated Secured Convertible Term Note was comprised of:

	June 30, 2008	December 31, 2007
Gross amount	$11,800,000	$12,300,000
Less: unamortized discount	-	(659,885)
Net amount	$11,800,000	$11,640,115

For the six months ended June 30, 2008 and June 30, 2007, the accretion of discounts related to the Second Amended and Restated Secured Convertible Term Note was $ 659,885 and $ 613,075, respectively.

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

Interest Rate -	20%

Maturity Date -	July 1, 2008 - currently in default. See “Default on Laurus Notes” discussion above.

Amortizing Amount -	The greater of 80% of gross proceeds paid from 5.4375% net revenue interest in Lindholm-Hanson Gas Unit or monthly interest.

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

On January 20, 2008, New Century Energy Corp. (“we,” “us,” and the “Company”) entered into a Letter Agreement (the “Letter Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). The Letter Agreement amended the terms of our Third Amended and Restated Note entered into with Laurus on or about July 10, 2007 (“Restated Note”) to extend the maturity date to July 1, 2008. The Company is currently in default on this Restated Note.  See “Default on Laurus Notes” discussion above. The Restated Note had an original balance as of September 15, 2005, of $9,500,000, and was amended in connection with the entry into the Amended and Restated Term Note in March 2006, to provide that principal and interest on the note, which accrues at 20% per annum, payable monthly in arrears, would be repaid to Laurus by way of a production payment on certain of our oil and gas property (described below). The interest rate of the Term Note, which rate was not changed by any of the amendments to the Restated Note, is twenty percent (20%) per year, based on a 360 day year, payable monthly in arrears.  The Letter Agreement also amended the terms of an event of default under the Restated Note to include an event of default under any other of the previous Securities Purchase Agreements (“SPAs”) or Related Agreements (as defined in the SPAs) entered into with Laurus by us and/or by Gulf Coast Oil Corporation, our wholly owned subsidiary.

At June 30, 2008 and December 31, 2007, the unpaid balance of the Second Amended and Restated Secured Term was $6,351,391. The entire balance of this note is a current liability.

From July 2007 to June 2008, Laurus notified us that it had assigned approximately $4,144,968 of the Secured Term Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the note would be affected by such assignments.

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
$16,210,000

Restricted Cash is held by Laurus as security for our obligations under the closing documents and is disbursed at Laurus’ sole discretion. At June 30, 2008 and December 31, 2007, respectively, the remaining balance of the Restricted Cash was $78 and $513,614.

The December 2006 Secured Term Note was comprised as follows:

	June 30, 2008	December 31, 2007
Gross amount	$14,062,389	$15,011,328
Less: unamortized discount	(120,774)	(160,325)
Net amount	13,941,615	$14,851,003

The accretion of the discount related to the $16.2 million Secured Term Note for the six months ended June 30, 2008 and June 30, 2007 was $ 39,551 and $ 19,691, respectively.

From July 2007 to June 2008, Laurus notified us that it had assigned approximately $14,040,008 of the December 2006 Secured Term Note to various related parties of Laurus.  Laurus has also acknowledged that none of our rights and obligations under the note would be affected by such assignments.

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

Interest Rate -	Wall Street Journal Prime Rate plus two points but not less than eight percent

Maturity Date -	November 20, 2010

Amortizing Amount -	80% (subject to sharing with Laurus Master Fund, Ltd.) of the monthly production revenue after deduction of LOE’s or a minimum monthly amount of $60,000 commencing March 2008.

Use of Proceeds -

Expansion of Drilling Activities	$5,642,678
Fees to Valens	248,500
Escrow fees	93,061
Past Development Reimbursement net of prior interest expense	414,039
Past Interest Expense	701,722
$7,100,000

The details of the November 20, 2007 Secured Term Notes were as follows:

	June 30, 2008	December 31, 2007
Gross amount	$6,522,518	$7,100,000
Less: Unamortized discount	(198,878)	(239,587)

Net amount	$6,323,640	$6,860,413

The accretion of the discount related to the $7.1 million Secured Term Notes for the six months ended June 30, 2008 and June 30, 2007, was $40,709 and $0, respectively.

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
$5,300,000

Restricted Cash related to the November 30, 2007 Secured Term Note is held by Laurus as security for our obligations under the closing documents and is disbursed at Laurus’ sole discretion. At June 30, 2008 and December 31, 2007, respectively, the remaining balance of the Restricted Cash is $1,476,878 and $1,450,832.

The details of the November 30, 2007 Secured Term Notes were as follows:

	June 30, 2008	December 31, 2007
Gross amount	$5,200,000	$5,300,000
Less: Unamortized discount	(149,965)	(180,344)

Net amount	$5,050,035	$5,119,656

The accretion of the discount related to the $5.3 million Secured Term Notes for the six months ended June 30, 2008 and June 30, 2007, was $30,379 and $0, respectively.

NOTE 4 - DERIVATIVE LIABILITIES

The following assumptions were used in the valuation of the derivative liabilities:

	June 30, 2008	December 31, 2007
Probability-Weighted Expected Cash Flow Methodology -
Assumptions:
Single Compound Embedded Derivative within Convertible Note

Risk - free interest rate	2.17%	3.49%

Prime rate	5.25%	7.25%
Increasing .25% each quarter of first year

Timely registration	100.00%	100.00%

Default status	100.00%	5.00%
Increasing by 0.1% monthly

Alternative financing available and exercised	0.00%	0.00%
Increasing 2.5% monthly up to 25%
(Exercised only if the market price is greater than $0.92)

Trading volume, gross monthly dollars	5.00%	5.00%
Monthly increase

Annual growth rate of stock price	22.564%	22.481%

Future projected volatility	125.00%	125.00%

The following assumptions were used in the preparation of the valuations at June 30, 2008:

Black-Scholes Methodology:
Assumptions	Laurus Option	Laurus December Option	Laurus Warrant

Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.59%	4.59%	3.34%
Volatility	125.00%	125.00%	125.00%
Expected term	20 years	20 years	4 years

The following assumptions were used in the preparation of the valuations at December 31, 2007:

Black-Scholes Methodology:
Assumptions	Laurus Option	Laurus December Option	Laurus Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.50%	4.50%	3.45%
Volatility	125.00%	125.00%	125.00%
Expected term	20 years	20 years	4.50 years

FAIR VALUE OF DERIVATIVES

The fair value of the Company's derivative liabilities comprised the following:

	June 30, 2008	December 31, 2007
Laurus Warrant	$3,941,910	$111,753
Laurus Stock Option	4,517,700	229,074
Single compound embedded derivative within Convertible Note	3,540,000	288,966
Laurus December Option	3,492,153	177,074

Total	$15,491,763	$806,867

The decrease (increase) in fair value of the Company's derivative liabilities for the six months ended June 30, 2008 and June 30, 2007 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Laurus Warrant	$(3,798,736)	$(61,101)	$(3,830,517)	$48,924
Laurus Stock Option	(4,222,801)	64,939	(4,288,266)	195,861
Single compound embedded derivative within Convertible Note	(3,288,328)	(176,145)	(3,251,034)	41,096
Laurus December Option	(3,264,475)	50,197	(3,315,079)	151,399
Change in fair value of derivative liabilities	$(14,574,340)	$(122,110)	$(14,684,896)	$437,280

The increase in the fair value of the derivative liabilities (mark-to-market) during the second quarter of 2008 is due to the fluctuating, but mostly increasing price of our common stock.  Such prices ranged from $0.03 per share on April 15, 2008 to $0.69 on June 30, 2008. The closing price of our stock was $0.69 per share on June 30, 2008, versus $0.08 at June 30, 2007. The increase in the fair value of the derivative liabilities (mark-to-market) during the second quarter of 2007 is due primarily to the increasing volatility of our common stock from 100% at March 31, 2007 to 125% at June 30, 2007.  Changes in the fair value of the derivative liabilities have been recorded under Other Income (Expense) in the accompanying consolidated statements of operations.

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

NOTE 5 - LOSS PER SHARE - WEIGHTED AVERAGE SHARES

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

For the six months ended June 30, 2008, and the six months ended June 30, 2007, the impact of the derivatives and interest from the Convertible Note was antidilutive and therefore, basic and dilutive EPS were the same.  At June 30, 2008 and 2007, options and warrants to purchase 19,767,241 shares of common stock at exercise prices ranging from $0.001 to $0.80 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further at June 30, 2008 and 2007, 24,193,548 shares of common stock, convertible from the Secured Convertible Note, were not included in the computation of diluted earnings per share as their effect would be antidilutive.

NOTE 6 - CONCENTRATIONS

Major Purchaser

For the six months ended June 30, 2008, New Century‘s operated properties had two purchasers who accounted for 100% of crude oil sales and a different purchaser who accounted for 100% of natural gas product sales.  For the six months ended June 30, 2007, New Century’s operated properties had one purchaser who accounted for 100% of crude oil sales as well as a different purchaser who accounted for 100% of natural gas product sales.  New Century’s non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2008 and 2007.

Predominance of Sales
For the six months ended June 30, 2008 and the six months ended June 30, 2007, crude oil sales accounted for 82% and 66%, respectively, and sales of natural gas products accounted for 18% and 32%, respectively, of total revenue from oil and gas operations.

Primary lenders

With the exception of $31.3 million in assignments to affiliates of Laurus, described below, and $11.7 million in new loans during 2007, the remainder of our outstanding notes payable totaling $26.8 million as of June 30, 2008 and are all in default and due and payable  to Laurus Master Fund, Ltd.  Laurus and its affiliates, Valens Offshore Fund SPV I, Ltd, and Psource Structured Debt accounted for 38%, 36%, and 10% of the outstanding notional debt balances at June 30, 2008, respectively.  Laurus and its affiliate, Valens Offshore Fund SPV I, Ltd, accounted for 73% and 11% of the outstanding notional debt balances at December 31, 2007, respectively.  (See Notes 3 and 4).

NOTE 7 - CONTRACTS, COMMITMENTS AND CONTINGENCIES

On or about July 24, 2008, Gulf Coast Oil Corporation, the Company’s wholly owned Delaware subsidiary (“Gulf Coast”) entered into a Settlement Agreement (the “Settlement Agreement”) with Lara Energy, Inc. (“Lara”) and J & P Family Properties, Ltd. (“J&P” and collectively with Lara, the “Claimants”).  The Claimants had previously sent Gulf Coast demand letters contending that pursuant to a June 30, 2006 letter agreement, Gulf Coast assumed certain of Manti Resources, Inc.’s (“Manti’s”) obligations to assign overriding royalties up to 3% on future acquisitions within Gulf Coast’s licensed areas in McMullen County and Atascosa County (the “Interests”) in connection with Gulf Coast’s June 2006 purchase of the Interests from Manti.

The Settlement Agreement provided that in order to avoid uncertainties and expenses, the parties would agree that an Area of Mutual Interest (“AMI”) which was in contention between the parties would be defined as approximately 41,600 acres of land in McMullen and Atasoca Counties, Texas (as described in the Settlement Agreement).  The parties agreed that the AMI would terminate for all parties on January 8, 2014.  Gulf Coast also agreed in connection with the Settlement Agreement to make certain assignments of overriding royalty interests (“ORRI’s”) to the Claimants as follows:

Well name and number	ORRI to Lara	ORRI to J&P
Rabke #2	1.125%	1.125%
Rabke #3	1.125%	1.125%
Rabke #4	1.125%	1.125%
Rabke-Maspero Oil Unit 1	Previously assigned	Previously assigned
Double K #4	1.50%	1.50%
Double K # 5	1.50%	1.50%
Double K #6	1.50%	1.50%

In consideration for the Claimant’s entering into the Settlement Agreement, Gulf Coast also agreed to make an assignment (to the extent not previously made) of an ORRI in favor of the Claimants equal to the positive difference (if any) between (a) 23% of 8/8ths; and (b) the sum of (i) such lessor’s royalty burden; and (ii) other revenue burdens attributed thereto which existed in third parties prior to Gulf Coast’s acquisition; with respect to any wells drilled on any additional leases acquired by Gulf Coast in the AMI through January 18, 2014, and any wells put into production prior to January 14, 2014 on leases already acquired by Gulf Coast in the AMI.  Provided however that in no event shall any ORRI exceed 4% of 8/8ths, and provided that such ORRI shall be proportionately reduced in the event Gulf Coast’s future acquisition is less than the entire working interest in any property.

In connection with the ORRI’s that Gulf Coast agreed to grant to the Claimants, Gulf Coast made a payment of $32,860 to Lara and $32,860 to J&P to satisfy the full amount of the payments they would have been due in connection with such ORRI’s which accrued from the date of first production by Gulf Coast through April 2008.

Finally, pursuant to and in consideration for the parties agreeing to enter into the Settlement Agreement, each Claimant and Gulf Coast agreed to release, acquit and forever discharge each other and their related parties from and against any and all claims or damages of any nature, known or unknown, which could have been asserted by the Claimants in connection with the previous claims made by such Claimants.

Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. THESE AND OTHER UNCERTAINTIES RELATED TO OUR BUSINESS ARE DESCRIBED IN DETAIL IN THE RISK FACTORS SECTION OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON. REFERENCES TO "NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR" AS USED THROUGHOUT THIS FORM 10-Q REFER TO NEW CENTURY ENERGY CORP. AND ITS WHOLLY OWNED SUBSIDIARIES, GULF COAST OIL CORPORATION AND CENTURY RESOURCES, INC. UNLESS OTHERWISE STATED, OR THE CONTEXT APPEARS OTHERWISE. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.

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

The Company earns revenues and income and generates operating cash flows primarily from the sale of natural gas and crude oil at market prices of those products at the time of sale.  An important element in understanding the Company's future operating performance is trends and uncertainties in natural gas and crude oil prices that may have a material impact on future cash flows.  Trends in energy supply and demand are affected by many factors that are difficult to predict, such as energy prices, U.S. economic growth, advances in technology, changes in weather patterns, and future public policy decisions.

The Energy Information Administration “EIA” of the U.S. Government in its Short-Term Energy Outlook release dated March 11, 2008 states, “Tight fundamentals, reflected by low available crude oil surplus production capacity, combined with supply concerns in several oil exporting countries, have continued to put upward pressure on world crude oil prices.  The outlook over the next 2 years points to some easing of the oil market balance due to increased production outside of the Organization of the Petroleum Exporting Countries (OPEC) and planned additions to OPEC capacity.  The annual average WTI [West Texas Intermediate] price, which was $72 per barrel in 2007, is projected to average $94 per barrel in 2008, but ease somewhat to about $86 per barrel in 2009.” Regarding natural gas, the EIA’s current projection calls for the average U.S. wellhead price for natural gas to be “$8.18 per Mcf in 2008 and $7.95 per Mcf in 2009.”

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

Important Investor Information

On July 28, 2008, the Company filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, in order to facilitate their financial restructuring in connection with the Company’s default on the Secured Convertible Term Note with Laurus Master Fund, Ltd., as discussed in more detail below.  As of the date of this report, no receiver, fiscal agent or similar officer has been appointed for the Company.  Accordingly, we urge that caution be exercised with respect to existing and future investments in our equity securities.

For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with Bankruptcy as described below under “Risk Factors.”  As such, and because the Company’s structure, including the Company’s number of outstanding shares, shareholders, majority shareholders, assets, liabilities, officers and/or Directors may be significantly different following the outcome of our pending Bankruptcy proceedings as compared to our entry into Chapter 11 Bankruptcy, the description of business operations, planned operations and properties described below may not accurately reflect the Company’s operations and business plans following the Company’s Bankruptcy reorganization.

As of the filing of this report, the Company’s relationship with Laurus (as defined below) is substantially similar to prior to the Company’s entry into Bankruptcy.  The Company has agreed on a budget of expenditures with Laurus for the period beginning from the bankruptcy filing through September 5, 2008.  The budget provides that the Company will pay interest, at the non-default rate, and monthly principal that would otherwise be due during the month of August 2008.  Unless Laurus agrees to allow further expenditures, or unless the Bankruptcy Court allows such expenditures, the Company will be unable to make expenditures after September 5, 2008.  While the Company is optimistic that it will obtain either permission from the Bankruptcy Court, and/or an agreement with Laurus with respect to cash expenditures, there can be no assurance that such event will occur.  A hearing is scheduled before the Bankruptcy Court in connection with the Company’s use of cash for September 2, 2008, and the Company hopes to work with Laurus prior to such date to obtain an agreement for the use of cash for the period after September 5, 2008.

The discussion found below describes our activities, operations and properties in more detail.

BUSINESS STRATEGY FOR 2008 & 2009

As part of our corporate strategy, pending the outcome of our Chapter 11 Bankruptcy and funding permitting, we expect to remain focused in the following operational and project areas:

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

The Company has an ongoing workover and recompletion project underway in the Sargent South Field that began in January 2005. The Hamill #2 well was cleaned out and recompleted in November 2007 and is currently producing at the rate of approximately 490 MCF per day on a 10/64 inch choke, with a flowing tubing pressure of 680 pounds per square inch (“psi”).

During April 2008 an unsuccessful recompletion was attempted on the Hamill #10 well after the well ceased producing gas. This well is currently shut-in and being evaluated for possible recompletion.

The Hamill #11 well is currently shut in.

Hamill #14 was recompleted in April of 2008 in a new sand from perforations at 4,900 feet and is currently producing gas at the rate of approximately 300 MCF per day on a 9/64 inch choke with flowing tubing pressure of 800 psi.

The Hamill #17 was worked over in November of 2007 and currently produces gas from perforations in a stray sand at 5,630 feet at the rate of 1,150 MCF per day on a 10/64 inch choke with a flowing tubing pressure of 1,400 psi.

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

On or about March 16, 2007, our working interest partner in the Sargent South Field, Aquatic Cellulose International Corporation (“Aquatic”) executed a Partial Assignment of Oil and Gas Lease and Bill of Sale whereby Aquatic conveyed to Century Resources, Inc., all of Aquatic’s rights, title and interest in the Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition, Aquatics assigned all of its interests, regardless of depth, in Hamill and Hamill well numbers Nos. 14, 19 and 1-R. In return, we repaid Aquatics all deposits made toward the Hamill 1-R and Hamill #14 workovers and released Aquatic of all prior commitments made regarding these wells.

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

MUSTANG CREEK FIELD AREA WELLS - McMULLEN AND ATASCOSA COUNTIES, TEXAS

On April 28, 2006, the Company’s then newly formed wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast”), acquired the majority working interest and operations over developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. On June 30, 2006, Gulf Coast acquired the remainder of the working interest ownership from another group of owners, in this same group of leases and producing wells. As a result of the June 30, 2006 closing and recent drilling activity, Gulf Coast now owns a 100% working interest in 27 oil wells and one gas well and a 75% working interest in one additional oil well for a total of 28 wells. The effective date for ownership for both acquisitions was December 1, 2005. The following table summarizes Gulf Coast’s ownership in the producing wells as of June 30, 2008:

Schedule of Acquired and Recently Drilled Wells and Mineral Interests in Mustang Creek Area, as of June 30, 2008:

WELL NAME	WORKING INTEREST	NET REVENUE INTEREST
1. HODDE #1	100%	0.7700%
2. DOUBLE K #2	100%	0.7700%
3. DOUBLE K #3 4. DOUBLE K #4 5. DOUBLE K #5	100% 100% 100%	0.7700% 0.7500% 0.7500%
6. DOUBLE K #6	100%	0.7500%
7. KASSNER #1	100%	0.7700%
8. KASSNER #2	100%	0.7700%
9. TYLER RANCH UNIT WELL #1	100%	0.77375%
10. PEACOCK #1	100%	0.7700%
11. POWERS-SWAIM UNIT WELL #1	100%	0.7700%
12. SWAIM 33-2 13. SWAIM 58-1 14. SWAIM 58-2	100% 100% 100%	0.7500% 0.7700% 0.7500%
15. WHEELER #1	75%	0.4375%
16. POWERS-SWAIM UNIT WELL #1-R	100%	0.7500%
17. CAJUN CAPER UNIT #1	100%	0.75517154%
18. RABKE#2	100%	0.766250%
19. RABKE #3	100%	0.7575%
20. RABKE #4	100%	0.7575%
21. RABKE/MASPERO UNIT #1	100%	0.773750%
22. RABKE/MASPERO UNIT #2	100%	0.773750%

23. RABKE/MASPERO UNIT #4	100%	0.753750%
24. RABKE/MASPERO UNIT #5	100%	0.753750%
25. RABKE/MASPERO UNIT #6	100%	0.753750%
26.RABKE-MASPERO OIL UNIT #1	100%	0.7860228%
27. MAHONEY #2	100%	0.7500%
28. DOWDY #1	100%	0.7500%

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

As of the beginning of the third quarter of 2008, we have identified approximately twenty (20) un-drilled seismic anomalies and development locations based on our ongoing 3-D seismic interpretation project. We anticipate drilling additional wells in 2008 and 2009, funding permitting, of which there can be no assurance. From the commencement of our initial drilling program in November 2006, through June 30, 2008, we have drilled a total of twenty-six (26) prospects and locations. Of the twenty-six (26) prospects drilled, fifteen (15) are successful producing wells and nine (9) were plugged as dry holes. Additionally, in one (1) non-producing well the Swaim 60-1, we set casing to a depth of 5,800 feet and anticipate permitting this well for use as a salt water disposal well. In one other (1) new well, the Power-Swaim Unit 1-R, casing was set to 5,900 feet, based upon further geological study we plan to re-drill the lower portion of Power Swaim Unit 1-R well in an attempt to gain better structural position and complete for production. In July 2006, the Tyler Ranch Gas Unit #1, the only gas well in our Mustang Creek Field, ceased producing, and as of the date of this filing it remains shut in and non-producing.

Status of Mustang Creek Field Prospects Drilled by Gulf Coast Oil Corporation as of June 30, 2008:

Prospect/Well Name	Status
Double K North #4	Producer
Double K North #5	Producer
Double K Swaim Unit #1	Dry hole
Henry Kuykendall Unit #1	Dry hole
Hodde #2	Dry hole
Kassner #3	Dry hole
Kassner #4	Dry hole
Mahoney #2	Producer
Rabke Maspero Unit #2	Producer
Rabke Maspero Unit #4	Producer
Rabke Maspero Unit #5	Producer
Rabke Maspero Unit #6	Producer
Rabke-Maspero Oil Unit #1	Producer
Rabke #1	Dry hole
Rabke #2	Producer
Rabke #3	Producer
Rabke #4	Producer
Power-Swaim Unit 1-R	To be deepened outside casing
Swaim 33-2	Producer
Swaim 33-3	Dry hole
Swaim 58-2	Producer
Swaim 58-3	Dry hole
Swaim 60-1	Dry hole- converting to Salt Water Disposal Well (“SWD”)
Dowdy #1	Producer
Garza #1	Dry hole

Out of the ten (10) wells listed as dry holes above, one (1) was plugged and abandoned in 2006, five (5) were plugged and abandoned in 2007, and three (3) were plugged and abandoned in the first six months of 2008. The remaining dry hole, Swaim 60-1, was drilled in 2007 as a dry hole but is planned to be converted to a Salt Water Disposal well in the fourth quarter of 2008 subject to regulatory approval.

Other Production Activity in Mustang Creek Field in 2008:

During the first six months of 2008, we sold 112,377 gross barrels or 85,748 net barrels from the Mustang Creek Field oil wells. As of June 30, 2008, current daily 8/8ths oil production from the Mustang Creek Field wells was approximately 750 barrels of oil per day (BOPD) from twenty-six (26) producing oil wells.

TENNA (HILLJE SAND) FIELD- WHARTON COUNTY, TEXAS

The Company acquired 100% of the working interest in three (3) wells in the Tenna Field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been a prolific oil and gas producer at a shallow depth of 4,100 feet. We drilled a new well location, the Brothers Cattle Company #5 well, in the first quarter of 2008, and completed this new well as an oil producer, which currently produces 40 barrels of oil per day. Also, during the first quarter of 2008 a pumping unit was installed on the Hillje Oil Unit #1 and is currently producing 4 barrels of oil per day. The Brothers Cattle Company #3 continues to produce with an electrical submersible pump at the rate of approximately 20 barrels of oil per day.

SOLEBERG WILCOX FIELD – GOLIAD COUNTY, TEXAS.

On December 5, 2006, but effective November 30, 2006, the Company executed an Oil, Gas and Mineral Lease with James Allen Lewis and Mildred M. Lewis covering 83.516 acres in the S.C. White Survey, Abstract 290, in Goliad County, Texas. The Company also acquired an additional 1,076 acres in this area from four additional lessors and now owns a total of 1,158 gross acres of oil and gas leases in Goliad County.

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

In April 2007, the Company commenced workover operations on the Lewis “A” No. 2 well and attempted to establish production in the First Austin Sand at 10,500 feet. The well flowed gas in non-commercial quantities and is presently shut in. Additional flow testing occurred in late November 2007, and commercial production was not established from the current completion. During the second quarter of 2008, the Company commenced its second workover operation in the Lewis “A” No. 2 well.  An apparent collapse in the 4 ½” production casing  was encountered in the well at approximately 10,600 feet, preventing the removal of a cast iron bridge plug set at 11,840 feet and preventing any further completion attempt in the Second Austin sand at 11,868 feet.  A second attempt was made to establish production from a shallower sand at 10,620 feet and this zone was stimulated with acid during the second quarter of 2008.  This zone produced oil and gas in non-commercial quantities, and the well is currently shut in for further evaluation.  The Company cannot assure that the well will be restored to production after any future workover or testing is completed.

In August of 2007, the Company acquired a license for eight (8) square miles of 3-D seismic data covering the leased acreage and adjoining areas in Goliad County, Texas. The data was acquired to assist in the exploration and mapping process and to help identify additional possible exploration well locations, for future drilling and development. The interpretation project was completed in the first quarter of 2008. The Company plans to farmout or drill these prospects on its acreage in 2008 or 2009, pending the outcome of its Chapter 11 Bankruptcy, of which there can be no assurance.

PRADO FIELD LEASES - JIM HOGG COUNTY, TEXAS.

In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas ("JMI"). The Company now owns 100% of the working interest in the Prado Field production and we have finalized a seismic and geological interpretation of the field. A workover program and well plugging program commenced in November 2007 and continued into June 2008 on certain existing wells. Since the workover program commenced, we have plugged and abandoned ten (10) wells and recompleted four (4) new wells. As of June 30, 2008, production is averaging approximately 27 BOPD from five (5) pumping wells (wells KMF # 20, #24, #30, #36 and #701). The Company has also identified three (3) new development drilling locations for possible drilling in 2008 or 2009.

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

Current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 at August 1, 2008:

Well	Status	Daily 8/8THS Production (MCF)	Net Revenue Interest(MCF)
LH-Gas Unit #1	Producing	1,149	142
LH-Gas Unit #2	Shut-in	0	0
LH-Gas Unit #3	Producing	462	57
LH-Gas Unit #4-C	Shut-in	0	0
LH-Gas Unit #4-T	Producing	402	50
LH-Gas Unit #5	Producing	840	104
LH-Gas Unit #7	Shut-in	0	0
LH-Gas Unit #8	Shut-in	0	0
LH-Gas Unit #9	Producing	293	36
LH-Gas Unit #10	Shut-in	0	0
LH-Gas Unit #11	Producing	541	67
Lindholm Fee #1	Producing	50	6
Daily totals in MCF of Gas		3,737	462

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

OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007.

	2008	2007
AVERAGE SALE PRICE OF OIL
(Per bbl.)	$123.36	$61.50

AVERAGE SALE PRICE OF GAS
(PER MCF)	$9.45	$6.75

NET OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007:

	2008 Barrels	2007 Barrels
MUSTANG CREEK FIELD	42,528	26,813

SAN MIGUEL CREEK FIELD	3,578	2,535

TENNA FIELD	4,103	858

PRADO FIELD	1,045	284
TOTAL OIL PRODUCTION	51,254	30,490

NET GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007:

	2008	2007

SARGENT SOUTH FIELD (MCF)	119,810	47,671

NET GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007:

	2008	2007

WISHBONE FIELD-
LINDHOLM HANSON
GAS UNIT(MCF)	37,121	72,356

OIL AND GAS ACREAGE

In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth the Company’s and its subsidiaries’ acreage position at June 30, 2008:

	DEVELOPED		UNDEVELOPED
	GROSS	NET	GROSS	NET
Goliad County, TX	84	84	1,086	1,086

Jim Hogg County, TX	1,280	1,280	0	0

Matagorda County, TX	3,645	2,916	0	0
(onshore)

Matagorda County, TX	0	0	1,610	1,288
(offshore)

McMullen County, TX	240	240	0	0
(San Miguel Creek Field)

McMullen County, TX	720	109	0	0
(Wishbone Field)

McMullen County, TX	7,765	7,765	2,696	2,696
(Mustang Creek Field)

Wharton County, TX	100	100	0	0

Kern County, CA	0	0	1,500	1,500
Total	13,834	12,494	6,892	6,570

The Company's net undeveloped acreage, subject to expiration as follows:

Year	Acres
2008	1,688
2009	1,014
2010	1,943
2011	1,925

PRODUCTIVE WELLS

The following table sets forth our gross and net productive oil and natural gas wells at June 30, 2008:

	PRODUCING OIL WELLS		PRODUCING GAS WELLS
	GROSS	NET	GROSS	NET

Jim Hogg County, TX	5	5	0	0

Matagorda County, TX	0	0	3	2.6

McMullen County, TX	34	33.75	7	1.06

Wharton County, TX	3	3	0	0
TOTAL	42	41.75	10	3.66

DRILLING ACTIVITY

The following table sets forth the results of our drilling activities over the three months ended June 30, 2008:

	OIL WELLS		GAS WELLS
	GROSS	NET	GROSS	NET
Exploratory Wells-Productive(1)(2)	6	6	0	0

Exploratory Wells-Non-productive(1)(3)	2	2	0	0

Development Wells	0	0	0	0
	8	8	0	0

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the six months ended June 30, 2008 we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek Field wells; and Flint Hill Resources, Inc., acquires the crude oil produced from our San Miguel Creek, Tenna Field and Prado Field oil wells. Two separate purchasers individually accounted for 100% of sales of natural gas products.  Additionally, our non-operated properties had yet another purchaser that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the period ended June 30, 2008.

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

RESULTS OF OPERATIONS:

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007 AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007:

Revenues -

Our revenues from oil and gas sales are summarized as follows for three months ended June 30, 2008 and 2007:

	2008	2007	Change	% Change
Oil sales	$6,578,761	$1,767,967	$4,810,794	272
Gas sales	1,552,942	823,099	729,843	89
Oil and gas sales	8,131,703	2,591,066	5,540,637	214
Gain on sale of assets	-	24,980	(24,980)	(100)
Oil and gas consulting	6,000	6,007	(7)	(0)
Total revenues	$8,137,703	$2,622,053	$5,515,650	210

Oil sales increased by $4.8 million for the second quarter of 2008 compared to the same quarter of 2007 due to significant increases in production and average selling prices of our oil.  Total oil production (in barrels) increased from 30,490 for the second quarter of 2007 to 51,254 for the second quarter of 2008 (a 68% increase).  The average selling price of a barrel of oil increased from $61.50 in the second quarter of 2007 to $123.36 in the second quarter of 2008 (a 101% increase).

The $729,843 (or 89%) increase in gas sales for the second quarter of 2008 compared to the same quarter of 2007, was the result of an increase in production combined with an increase in average selling prices.  Total gas production increased from 120,027 Mcf in the second quarter of 2007 to 156,931 Mcf in the second quarter of 2008 (a 31% increase).  Total average selling price increased from $6.75 per Mcf in the second quarter of 2007 to $10.05 per Mcf in the second quarter of 2008 (a 49% increase).

Our revenues from oil and gas sales are summarized as follows for the six months ended June 30, 2008 and 2007:

	2008	2007	Change	% Change
Oil sales	$11,496,644	$3,767,802	$7,728,842	205
Gas sales	2,583,521	1,790,364	793,157	44
Oil and gas sales	14,080,165	5,558,166	8,521,999	153
Gain on sale of assets	-	24,980	(24,980)	(100)
Oil and gas consulting	12,300	15,524	(3,224)	(21)
Total revenues	$14,092,465	$5,598,670	$8,493,795	152

Oil sales increased by $7.7 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to significant increases in production and average selling prices of our oil.  Total oil production (in barrels) increased from 64,522 in the first six months of 2007 to 101,641 for the first six months of 2008 (a 58% increase).  The average selling price of a barrel of oil increased from $58.56 in the first six months of 2007 to $110.02 in the first six months of 2008 (an 88% increase).

The $793,157 (or 44%) increase in gas sales for the first six months of 2008 compared to the first six months of 2007 was the result of an increase in production combined with an increase in average selling prices.  Total gas production increased from 271,468 Mcf for the first six months of 2007 to 301,084 Mcf for the first six months of 2008 (an 11% increase).  Total average selling price increased from $6.44 per Mcf for the first six months of 2007 to $8.71 per Mcf for the same period in 2008 (a 35% increase).

Expenses -

Our expenses are summarized as follows for the three months ended June 30, 2008 and 2007:

	2008	2007	Change	% Change
Exploration	$369,487	$655,492	(286,005)	(44)
Lease operating expenses	1,163,164	673,024	490,140	73
Production taxes	319,931	124,326	195,605	157
Depreciation, depletion and amortization	2,490,694	2,162,390	328,304	15
General and administrative expenses	386,324	263,792	122,532	46
Total expenses	$4,729,600	$3,879,024	850,576	22

The decrease of $286,005 in exploration expenses in the second quarter of 2008, when compared with the same period of 2007, is due primarily to the write-off of two wells as dry holes in the second quarter of 2007 (Henry-Kuykendall #1 and Double K-Swaim #1) as compared to only one dry hole written off in the second quarter of 2008 (Garza #1).

Lease operating expenses increased by $490,140 for the second quarter of 2008 as compared to the second quarter of 2007.  In the Mustang Creek Field, expenses for salt water disposal, chemicals and various operating supplies increased by $216,000 as a result of the 59% increase in production.  In the Prado Field, we incurred approximately $34,000 in additional costs in the second quarter of 2008 as a result of contract labor expenditures for maintenance and facility improvements.  The remainder of the increase in lease operating expenses is due to the rising cost of doing business.  There was a slight increase in lease operating expense for all of the oil and gas wells owned by our Company in 2008, compared to 2007, which also attributed to the increase in expenses for the quarter ended June 30, 2008, compared to 2007.

The $195,605 increase in production taxes in 2008 when compared to 2007 for the periods presented is due primarily to an increase in oil production taxes as a result of significantly increased revenues in the Mustang Creek Field.  Revenues for this field increased from $1.7 million for the second quarter of 2007 to $5.3 million for the second quarter of 2008.

Depreciation, depletion and amortization increased by $328,304 for the quarter ended June 30, 2008, to $2,490,694 as compared to $2,162,390 for the quarter ended June, 2007, primarily due to the decrease in our reserves in the Wishbone Field.

General and administrative expenses increased by $122,532, or 46%, for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007 due to increases in payroll, legal and accounting costs.  Payroll costs increased as the result of salary increases and changes in personnel.  Accounting costs increased due primarily to the addition of a contract Chief Financial Officer, beginning in January of 2008.

Our expenses are summarized as follows for the six months ended June 30, 2008 and 2007:

	2008	2007	Change	% Change
Exploration	$1,194,341	$1,102,313	$92,028	8
Lease operating expenses	1,912,852	1,125,310	787,542	70
Production taxes	566,424	257,466	308,958	120
Depreciation, depletion and amortization	4,441,112	4,276,813	164,299	4
General and administrative expenses	821,881	550,144	271,737	49
Total expenses	$8,936,610	$7,312,046	$1,624,564	22

Lease operating expenses increased by $787,542 for the first six months of 2008 as compared to the first six months of 2007.  In the Mustang Creek Field, expenses for salt water disposal, chemicals and various operating supplies increased by $470,000 as a result of the 60% increase in production in that field.  For the first six months of 2008, there was a $120,000 increase in workover expenditures in the Sargent and Tenna Fields compared to the same period of 2007  The remainder of the increase in lease operating expenses is due to the rising cost of doing business.  There was a slight increase in lease operating expense for all of the oil and gas wells owned by our Company in 2008, compared to 2007, which also attributed to the increase in expenses for the six months ended June 30, 2008, compared to 2007.

The $308,958 increase in production taxes in 2008 when compared to 2007 for the periods presented is due primarily to an increase in oil production taxes as a result of significantly increased revenues in the Mustang Creek Field.  Revenues for this field increased from $3.3 million for the first six months of 2007 to $9.5 million for the first six months of 2008,

General and administrative expenses increased by $271,737, or 49%, for the first six months ended June 30, 2008, compared to the first six months ended June 30, 2007 due to increases in payroll, legal and accounting costs.  Payroll costs increased as the result of salary increases and changes in personnel.  Accounting costs increased due primarily to the addition of a contract Chief Financial Officer, beginning in January of 2008.

Other Income (Expense) -

Other income (expense) consisted of the following for the three months ended June 30, 2008 and 2007:

	2008	2007	Change	% Change
Interest and amortization of discount on debt expense	$(2,126,072)	$(2,354,011)	227,939	10
Net change in fair value of derivative liabilities	(14,574,340)	(122,110)	(14,452,230)	(11,835)
Gain on natural gas put option	-	25,035	(25,035)	(100)
Interest and other income	25,406	83,189	(57,783)	(69)
Purchase and write down of Vertica liabilities	-	15,419	(15,419)	(100)
Total other (expense)	$(16,675,006)	$(2,352,478)	(14,322,528)	(609)

Other income (expense) consisted of the following for the six months ended June 30, 2008 and 2007:

	2008	2007	Change	% Change
Interest and amortization of discount on debt expense	$(4,383,785)	$(4,686,029)	302,244	6
Net change in fair value of derivative liabilities	(14,684,896)	437,280	(15,122,176)	(3,458)
Loss on natural gas put option	-	(43,845)	43,845	100
Interest and other income	83,222	209,617	(126,395)	(60)
Purchase and write down of Vertica liabilities	-	30,838	(30,838)	(100)
Total other (expense)	$(18,985,459)	$(4,052,139)	(14,933,320)	(369)

Interest and amortization of discount on debt for each of the six months ended June 30, 2008 and 2007 can be broken down as follows:

	2008	2007
Interest expense on notional balance	$3,368,355	$3,816,802
Accretion of notes discounts	977,183	855,584
Amortization of deferred loan costs	38,247	13,643
	$4,383,785	$4,686,029

The interest on notional balances during the six months ended June 30, 2008 and 2007 represents the stated interest on the Restated and Amended Convertible Note and the four Secured Term Notes held by us and the three Secured Term Notes held by Gulf Coast Oil Corporation, our wholly owned subsidiary (which notes are described in greater detail above in the notes to our financial statements), using the effective interest method. The decrease of $448,447 or 12% in interest on notional balances between the six months ended June 30, 2008 and 2007, is due to a lower interest rate during the six months ended June 30, 2008, compared to the prior period.

The accretion of note discounts for the periods presented refers to the accretion of the unamortized discounts on the Restated and Amended Convertible Note and six of the Secured Term Notes of the consolidated entity using the effective interest method. Each discount is amortized over the original life of the note.

Amortization of deferred loan costs comprises fees (i.e. escrow fees and legal fees) paid to non-lenders in connection with the Convertible Note and six of the Secured Term Note financings. Such costs are capitalized as deferred loan costs and amortized over the respective life of the note.

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

These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our consolidated statements of operations. For each of the six months ended June 30, 2008 and June 30, 2007, our increase (decrease) in income, by derivative was as follows:

	2008	2007
Laurus Warrant	$(3,830,517)	$48,924
Laurus Stock Option	(4,288,266)	195,861
Single compound embedded derivative within Convertible Note	(3,315,079)	41,096
Laurus December Option	(3,251,034)	151,399
Change in fair value of derivative liabilities	$(14,684,896)	$437,280

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

In February 2007, the Company invested in a natural gas put option as a hedge for 20,000 Mmbtu’s of gas against the potential drop in our selling price. The option was purchased for a “Strike Price” of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007. The “Floating Price” is calculated approximately three days prior to the beginning of the determination period. If the “Strike Price” is greater than the “Floating Price” for a period, then our company will receive an amount equal to the excess of the “Strike Price” over the “Floating Price” for each Mmbtu purchased. This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and accordingly a charge to net loss of $43,845 has been recorded for the six months ended June 30, 2007.

Interest income was $83,222 in the first six months of 2008 compared to $209,617 in the same period of 2007.  Interest income is earned on funds received in the note financings which have been temporarily invested pending the disbursement for which they were borrowed.

Income taxes-

No federal income taxes have been paid since inception of the Company, due to our net operating loss carry forwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carry forwards, no provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.

Net income/Loss

The Company had a net loss of $13,266,903 for the three months ended June 30, 2008, compared to a net loss of $3,609,449 for the three months ended June 30, 2007, an increase in net loss of $9,657,454 or 268% from the prior period.

The Company had a net loss of $13,829,604 for the six months ended June 30, 2008, compared to a net loss of $5,765,515 for the six months ended June 30, 2008, an increase in net loss of $8,064,089 or 140% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The following should be read in conjunction with Note 9, Subsequent Events, of the consolidated financial statements.

Cash and cash equivalents -

We had a cash and cash equivalents balance of $2,425,309, plus restricted cash of $1,476,956, as of June 30, 2008; however, based on our current plan of operations and the fact we are currently in Chapter 11 Bankruptcy, we do not believe that we have sufficient funds to continue our operations for the next 12 months. We believe that we will require additional funds to continue our oil and gas exploration and production program. If we are unable to raise additional financing in the next 12 months, and we fail to otherwise generate sufficient cash flows through operations, we will be required to modify our operations plan accordingly or even to cease operations altogether. These funds may be raised through equity financing, debt financing or other sources, and may result in substantial dilution of the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Due to the substantial doubt of our ability to meet our current operating expenses and the capital expenditures noted above, in their report on the annual consolidated financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding an uncertainty about our ability to continue as a going concern. Additionally, due to the Company’s recent filing of petitions under Chapter 11 of the Bankruptcy Code, we have included another note in the unaudited financial statements included in this Report regarding the uncertainty of our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

Total Assets -

We had total assets of $51,473,741 as of June 30, 2008, which included $7,896,246 of current assets, mainly comprised of $2,425,309 of cash, $1,476,956 of restricted cash, $3,160,061 of accounts receivable and other current assets of $833,920; $95,271 of equipment, net of $109,679 of accumulated depreciation; $43,257,105 of oil and gas properties net of accumulated depletion and impairment of $35,357,956; and deferred loan costs and other assets of $225,119.

Working capital -

At June 30, 2008, we had a working capital deficit of $79,733,225.  Additionally, as of June 30, 2008, we had current liabilities of $87,629,471, which included $68,727,853 of current portion of notes payable due in 2008 and $15,491,763 in derivative liabilities which are subject to wide fluctuations from quarter-to-quarter.  Our current assets of $7,896,246 at June 30, 2008, are substantially liquid.  We do not have sufficient funds to meet our financial obligations for the remainder of 2008 without successful negotiation of a refinancing of both the $11.1 million balloon payment under the $15 million Secured Convertible Term Note, due June 30, 2008, and the $6.4 million balloon payment under the $9.5 million Secured Term Note, due July 1, 2008, both of which payments have not been made as of the date of this report.  The conditions described above, in addition to the Company’s July 28, 2008 filing of voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, create substantial doubt as to the Company’s ability to continue as a going concern.  See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liabilities -

Total liabilities as of June 30, 2008 were $88,165,604, and included current liabilities of $87,629,471; notes payable in connection with amounts loaned to us by Laurus, and an asset retirement obligation of $536,133.

As of July 3, 2008, the Company is in default on certain of the notes it entered into with Laurus, as described below in more detail.

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

Cash flows-

	2008	2007
Net cash provided by /(used in)
Operating activities	$6,536,561	$(869,570)
Investing activities	(8,130,582)	(4,334,979)
Financing activities	(5,503,187)	1,739,532
Decrease in cash and cash equivalents	(7,097,208)	(3,465,017)

Cash and cash equivalents, as of June 30	$2,425,309	$4,059,261

Operating activities -

Six months ended June 30, 2008:

Cash flows provided by operating activities of $6,536,561 for the six months ended June 30 2008, included a net loss for the six months ended June 30, 2008 of $13,829,604 and interest earned on restricted cash of $28,055. Offsetting the negative impacts were the benefits of changes in working capital components of $227,218; non-cash charges for depletion, depreciation and amortization of $4,441,112; the net increase in the fair value of derivative liabilities of $14,684,896; accretion of discount and loan cost on debt to interest expense, which netted to $977,182; amortization of deferred loan costs of $25,383; and $38,429 accretion of the asset retirement obligation for the six months ended June 30, 2008.

Six months ended June 30, 2007:

Cash flows used in operating activities of $869,570 for the six months ended June 30, 2007, were adversely impacted by a net loss for the six months ended June 30, 2007 of $5,765,515; the net decrease in the fair value of derivative liabilities of $437,280; $30,838 of write-off of liabilities on Vertica debt and interest earned on restricted cash of $108,303. Offsetting the negative impacts were the benefits of non-cash charges for depletion, depreciation and amortization of $4,276,813; accretion of discount and loan cost on debt to interest expense, which netted to $855,584; changes in working capital components which totaled $246,892; $13,644 of amortization of deferred loan costs and $43,845 of gain on natural gas put option; and $35,588 accretion of the asset retirement obligation for the six months ended June 30, 2007.

We believe that our cash flows from operations will be subject to wide fluctuations as long as our Secured Term Convertible Note is outstanding or its related derivatives are unexpired or unexercised, as a result of mark-to-market accounting.

Investing Activities -

Six months ended June 30, 2008:

Cash flows used in investing activities of $7,579,963 for the six months ended June 30 2008, were primarily attributed to the exploratory well drilling projects which are being conducted at Mustang Creek Field. In the six months of 2008, Gulf Coast Oil Corporation (“Gulf Coast”) drilled eight successful wells and three unsuccessful wells. The cost of such projects reduced cash flow from investing activity by $5,251,450. In addition, we drilled a successful exploratory well at our San Miguel Field and began other similar projects for the Company, which reduced cash flow from investing activities by $2,492,386. Other investing programs included the acquisition of additional leases of unproved properties of $368,627 by Gulf Coast and the purchase of office furniture and fixtures of $18,119.

Six months ended June 30, 2007:

Cash flows used in investing activities of $4,334,979 for the six months ended June 30, 2007, were primarily due to $3,231,584 of investment in drilling exploratory wells at Mustang Creek, $830,354 of capital expenditures on other oil and gas properties, and $253,592 of investment in unproved property.

Financing activities -

Six months ended June 30, 2008:

Cash flows used in financing activities of $6,053,806 for the six months ended June 30, 2008 consisted of payments made to reduce the balances due on our Restated and Amended Convertible Note, December 2006 Secured Term Note, the November 20, 2007 Secured Term Notes and April 2006 Secured Term Note of $6,053,806.

Six months ended June 30, 2007:

Cash flows from financing activities of $1,739,532 for the six months ended June 30, 2007 were due to $2,765,000 of restricted cash received from Laurus offset by $1,025,468 of payments made to reduce the balances due on our Restated and Amended Convertible Note and April 2006 Secured Term Note.

Default on Laurus Notes and Bankruptcy

On June 30, 2008, certain obligations of the Company owed to Laurus, including the Second Amended and Restated Secured Convertible Term Note entered into on June 30, 2005, in the original principal amount of $15,000,000, which had an outstanding balance (not including any accrued and unpaid interest) of approximately $11.8 million as of June 30, 2008 (as amended and restated from time to time, the “Convertible Note”) and the Third Amended and Restated Secured Term Note entered into on September 19, 2005, in the original principal amount of $9,500,000, which had a balance of approximately $6.4 million as of June 30, 2008 (as amended and restated from time to time, the “Term Note”) became due.  The Company failed to repay the outstanding amounts of the Convertible Note and the Term Note (the “Notes”) on June 30, 2008.

Pursuant to the terms of the Notes, the Company had three (3) days to cure any default in repayment of the Notes, which cure period expired July 3, 2008, and which Notes remain unpaid as of the date of this report.  As such, the Company is currently in default of the Notes, which default may trigger an event of default and default payments equal to an additional 30% of any amounts due (the “Default Payments”) under the other outstanding promissory notes, warrants, options and other related agreements which the Company has previously entered into with Laurus and parties affiliated with Laurus (the “Laurus Agreements”).

On or around July 7, 2008, Laurus communicated notice of the Company’s event of default under the Notes, alleged event of default under the other Laurus Agreements, and the fact that the Laurus Agreements began to accrue interest at the default rate (as provided in each Laurus Agreement) beginning on July 3, 2008, to the Company.

Laurus also agreed to forbear from exercising its rights and remedies (other than the implementation of the increased rates of interest and the requirement that the Company pay Default Payments) under the Laurus Agreements until 5:00 PM (New York time) on July 18, 2008 (the “Forbearance Period”), or such later time as Laurus may agree in its sole discretion.  Laurus did not agree to forbear from administering the credit facility and/or from collecting, receiving and/or applying proceeds from the Company’s accounts receivable to the amounts owed to Laurus.  The notice also stated that in the event the Company is able to repay the amounts owing to Laurus and under the Laurus Agreements prior to the end of the Forbearance Period, Laurus would waive any default interest and the requirement that the Company pay the Default Payments.  The above terms are not binding on Laurus in the event that an event of default has occurred under the notice, including if an event of default other than those described above have occurred under any Laurus Agreement, if any representation made by the Company under any Laurus Agreement was false in any material respect when made, the Company’s failure to comply with any covenant in any Laurus Agreement, and/or if any person or entity other than Laurus exercises any rights to remedies against any of our assets or properties.  Although the Company sought out alternative financing to repay Laurus or an alternative structure with Laurus to combine all of its obligations; it was not able to raise any additional funding or reach an agreement with Laurus to restructure its obligations and the Forbearance Period expired after July 18, 2008.

On July 21, 2008, LV Administrative Services, Inc., the administrative and collateral agent for Laurus (also referred to herein as “Laurus”) provided the Company notice of its acceleration (the “Acceleration Notice”) of the amounts due to Laurus under the Convertible Note and the Term Note.  The Acceleration Notice also notified us of Laurus’s acceleration of and request for immediate payment of the entire amount of funds we owe to Laurus, including any and all accrued and unpaid interest, default interest and default payments due on such amount.

As discussed below in Part II, Item 1 of this Report “Legal Proceedings,” on July 28, 2008, the Company filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas.  However, the Company is still currently in negotiations with Laurus regarding the further extension of the payment of the Laurus Agreements and/or a potential reorganization of the Company’s assets and debts, which may or may not include Laurus foreclosing on the assets, which Laurus alleges it can do without further notice to the Company, executing a deed in lieu of foreclosure, or entering into a Texas non-judicial foreclosure.  In total, the Laurus Agreements, evidenced by five (5) separate notes total approximately $68 million, which amount does not include any default interest and/or default payments due in connection with such Laurus Agreements, which default payments may total an additional 30% of the amount owed to Laurus.  We do not have sufficient funds to repay the Laurus Agreements and/or any default payments.  To date, the negotiations with Laurus regarding the extension of the payment of the debt have not been successful and although discussions with Laurus are ongoing, there can be no assurance that a favorable outcome for the Company will be reached.

In the event the Company is unable to stay the payment of the Laurus Agreements and/or prevent Laurus from foreclosing on its assets, the Company could be forced to abandon its current business activities or sell or transfer a substantial portion of its assets to Laurus and/or Laurus could take control of substantially all of the Company’s assets, the result of which could be that the Company’s common stock would become devalued, the Company’s current shareholders may be substantially diluted and/or the Company could cease to be a public filer, cease to have a market for its securities, and any of the Company’s securities could become worthless.

As of the filing of this report, the Company’s relationship with Laurus (as defined below) is substantially similar to prior to the Company’s entry into Bankruptcy.  The Company has agreed on a budget of expenditures with Laurus for the period beginning from the bankruptcy filing through September 5, 2008.  The budget provides that the Company will pay interest, at the non-default rate, and monthly principal that would otherwise be due during the month of August 2008.  Unless Laurus agrees to allow further expenditures, or unless the Bankruptcy Court allows such expenditures, the Company will be unable to make expenditures after September 5, 2008.  While the Company is optimistic that it will obtain either permission from the Bankruptcy Court, and/or an agreement with Laurus with respect to cash expenditures, there can be no assurance that such event will occur.  A hearing is scheduled before the Bankruptcy Court in connection with the Company’s use of cash for September 2, 2008, and the Company hopes to work with Laurus prior to such date to obtain an agreement for the use of cash for the period after September 5, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a frame work for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS 157 in the first quarter of fiscal 2008. We adopted SFAS 157 effective January 1, 2008, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 1

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended) (“SFAS 159”), which permits entities to choose to measure most financial Instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 159 on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on its financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on unaudited consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The asset, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2007 Annual Report on Form 10-KSB, includes a discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that the disclosure controls and procedures are effective..

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about July 24, 2008, Gulf Coast Oil Corporation, the Company’s wholly owned Delaware subsidiary (“Gulf Coast”) entered into a Settlement Agreement (the “Settlement Agreement”) with Lara Energy, Inc. (“Lara”) and J & P Family Properties, Ltd. (“J&P” and collectively with Lara, the “Claimants”).  The Claimants had previously sent Gulf Coast demand letters contending that pursuant to a June 30, 2006 letter agreement, Gulf Coast assumed certain of Manti Resources, Inc.’s (“Manti’s”) obligations to assign overriding royalties up to 3% on future acquisitions within Gulf Coast’s licensed areas in McMullen County and Atascosa County (the “Interests”) in connection with Gulf Coast’s June 2006 purchase of the Interests from Manti.

The Settlement Agreement provided that in order to avoid uncertainties and expenses, the parties would agree that an Area of Mutual Interest (“AMI”) which was in contention between the parties would be defined as approximately 41,600 acres of land in McMullen and Atasoca Counties, Texas (as described in the Settlement Agreement).  The parties agreed that the AMI would terminate for all parties on January 8, 2014.  Gulf Coast also agreed in connection with the Settlement Agreement to make certain assignments of overriding royalty interests (“ORRI’s”) to the Claimants as follows:

Well name and number	ORRI to Lara	ORRI to J&P
Rabke #2	1.125%	1.125%

Rabke #3	1.125%	1.125%
Rabke #4	1.125%	1.125%
Rabke-Maspero Oil Unit 1	Previously assigned	Previously assigned
Double K #4	1.50%	1.50%
Double K # 5	1.50%	1.50%
Double K #6	1.50%	1.50%

In consideration for the Claimant’s entering into the Settlement Agreement, Gulf Coast also agreed to make an assignment (to the extent not previously made) of an ORRI in favor of the Claimants equal to the positive difference (if any) between (a) 23% of 8/8ths; and (b) the sum of (i) such lessor’s royalty burden; and (ii) other revenue burdens attributed thereto which existed in third parties prior to Gulf Coast’s acquisition; with respect to any wells drilled on any additional leases acquired by Gulf Coast in the AMI through January 18, 2014, and any wells put into production prior to January 14, 2014 on leases already acquired by Gulf Coast in the AMI.  Provided however that in no event shall any ORRI exceed 4% of 8/8ths, and provided that such ORRI shall be proportionately reduced in the event Gulf Coast’s future acquisition is less than the entire working interest in any property.

In connection with the ORRI’s that Gulf Coast agreed to grant to the Claimants, Gulf Coast made a payment of $32,860 to Lara and $32,860 to J&P to satisfy the full amount of the payments they would have been due in connection with such ORRI’s which accrued from the date of first production by Gulf Coast through April 2008.

Finally, pursuant to and in consideration for the parties agreeing to enter into the Settlement Agreement, each Claimant and Gulf Coast agreed to release, acquit and forever discharge each other and their related parties from and against any and all claims or damages of any nature, known or unknown, which could have been asserted by the Claimants in connection with the previous claims made by such Claimants.

Chapter 11 Proceedings

On July 28, 2008, the Company filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, in order to facilitate their financial restructuring in connection with the Company’s default on the Secured Convertible Term Note with Laurus Master Fund, Ltd., as discussed in more detail below.  As of the date of this report, no receiver, fiscal agent or similar officer has been appointed for the Company.  The Company plans to continue operating its business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened.

ITEM 1A. RISK FACTORS

Following are the material changes to the risk factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  Investors are encouraged to review those risk factors included in our Form 10-KSB in detail as well as the risk factors below before making any investment in the Company’s securities.

WE FILED FOR REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE ON JULY 28, 2008 AND ARE SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH CHAPTER 11 PROCEEDINGS.

For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy.  Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•	our ability to prosecute, confirm and consummate a Plan of Reorganization (the “Plan”), which has not yet been proposed as of the date of this filing;

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

•	our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•	our ability to obtain and maintain normal terms with consultants, vendors and service providers;

•	our ability to maintain contracts that are critical to our operations; and

•
risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to confirm a proposed Plan, to appoint a Chapter 11 trustee or to convert such Bankruptcy to a Chapter 7 proceeding.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our revenues and the relationship with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are unexpectedly protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.  Additionally, the result of any confirmed Plan may result in substantial dilution or our existing shareholders, the sale of substantially all of our assets, and/or the failure of the Company to continue as a publicly reporting company, which could cause any investment in the Company to become worthless.

As of the filing of this report, the Company’s relationship with Laurus (as defined below) is substantially similar to prior to the Company’s entry into Bankruptcy.  The Company has agreed on a budget of expenditures with Laurus for the period beginning from the bankruptcy filing through September 5, 2008.  The budget provides that the Company will pay interest, at the non-default rate, and monthly principal that would otherwise be due during the month of August 2008.  Unless Laurus agrees to allow further expenditures, or unless the Bankruptcy Court allows such expenditures, the Company will be unable to make expenditures after September 5, 2008.  While the Company is optimistic that it will obtain either permission from the Bankruptcy Court, and/or an agreement with Laurus with respect to cash expenditures, there can be no assurance that such event will occur.  A hearing is scheduled before the Bankruptcy Court in connection with the Company’s use of cash for September 2, 2008, and the Company hopes to work with Laurus prior to such date to obtain an agreement for the use of cash for the period after September 5, 2008.

A LONG PERIOD OF OPERATIONS UNDER CHAPTER 11 BANKRUPTCY MAY HARM OUR BUSINESS.

A long period of operations under Chapter 11 Bankruptcy could adversely affect our business and operations. So long as our Chapter 11 reorganization (“Chapter 11”) continues, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Chapter 11 may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 reorganization proceedings continue, the more likely it is that our contractors and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the cases. A prolonged continuation of the Chapter 11 cases may also require us to seek financing. If we require financing during the Chapter 11 cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, any securities in the Company could become devalued or become worthless.

WE MAY NOT BE ABLE TO OBTAIN CONFIRMATION OF A CHAPTER 11 REORGANIZATION PLAN.

To successfully emerge from Chapter 11 Bankruptcy protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 Plan of Reorganization (the “Plan”), soliciting and obtaining the requisite acceptances of the Plan, and fulfilling other statutory conditions for confirmation, which have not occurred to date. We may not receive the requisite acceptances to confirm any future Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan.

If any future Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

A PLAN OF REORGANIZATION MAY RESULT IN HOLDERS OF OUR COMMON STOCK RECEIVING NO DISTRIBUTION ON ACCOUNT OF THEIR INTERESTS AND CANCELLATION OF THEIR COMMON STOCK.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Bankruptcy proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and may event result in the cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common stock is highly speculative and may become worthless (or be cancelled) in the future without any required approval of consent of such shareholders.

ANY INTEREST THAT SHAREHOLDERS OWN IN THE COMPANY MAY BE DECREASED OR DILUTED DUE TO OUR FINAL CHAPTER 11 REORGANIZATION AND/OR WE MAY CEASE TO TRADE OUR COMMON STOCK IN THE FUTURE.

The result of our recently filed petitions for Chapter 11 Bankruptcy protection likely will be a corporate restructuring and/or reorganization. While we do not currently know and cannot predict the outcome of such restructuring or reorganization, it is likely that the interests of our current shareholders will be diluted by securities issued to our creditors, which dilution may be significant or our common stock, which may additionally cease trading in the future. As a result, current and potential investors should be aware that any interest they hold in the Company may decrease in value and/or be substantially diluted, or become worthless through the bankruptcy proceeding.

OPERATING UNDER THE U.S. BANKRUPTCY CODE MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES.

Under the Bankruptcy Code, all debtors must obtain Bankruptcy Court approval to, among other things:

•	sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	obtain financing secured by the Company’s assets.

In addition, if a trustee is appointed to operate the Company while in Chapter 11 Bankruptcy, the trustee would assume control of our assets.

WE MAY BE UNABLE TO RAISE THE ADDITIONAL CAPITAL NEEDED TO FUND OUR BUSINESSES, WHICH WOULD PREVENT US FROM CONTINUING OPERATIONS, EVEN IF SUBSTANTIALLY ALL OF OUR DEBTS ARE DISCHARGED THROUGH THE BANKRUPTCY PROCEEDING.

Even if our debts are reduced or discharged through the Bankruptcy proceeding, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of such bankruptcy proceedings. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt securities due to our high leverage and due to restrictive covenants contained in our senior debt, assuming such senior debt is not fully discharged by the Bankruptcy Court, of which there can be no assurance, which may restrict our ability to expend or raise capital in the future. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

For a discussion of the Company’s indebtedness and defaults thereunder, see Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly the discussion under Liquidity and Capital Resources.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization (without exhibits)	8-K	99	Oct 20, 2004
3.1	Articles of Incorporation	10-SB	2.1, 2.2, and 2.3	January 7, 2000

3.2	Articles of Amendment to Articles of Incorporation	10-SB	2.1, 2.2, and 2.3	January 7, 2000

3.3	Articles of Amendment to Articles of Incorporation	10-QSB	3.1, 3.2, and 3.3	Nov 30, 2004

3.4	Articles of Amendment to Articles of Incorporation	10-QSB	3.1, 3.2, and 3.3	Nov 30, 2004

3.5	Articles of Amendment to Articles of Incorporation filed with the Colorado Secretary of State	8-K	3.1	June 14, 2006

3.5	Certificate of Correction filed with the Colorado Secretary of State	10-QSB	3.1, 3.2, and 3.3	Nov 30, 2004

3.6	Bylaws	10-SB	2.1, 2.2, and 2.3	January 7, 2000

10.1	Purchase and Sale & Exploration Agreement with Aquatic	10-KSB	10.4	March 31, 2005

10.2	First Amendment of Purchase and Sale & Exploration Agreement with Aquatic	10-KSB	10.4	March 31, 2005
10.3	Development Agreement with Strong (with all confidential information removed)	10-QSB	10.4	May 23, 2005
10.3a	Securities Purchase Agreement	8-K	99	Oct 20, 2004
10.4	Settlement Agreement and Mutual Release with Core Concepts, LLC	8-K	10.1	June 16, 2005
10.5	Securities Purchase Agreement between Laurus Master Fund, Ltd. and New Century Energy Corp.	8-K	10.1	July 8, 2005
10.6	Secured Convertible Term Note	8-K	10.1	July 8, 2005
10.7	Amended and Restated Secured Convertible Note	8-K	10.4	January 4, 2006
10.8	Common Stock Purchase Warrant	8-K	10.1	July 8, 2005
10.9	Master Security Agreement	8-K	10.1	July 8, 2005
10.10	Registration Rights Agreement	8-K	10.1	July 8, 2005
10.11	Option Agreement	8-K	10.1	July 8, 2005
10.12	Purchase and Sale Agreement (June 2005)	8-K	10.1	July 8, 2005
10.13	Finder's Warrant	SB-2	10.15	August 5, 2005
10.14	Purchase and Sale Agreement (September 2005)	8-K	10.1	Sept 6, 2005
10.15	September 2005 Securities Purchase Agreement	8-K	10.2	Sept 22, 2005
10.16	Amended and Restated Secured Term Note	8-K	10.1	April 4, 2006
10.17	September 2005 Reaffirmation and Ratification Agreement	8-K	10.4	Sept 22, 2005
10.18	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas	8-K	10.6	Sept 22, 2005
10.19	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas	8-K	10.7	Sept 22, 2005
10.20	Mortgage, Deed of Trust, Security Agreement Financing Statement and Assignment of Production in Matagorda County, Texas	8-K	10.8	Sept 22, 2005

10.21	Purchase and Sale Agreement dated November 1, 2005 and exhibits	8-K	10.15	Nov 7, 2005
10.22	Amendment to Purchase and Sale Agreement dated November 2, 2005	8-K	10.16	Nov 7, 2005
10.23	Amendment Agreement to June 2005 Securities Purchase Agreement	8-K	10.17	Nov 7, 2005
10.24	Edward R. DeStefano Employment Agreement	10-QSB	10.29	Dec 20, 2005

10.25	Edward R. DeStefano Amended Employment Agreement	SB-2	10.25	July 18, 2006
10.26	Second Amendment Agreement with Laurus	8-K	10.1	Dec 19, 2005
10.27	Third Amendment Agreement	8-K	10.3	January 4, 2006
10.28	December Option	8-K	10.5	January 4, 2006
10.29	Settlement Agreement with William F. Mason	8-K	10.6	January 4, 2006
10.30	Asset Purchase Agreement	8-K	10.1	May 3, 2006
10.31	Securities Purchase Agreement (Gulf Coast and Laurus)	8-K	10.2	May 3, 2006
10.32	Secured Term Note (Gulf Coast)	8-K	10.3	May 3, 2006
10.33	Common Stock Purchase Warrant (Gulf Coast)	8-K	10.4	May 3, 2006
10.34	Guaranty (New Century and Century)	8-K	10.5	May 3, 2006
10.35	Guaranty (Gulf Coast)	8-K	10.6	May 3, 2006
10.36	Stock Pledge Agreement (Gulf Coast)	8-K	10.7	May 3, 2006
10.37	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Atascosa County and McMullen County, Texas	8-K	10.8	May 3, 2006
10.38	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas	8-K	10.9	May 3, 2006
10.39	Master Security Agreement	8-K	10.10	May 3, 2006
10.40	Collateral Assignment	8-K	10.11	May 3, 2006
10.41	Letter Agreement regarding Shareholder Agreement	8-K	10.12	May 3, 2006
10.42	Reaffirmation, Ratification and Amendment Agreement	8-K	10.13	May 3, 2006
10.43	Fourth Amendment Agreement with Laurus	8-K	10.14	May 3, 2006
10.44	Fifth Amendment Agreement with Laurus	8-K	10.1	June 23, 2006

10.45	June 2006 Asset Purchase Agreement	8-K	10.1	July 7, 2006
10.46	June 2006 Securities Purchase Agreement (Gulf Coast and Laurus)	8-K	10.2	July 7, 2006
10.47	June 2006 Secured Term Note (Gulf Coast)	8-K	10.3	July 7, 2006
10.48	June 2006 Amended and Restated Term Note (Gulf Coast)	8-K	10.4	July 7, 2006
10.49	June 2006 Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas	8-K	10.5	July 7, 2006
10.50	Collateral Assignment	8-K	10.6	July 7, 2006
10.51	Reaffirmation and Ratification Agreement (Gulf Coast)	8-K	10.7	July 7, 2006
10.52	Reaffirmation and Ratification Agreement (New Century and Century)	8-K	10.8	July 7, 2006
10.53	Sixth Amendment Agreement	8-K	10.1	Sept 13, 2006
10.54	Seventh Amendment Agreement	8-K	10.1	Oct 26, 2006
10.55	Eighth Amendment Agreement	8-K	10.1	Dec 8, 2006
10.55a	Escrow Agreement in connection with the June 30, 2005 closing with Laurus	10-QSB	10.55	Nov 16, 2006
10.56	Funds Disbursement Letter in connection with the June 30, 2005 closing with Laurus	10-QSB	10.56	Nov 16, 2006
10.57	Securities Purchase Agreement - December 2006	8-K	10.1	January 10, 2007
10.58	Second Amended and Restated Secured Term Note	8-K	10.2	January 10, 2007
10.59	Second Amended and Restated Secured Term Convertible Note	8-K	10.3	January 10, 2007
10.60	Secured Term Note - December 2006	8-K	10.4	January 10, 2007
10.61	Reaffirmation, Ratification and Amendment Agreement - December 2006	8-K	10.5	January 10, 2007
10.62	Amended Guaranty (Gulf Coast Oil Corporation) - December 2006	8-K	10.6	January 10, 2007
10.63	Master Security Agreement - December 2006	8-K	10.7	January 10, 2007
10.64	Funds Disbursement Letter - December 2006	8-K	10.8	January 10, 2007
10.65	Escrow Agreement - December 2006	8-K	10.9	January 10, 2007

10.66	Agreement to Rescind the Eighth Amendment	8-K	10.10	January 10, 2007
10.67	1st Amendment to Energy Capital Solutions Warrant	10-KSB	10.67	April 12, 2007

10.68	Third Amended and Restated Term Note	8-K	10.4	July 12, 2007
10.69	Agreement with Century Asset Corporation	10-QSB	10.69	Nov 16, 2007

10.70	November 2007 Securities Purchase Agreement	8-K	10.1	Nov 27, 2007
10.71	November 2007 Secured Term Note (Gulf Coast and Valens U.S.) (With Confidential Information Removed)	8-K	10.2	Nov 27, 2007
10.72	November 2007 Secured Term Note (Gulf Coast and Valens Offshore) (With Confidential Information Removed)	8-K	10.3	Nov 27, 2007
10.73	Guaranty (in favor of Purchasers)	8-K	10.4	Nov 27, 2007
10.74	Master Security Agreement (With Confidential Information Removed)	8-K	10.5	Nov 27, 2007
10.75	Amended and Restated Common Stock Purchase Warrant	8-K	10.6	Nov 27, 2007
10.76	Net Interest Agreement (With Confidential Information Removed)	8-K	10.7	Nov 27, 2007
10.77	Conveyance of Net Profits Overriding Royalty Interest (With Confidential Information Removed)	8-K	10.8	Nov 27, 2007
10.78	November 2007 Securities Purchase Agreement	8-K	10.1	Dec 4, 2007
10.79	November 2007 Secured Term Note (New Century and Valens U.S.)	8-K	10.2	Dec 4, 2007
10.80	November 2007 Secured Term Note (New Century and Valens Offshore)	8-K	10.3	Dec 4, 2007
10.81	Consent Letter Agreement	8-K	10.4	Dec 4, 2007
10.82	Master Security Agreement	8-K	10.5	Dec 4, 2007
10.83	Net Interest Agreement	8-K	10.6	Dec 4, 2007
10.84	Conveyance of Net Profits Overriding Royalty Interest	8-K	10.7	Dec 4, 2007
10.85	Amended and Restated Mortgage	8-K	10.8	Dec 4, 2007
10.86	Second Amended Executive Employment Agreement with Edward R. DeStefano	8-K	10.9	Dec 4, 2007
10.87	Letter Agreement with Laurus Amending the Third Amended and Restated Term Note	8-K	10.1	January 23, 2008
10.88*	Settlement Agreement with Lara Energy, Inc. and J&P Family Properties, Ltd.
16.1	Letter from Randolph Scott and Company, Certified Public Accountants	8-K	16.1	Dec 1, 2004

16.2	Letter from Malone and Bailey, PC, Certified Public Accountants	8-K	16.2	April 14, 2005
16.3	Letter from Helin, Donovan, Trubee & Wilkinson, LLP	8-K	16.2	January 25, 2007
99.1	Glossary of Oil and Gas Terms	10-KSB	99.1	March 31, 2005

99.2	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2005	SB-2	99.2	August 5, 2005
99.3	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2006	SB-2	99.3	July 18, 2006
99.4	Financial Statements of the Company's first acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.1	May 8, 2006
99.5	Pro Forma Financial Information of the Company's first acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.2	May 8, 2006
99.6	Financial Statements of the Company's second acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.1	May 8, 2006
99.7	Pro Forma Financial Information of the Company's second acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.2	May 8, 2006
99.8	Financial Statements of the Company's third acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.1	May 8, 2006
99.9	Pro Forma Financial Information of the Company's third acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.2	May 8, 2006
99.10	Financial Statements of Gulf Coast's 1st acquisition in the Mustang Creek Property	8-K/A	99.1	July 13, 2006
99.11	Pro Forma Financial Information of Gulf Coast's 2nd acquisition in the Mustang Creek Property	8-K/A	99.2	Sept 13, 2006
99.12	Pro Forma Financial Information of Gulf Coast's 1st acquisition in the Mustang Creek Property	8-K/A	99.2	July 13, 2006
99.13	New Century Energy Corp. 2007 Stock Incentive Plan	Def. 14c	App A	Sept 11, 2007

99.14	Financial Statements of Gulf Coast's 2nd acquisition in the Mustang Creek Property	8-K/A	99.1	Sept 13, 2006
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY ENERGY CORP.

Dated: August 18, 2008	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer (Principal Executive Officer)