Form 10KSB/A
period 2007-12-31
New Century Energy Corp.
filed 2008-10-21
CIK 1079797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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
incorporation or organization)

1770 St. James Place, Suite 380, Houston, Texas 77056
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

Documents Incorporated by Reference:

Form 10-KSB for the small business issuer as originally filed on April 7, 2008.

Transitional Small Business Disclosure Format:

Yes [   ] No [X]

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Registrant which was originally filed with the Securities and Exchange Commission on April 7, 2008 (the “Original Filing”) is being filed to amend or include certain disclosures contained in Item 8A. Controls and Procedures.

          As a result of this Amendment No.1, new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been executed and filed as of the date of this Amendment No. 1 on Form 10-KSB/A.

          Except for the amended disclosure contained herein, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)           As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the design and operation of our disclosure controls and procedures to ensure that information  required to be disclosed in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such disclosure controls and procedures were not effective to ensure that information required to be disclosed was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures were determined not to be effective because of our failure to file the proper management report (included below) on internal control over financial reporting in our initial Report on Form 10-KSB filing.

(b) Management’s Annual Report on Internal Control over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 13.  EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY ENERGY CORP.

Dated: October 21, 2008	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward R. DeStefano Edward R. DeStefano	Chief Executive Officer (Principal Executive Officer)	October 21, 2008
Secretary, Treasurer and Director

/s/ Ken Cleveland
Ken Cleveland	Chief Financial Officer (Principal Accounting Officer)	October 21, 2008