Form 10-Q
period 2008-09-30
New Century Energy Corp.
filed 2008-11-19
CIK 1079797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, the issuer had 56,010,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NEW CENTURY ENERGY CORP. (DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(unaudited)
Current Assets	September 30, 2008	December 31, 2007
Cash and cash equivalents	$3,086,700	$9,522,517
Restricted cash	4,009	1,964,446
Certificate of deposit	-	35,075
Accounts receivable	1,883,176	2,047,818
Inventory	581,968	512,578
Deferred loan costs, net	142,715	-
Prepaid expenses and other	159,152	62,560
Total Current Assets	5,857,720	14,144,994

Office equipment, net of accumulated depreciation of $122,597 and $84,528 at September 30, 2008 and December 31, 2007, respectively	82,353	102,303

Oil and gas properties, using successful efforts accounting
Proved properties	67,912,969	62,216,668
Unproved properties	1,315,829	903,738
Wells and related equipment and facilities	9,737,457	7,382,192
	78,966,255	70,502,598
Less accumulated depletion and impairment	(37,480,075)	(30,941,996)
Net oil and gas properties	41,486,180	39,560,602
Deferred loan costs and other assets, net	50,000	250,500
TOTAL ASSETS	$47,476,253	$54,058,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,862,785	$1,578,234
Royalty payments	227,559	233,377
Current portion of notes payable (net of unamortized discount and loan costs
of $864,628 at September 30, 2008)	65,345,331	29,730,690
Derivative liability for Laurus warrant	114,632	111,753
Derivative liability for Laurus stock option	261,836	229,074
Single compound embedded derivatives within convertible note	3,506,520	288,966
Derivative liability for Laurus December option	202,399	177,074
Total Current Liabilities	71,521,062	32,349,168

Notes payable, less current portion (net of unamortized discount and loan costs
of $2,002,812 at December 31, 2007)	-	44,073,786
Asset retirement obligation	546,199	497,704
Liabilities subject to compromise (see Note A below)	300,492	-
Total Liabilities	72,367,753	76,920,658

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par, 20,000,000 shares authorized, Series A convertible preferred shares, 5,000 shares designated, none issued	-	-
Series B convertible preferred shares, 2,000,000 shares designated, none issued		-
Common stock, $.001 par value, 200,000,000 shares authorized, 56,010,612 shares issued and outstanding at September 30, 2008 and December 31, 2007	56,011	56,011
Additional paid in capital	9,952,743	9,952,743
Accumulated deficit	(34,900,254)	(32,871,013)
Total Stockholders' Deficit	(24,891,500)	(22,862,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,476,253	$54,058,399
Note A:  Liabilities subject to compromise consist of the following:

Accounts payable (lease operating expenses)	285,993	-
Accounts payable (general and administrative expenses)	14,499	-
Total	$300,492	-

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP. (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
Oil and gas sales	$7,149,743	$3,365,410	$21,229,910	$8,923,576
Gain on sale of assets	-	-	-	24,980
Gas operations consulting	6,000	14,507	18,300	30,031

Total revenues	7,155,743	3,379,917	21,248,210	8,978,587

Expenses
Exploration	61,848	511,508	1,256,188	1,613,821
Lease operating	1,044,772	991,896	2,957,625	2,117,206
Production taxes	306,713	149,031	873,137	406,497
Depreciation, depletion
and amortization	2,135,037	2,075,046	6,576,149	6,351,859
General and administrative	373,252	308,851	1,195,133	858,995

Total expenses	3,921,622	4,036,332	12,858,232	11,348,378

Operating income (loss)	3,234,121	(656,415)	8,389,977	(2,369,791)

Other income (expense)

Net change in fair value of derivative liabilities	11,406,376	431,524	(3,278,520)	868,804
Gain/(loss) on natural gas put option	-	20,385	-	(23,460)
Interest and amortization of discount on debt	(2,841,054)	(2,343,799)	(7,224,839)	(7,029,828)
Purchase and write down of Vertica liabilities	-	15,418	-	46,256
Interest and other income	920	29,401	84,141	239,018

Total other income (expense)	8,566,242	(1,847,071)	(10,419,218)	(5,899,210)

Income (loss) before income taxes	11,800,363	(2,503,486)	(2,029,241)	(8,269,001)
Income tax expense (benefit)	-	-	-	-

NET INCOME (LOSS)	11,800,363	$(2,503,486)	(2,029,241)	$(8,269,001)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$.21	$(.04)	$(.04)	$(.15)
Diluted	$.06	$(.04)	$(.04)	$(.15)

Weighted average common shares outstanding:
Basic	56,010,612	56,010,612	56,010,612	56,010,612
Diluted	67,518,309	56,010,612	56,010,612	56,010,612

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP. (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,029,241)	$(8,269,001)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation, depletion and amortization	6,576,148	6,351,859
Write-off of liabilities on Vertica reverse merger	-	(46,256)
Amortization of deferred loan costs	57,784	19,059
Accretion of asset retirement obligation	48,495	66,989
Accretion of discount on notes to interest expense	1,138,184	1,298,206
Net change in fair value of derivative liabilities	3,278,520	(868,804)
Loss on natural gas put option	-	23,460
Interest earned	(28,086)	(136,997)
Changes in working capital:
Marketable securities	-	-
Accounts receivable	164,642	686,565
Inventory	(69,391)	(46,487)
Prepaid expenses and other	(96,590)	153,007
Accounts payable and accrued liabilities	284,550	(176,860)
Liabilities subject to compromise	300,492	-
Royalty payments payable	(5,818)	(15,343)
Net cash provided by (used in)operating activities	9,619,689	(960,603)

Cash flows from investing activities
Investment in drilling exploratory wells at Mustang Creek field	(5,443,654)	(4,751,728)
Capital expenditures on other oil and gas properties	(2,607,912)	(591,812)
Investment in unproved property	(412,091)	(502,109)
Investment in furniture and fixtures	(18,119)	-
Decrease in drilling advances	-	62,628
Investment in Certificate of Deposit	35,637	-
Investment in marketable securities	-	4,463
Restricted cash released (restricted) for drilling program	1,987,961	-
Changes in other assets	-	2,000
Net cash used in investing activities	(6,458,178)	(5,776,558)

Cash flows from financing activities
Payments for deferred loan costs	-	3,452,653
Payments to reduce long-term debt	(9,597,328)	(2,959,881)
Net cash provided by (used in) financing activities	(9,597,328)	492,772

Net decrease in cash	(6,435,817)	(6,244,389)
Cash at beginning of the period	9,522,517	7,524,278

Cash at end of the period	$3,086,700	$1,279,889
Supplemental cash flow information:
Interest paid	(5,356,285)	(5,779,467)

Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP. (DEBTOR-IN-POSSESSION)
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

The financial information of New Century Energy Corp. (“New Century” or the “Company”) and its wholly owned subsidiaries, Century Resources, Inc. (“Century”) and Gulf Coast Oil Corporation (“Gulf Coast”), for the three and nine months ended September 30, 2008 and 2007, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. Certain reclassifications have been made to conform the prior year’s consolidated financial statements to the current year presentation. These reclassifications had no effect on reported earnings. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a frame work for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS 157 in the first quarter of fiscal 2008. We adopted SFAS 157 effective January 1, 2008, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 1.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended) (“SFAS 159”), which permits entities to choose to measure most financial Instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 159 on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial statements.

Bankruptcy Filing

On July 28, 2008, New Century Energy Corp. and its subsidiaries Gulf Coast Oil Corporation and Century Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, in order to facilitate their financial restructuring in connection with the Company’s default on the Secured Convertible Term Note with Laurus Master Fund, Ltd., as discussed in more detail below.  The Debtors’ Chapter 11 cases are being jointly administered under Case No. 08-50213.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Company filed a Motion in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Court” or “Bankruptcy Court”) for Joint Administration of the New Century Energy Corp. case, the Gulf Coast Oil Corporation case and the Century Resources, Inc. case and on August 13, 2008, the Court approved the Order for Joint Administration whereby the cases would be jointly administered under Case No. 08-50213 and that all further docketing should be done in case number 08-50213.

On September 29, 2008, the Bankruptcy Court, approved the Stipulated Final Order Authorizing Use of Cash Collateral (the “Cash Collateral Order”) for the period of July 28, 2008, the date the Company commenced its Chapter 11 cases (the “Petition Date”), to January 23, 2009 (the “Cash Collateral Use Period”), unless this Cash Collateral Use Period is terminated earlier pursuant to the terms of the Cash Collateral Order.  Under this Cash Collateral Order, the Company is permitted to use cash collateral to pay the expenses set forth on the agreed budget through the period ending November 28, 2008 to pay the “Adequate Protection Payment” of $750,000 per month commencing September 15, 2008, and continuing during the term of the Cash Collateral Use Period to Laurus Master Fund, Ltd. (“Laurus”).  Also pursuant to the Cash Collateral Order, the Debtors committed to file a joint plan of reorganization on or before November 24, 2008.  Laurus reserved the right to oppose the joint plan of reorganization on any grounds whatsoever.

On October 27, 2008, the Bankruptcy Court issued an Order Under 11 U.S.C.§§105(A) and 363(C) Authorizing Payment of Prepetition Claims of Critical Vendors (the “Critical Vendor Order”).  Pursuant to this order, the Company is authorized to pay prepetition fixed, liquidated and undisputed claims of certain suppliers of materials, goods and services (the “Critical Vendors”) which whom the Company continues to do business and whose goods and services are essential to the continued operations of the Company.  The order also provided that if a Critical Vendor accepts payments pursuant to the order, such Critical Vendor is deemed to have agreed to continue to provide services to the Company on as good as or better terms and conditions that existed ninety days prior to the Petition Date of July 28, 2008.

On November 3, 2008, a hearing was conducted in the Court to hear the Debtor’s Expedited Motion To Determine the Amount of Laurus Master Fund Ltd.’s (“Laurus’”) Secured Claim.  The Court determined that additional testimony and witnesses may be required and a hearing with witnesses has been rescheduled for December 16, 2008, with an expected decision on the amount of Laurus’ allowed claim, to be issued by the Court on or about January 5, 2008.

On November 7, 2008, the Company filed a Joint Plan of Reorganization Under Chapter 11, Title 11 of the United States Code of Gulf Coast Oil Corporation, Century Resources, Inc., and New Century Energy Corp., Debtors, in the Court under Case No. 08-50213 (the “Plan”).  A Disclosure Statement was attached to this Plan that sets forth certain background information, the anticipated organization, operations and financing of the Company upon emergence from Chapter 11, alternatives to the Plan and other terms and provisions of the Plan.  The Plan provides for the Company to make payments to Laurus under new notes totaling approximately $63.2 million, with a five year term, with an 8% annual interest rate, payable quarterly, with $300,000 monthly amortization payments beginning on January 1, 2010 (the “New Notes”) and also provides for payment of the unsecured claims.  Also pursuant to the Plan, if the Court finds that it is not feasible for the Company to make the payments required under the New Notes, then the Company’s assets will be subject to a private sale or auction after the effective date of the Plan and the proceeds used to pay certain of the secured and unsecured claims of the Company’s creditors as described in greater detail in the Plan.  Pursuant to the Plan, at the auction or sale of the Company’s properties, Laurus will be allowed to credit bid its claim pursuant to section 363(k) of the Bankruptcy Code in incremental bids in any amounts up to and including the full amount of its claim.  The Company anticipates the Court approving or rejecting the proposed Plan sometime in January 2009  As the Plan has not been approved by the Court, the Company can provide no assurances that such Plan will be approved, the final structure of the Company or the status of the Company’s secured and unsecured claims following its bankruptcy.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, in the ordinary course of business, or, if outside the ordinary course of business, subject to Bankruptcy Court approval.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which statements are prepared.  However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending September 30, 2008.  The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows.  New Century adopted SOP 90-7 effective on July 28, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at September 30, 2008 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative liabilities	$-	$(4,085,387)	$-	$(4,085,387)
Total	$-	$(4,085,387)	$-	$(4,085,387)

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

NOTE 3 - DEBT

A recap of the Company’s Notes Payable is as follows:

	September 30, 2008	December 31, 2007
Current portion
Second Amended and Restated Secured Convertible Term (interest rate equal to the Wall Street Journal prime rate plus two points but not less than 7%, maturity date of June 30, 2008)	$11,688,422	$12,300,000

Third Amended And Restated Secured Term (interest rate of 20%, maturity date of July 1, 2008)	6,291,322	6,351,391

December 2006 Secured Term (interest rate equal to the Wall Street Journal prime rate plus two points but not less than 8%, maturity date of January 4, 2010)	13,929,392	2,400,000

New Century November 2007 Secured Term (interest rate equal to the Wall Street Journal prime rate plus two points but not less than 8%, maturity date of November 20, 2010)	4,305,490	143,950

Gulf Coast (interest rate equal to the Wall Street Journal prime rate plus two points but not less than 8%, maturity date of October 28, 2009)	23,945,655	8,414,496

Gulf Coast November 2007 Secured Term (interest rate equal to the Wall Street Journal prime rate plus two points but not less than 8%, maturity date of November 20, 2010)	6,049,678	120,853

Total current portion of notes payable	$66,209,959	$29,730,690

Noncurrent portion:
December 2006 Secured Term	$-	12,611,328
New Century November 2007 Secured Term	-	5,156,050
Gulf Coast	-	21,330,072
Gulf Coast November 2007 Secured Term	-	6,979,148

Total noncurrent portion of notes payable	-	$46,076,598
Less: Unamortized discount	(864,628)	(2,002,812)

Net payable (net of unamortized discount)	$65,345,331	$73,804,476

The Company’s notes payable are collateralized by a security interest in all cash and cash equivalents, inventory, equipment, goods, fixtures, documents, instruments, contract rights, commercial tort claims, general intangibles, oil and gas leases, now owned or acquired in the future; all rights, title, interests and estates in any and all properties or leases, now owned or acquired in the future; and any and all agreements or future agreements entered into in the future by New Century, Gulf Coast or Century.

Interest and amortization of discount on debt expense for each of the periods ended September 30 can be broken down as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Interest expense on notional balance	$1,541,040	$1,896,410	$4,909,425	$5,713,211
Default and excess interest expense	1,119,655	-	1,119,655	-
Accretion of notes discounts	151,731	442,622	1,128,914	1,298,206
Amortization of deferred loan costs and discounts	28,628	4,767	66,845	18,411
	$2,841,054	$2,343,799	$7,224,839	$7,029,828

DEFAULT ON LAURUS NOTES

On June 30, 2008, certain obligations of the Company owed to Laurus, including the Second Amended and Restated Secured Convertible Term Note entered into on June 30, 2005, in the original principal amount of $15,000,000, which had an outstanding balance (not including any accrued and unpaid interest) of approximately $11.7 million as of September 30, 2008 (as amended and restated from time to time, the “Convertible Note”) and the Third Amended and Restated Secured Term Note entered into on September 19, 2005, in the original principal amount of $9,500,000, which had a balance of approximately $6.3 million as of September 30, 2008 (as amended and restated from time to time, the “Term Note”) became due.  The Company failed to repay the outstanding amounts of the Convertible Note and the Term Note (the “Notes”) on June 30, 2008.

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

On or around July 7, 2008, Laurus communicated notice of the Company’s event of default under the Notes, alleged an event of default under the other Laurus Agreements, and the fact that the Laurus Agreements began to accrue interest at the default rate (as provided in each Laurus Agreement) beginning on July 3, 2008, to the Company.

Laurus also agreed to forbear from exercising its rights and remedies (other than the implementation of the increased rates of interest and the requirement that the Company pay Default Payments) under the Laurus Agreements until 5:00 PM (New York time) on July 18, 2008 (the “Forbearance Period”), or such later time as Laurus may agree in its sole discretion.  Laurus did not agree to forbear from administering the credit facility and/or from collecting, receiving and/or applying proceeds from the Company’s accounts receivable to the amounts owed to Laurus.  The notice also stated that in the event the Company was able to repay the amounts owing to Laurus and under the Laurus Agreements prior to the end of the Forbearance Period, Laurus would waive any default interest and the requirement that the Company pay the Default Payments.  The above terms were not binding on Laurus in the event that an event of default has occurred under the notice, including if an event of default other than those described above occurred under any Laurus Agreement, if any representation made by the Company under any Laurus Agreement was false in any material respect when made, the Company’s failure to comply with any covenant in any Laurus Agreement, and/or in the event that any person or entity other than Laurus exercised any rights to remedies against any of our assets or properties.  Although the Company sought out alternative financing to repay Laurus or an alternative structure with Laurus to combine all of its obligations; it was not able to raise any additional funding or reach an agreement with Laurus to restructure its obligations and the Forbearance Period expired after July 18, 2008.

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

As discussed in Note 1 above, on July 28, 2008, the Company filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas.  However, the Company is still currently in negotiations with Laurus regarding a potential reorganization of the Company’s assets and debts, which may or may not include restructuring the payment terms of the Laurus Agreement. In total, the Laurus Agreements, evidenced by five (5) separate notes totaling approximately $66 million, which amount does not include any default interest and/or default payments due in connection with such Laurus Agreements, which default payments may total an additional 30% of the amount owed to Laurus.

NOTE 4 - DERIVATIVE LIABILITIES

The following assumptions were used in the valuation of the derivative liabilities:

	September 30, 2008	December 31, 2007
Probability-Weighted Expected Cash Flow Methodology -
Assumptions:
Single Compound Embedded Derivative within Convertible Note

Risk - free interest rate	1.60%	3.49%

Prime rate	5.00%	7.25%
Increasing .25% each quarter of first year

Timely registration	100.00%	100.00%

Default status	100.00%	5.00%
Increasing by 0.1% monthly

Alternative financing available and exercised	0.00%	0.00%
Increasing 2.5% monthly up to 25%

(Exercised only if the market price is greater than $0.92)

Trading volume, gross monthly dollars	1.00%	5.00%
Monthly increase

Future projected volatility	130.00%	125.00%

The following assumptions were used in the preparation of the valuations at September 30, 2008:

Black-Scholes Methodology:
Assumptions	Laurus Option	Laurus December Option	Laurus Warrant

Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.43%	4.43%	2.28%
Volatility	130.00%	130.00%	130.00%
Expected term	20 years	20 years	3.75 years

The following assumptions were used in the preparation of the valuations at December 31, 2007:

Black-Scholes Methodology:
Assumptions	Laurus Option	Laurus December Option	Laurus Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.50%	4.50%	3.45%
Volatility	125.00%	125.00%	125.00%
Expected term	20 years	20 years	4.50 years

FAIR VALUE OF DERIVATIVES

The fair value of the Company's derivative liabilities comprised the following:

	September 30, 2008	December 31, 2007
Laurus Warrant	$114,632	$111,753
Laurus Stock Option	261,836	229,074
Single compound embedded derivative within Convertible Note	3,506,520	288,966
Laurus December Option	202,399	177,074

Total	$4,085,387	$806,867

The decrease (increase) in fair value of the Company's derivative liabilities for the three and nine months ended September 30, 2008 and September 30, 2007 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Laurus Warrant	$3,827,278	$144,128	$(3,238)	$193,052
Laurus Stock Option	4,255,864	163,804	(32,763)	359,665
Single compound embedded derivative within Convertible Note	-	(3,027)	(3,217,194)	38,068
Laurus December Option	3,323,234	126,619	(25,325)	278,019
Change in fair value of derivative liabilities	$11,406,376	$431,524	$(3,278,520)	$868,804

The change in the fair value of the derivative liabilities (mark-to-market) during the third quarter of 2008 is due to the fluctuating, but mostly decreasing price of our common stock.  Such prices ranged from $0.65 per share on July 7, 2008 to $0.04 on September 30, 2008. The closing price of our stock was $0.04 per share on September 30, 2008, versus $0.06 per share at September 30, 2007.

The change in the fair value of the derivative liabilities (mark-to-market) during the third quarter of 2007 is due primarily to the decrease in the closing price of our common stock from $0.08 at June 30, 2007 to $0.06 at September 30, 2007.  Changes in the fair value of the derivative liabilities have been recorded under Other Income (Expense) in the accompanying consolidated statements of operations.

The values of the derivative liabilities relating to the Convertible Note, as reflected in our consolidated financial statements, are subject to changes in the trading value of the Company's common stock. As a result, our consolidated financial statements may fluctuate quarter-to-quarter based on this factor, and the amount of shares converted by Laurus in connection with the Convertible Note and exercised in connection with the Laurus’ Warrants and Options. Consequently, our consolidated financial position and results of operations may vary significantly from quarter-to-quarter, based on factors other than the Company's revenues and expenses.

NOTE 5 – NET INCOME (LOSS) PER COMMON SHARE - WEIGHTED AVERAGE SHARES

In calculating diluted earnings per share using the “if converted” method, the Company “adds back” to net income or loss the interest expense on its Second Amended and Restated Convertible Note (the “Convertible Note”) and the effect of the change in the fair value of the embedded derivatives within the Convertible Note (see Note 3). The effect of each derivative is considered individually. The denominator can also change as the related number of weighted average shares may be affected. Options and warrants only have a dilutive effect if the average market price of the common stock during the period exceeds the exercise price (“in the money”). For potential dilutive options or warrants that are dilutive, the treasury stock method is applied to determine the number of weighted average shares to be included as dilutive earnings or loss per share.

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below:

	For the Three Months Ended September 30,
	2008			2007
		Weighted			Weighted
		Average			Average
		Common			Common
		Shares			Shares
	Income (loss)	Outstanding	Per Share	Income (loss)	Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$11,800,363	56,010,612	$0.21	$(2,503,486)	56,010,612	$(0.04)

Effect of Dilutive Securities:
Laurus options	(7,545,618)	11,507,697		—	—

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$4,254,745	67,518,309	$0.06	$(2,503,486)	56,010,612	$(0.04)

	For the Nine Months Ended September 30,
	2008			2007
		Weighted			Weighted
		Average			Average
		Common			Common
		Shares			Shares
	Loss	Outstanding	Per Share	Loss	Outstanding	Per Share
Basic:
Loss attributable to common stock	$(2,029,241)	56,010,612	$(0.04)	$(8,269,001)	56,010,612	$(0.15)

Effect of Dilutive Securities:
Laurus options	—	—		—	—

Diluted:
Loss attributable to common stock, including assumed conversions	$(2,029,241)	56,010,612	$(0.04)	$(8,269,001)	56,010,612	$(0.15)

The common stock equivalents related to the Laurus warrant and the Laurus Convertible Note were not included in the calculation of diluted earnings per share as they were not in-the-money for the three or nine months ended September 30, 2008.

NOTE 6 - CONTRACTS, COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. THESE AND OTHER UNCERTAINTIES RELATED TO OUR BUSINESS ARE DESCRIBED IN DETAIL IN THE RISK FACTORS SECTION OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON. REFERENCES TO "NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR" AS USED THROUGHOUT THIS FORM 10-Q REFER TO NEW CENTURY ENERGY CORP. AND ITS WHOLLY OWNED SUBSIDIARIES, GULF COAST OIL CORPORATION AND CENTURY RESOURCES, INC. UNLESS OTHERWISE STATED, OR THE CONTEXT APPEARS OTHERWISE. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2008.

Description of Business:

New Century Energy Corp. is an independent oil and gas exploration and production company, with daily net production to its working interest of approximately 750 barrels of oil per day (Bopd) and 1.6 million cubic feet of gas per day (Mcfgpd) as of September 30, 2008.  The Company’s proved reserves as of December 31, 2007 were 1,613,000 barrels of crude oil and 3.0 billion cubic feet (Bcf) of gas.  The Company’s major areas of operations are located onshore United States, primarily in Matagorda, McMullen, Goliad and Wharton Counties in Texas.

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

The Energy Information Administration “EIA” of the U.S. Government in its Short-Term Energy Outlook release dated March 11, 2008 states, “Tight fundamentals, reflected by low available crude oil surplus production capacity, combined with supply concerns in several oil exporting countries, have continued to put upward pressure on world crude oil prices. The outlook over the next 2 years points to some easing of the oil market balance due to increased production outside of the Organization of the Petroleum Exporting Countries (OPEC) and planned additions to OPEC capacity.  The annual average WTI [West Texas Intermediate] price, which was $72 per barrel in 2007, is projected to average $94 per barrel in 2008, but ease somewhat to about $86 per barrel in 2009.” Regarding natural gas, the EIA’s projection calls for the average U.S. wellhead price for natural gas to be “$8.18 per Mcf in 2008 and $7.95 per Mcf in 2009.”

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

Important Investor Information

On July 28, 2008, New Century Energy Corp. and its subsidiaries Gulf Coast Oil Corporation and Century Resources, Inc. (the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, in order to facilitate their financial restructuring in connection with the Company’s default on the Secured Convertible Term Note with Laurus Master Fund, Ltd., as discussed in more detail below.  As of the date of this report, no receiver, fiscal agent or similar officer has been appointed for the Company.  Accordingly, we urge that caution be exercised with respect to existing and future investments in our equity securities.

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

The Company filed a Motion in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Court” or “Bankruptcy Court”) for Joint Administration of the New Century Energy Corp. case, the Gulf Coast Oil Corporation case and the Century Resources, Inc. case and on August 13, 2008 the Court approved the Order for Joint Administration whereby the cases would be jointly administered under Case No. 08-50213 and that all further docketing should be done in case number 08-50213.

On September 29, 2008, the Bankruptcy Court, approved the Stipulated Final Order Authorizing Use of Cash Collateral (the “Cash Collateral Order”) for the period of July 28, 2008, the date the Company commenced its Chapter 11 cases (the “Petition Date”), to January 23, 2009 (the “Cash Collateral Use Period”), unless this Cash Collateral Use Period is terminated earlier pursuant to the terms of the Cash Collateral Order.  Under this Cash Collateral Order, the Company is permitted to use cash collateral to pay the expenses set forth on the agreed budget through the period ending November 28, 2008 to pay the “Adequate Protection Payment” of $750,000 per month commencing September 15, 2008 and continuing during the term of the Cash Collateral Use Period to Laurus Master Fund Ltd. (“Laurus”). Commencing on September 15, 2008 and continuing during the term of the Cash Collateral Use Period.  Also pursuant to the Cash Collateral Order, the Debtors committed to file a joint plan of reorganization on or before November 24, 2008.  Laurus reserved the right to oppose the joint plan of reorganization on any grounds whatsoever.

On October 27, 2008 the Bankruptcy Court issued an Order Under 11 U.S.C.§§105(A) and 363(C) Authorizing Payment of Prepetition Claims of Critical Vendors (the “Critical Vendor Order”).  Pursuant to this order, the Company is authorized to pay prepetition fixed, liquidated and undisputed claims of certain suppliers of materials, goods and services (the “Critical Vendors”) which whom the Company continues to do business and whose goods and services are essential to the continued operations of the Company.  The order also provided that if a Critical Vendor accepts payments pursuant to the order, such Critical Vendor is deemed to have agreed to continue to provide services to the Company on as good as or better terms and conditions that existed ninety days prior to the Petition Date of July 28, 2008.

On November 3, 2008, a hearing was conducted in the Court to hear the Debtor’s Expedited Motion To Determine the Amount of Laurus Master Fund Ltd.’s (“Laurus’”) Secured Claim.  The Court determined that additional testimony and witnesses may be required and a hearing with witnesses has been rescheduled for December 16, 2008, with an expected decision on the amount of Laurus’ allowed claim, to be issued by the Court on or about January 5, 2008.

On November 7, 2008, the Company filed a Joint Plan of Reorganization Under Chapter 11, Title 11 of the United States Code of Gulf Coast Oil Corporation, Century Resources, Inc., and New Century Energy Corp., Debtors, in the Court under Case No. 08-50213 (the “Plan”).  A Disclosure Statement was attached to this Plan that sets forth certain background information, the anticipated organization, operations and financing of the Company upon emergence from Chapter 11, alternatives to the Plan and other terms and provisions of the Plan.  The Plan provides for the Company to make payments to Laurus under new notes totaling approximately $63.2 million, with a five year term, with an 8% annual interest rate, payable quarterly, with $300,000 monthly amortization payments beginning on January 1, 2010 (the “New Notes”) and also provides for payment of the unsecured claims.  Also pursuant to the Plan, if the Court finds that it is not feasible for the Company to make the payments required under the New Notes, then the Company’s assets will be subject to a private sale or auction after the effective date of the Plan and the proceeds used to pay certain of the secured and unsecured claims of the Company’s creditors as described in greater detail in the plan.  Pursuant to the Plan, at the auction or sale of the Company’s properties, Laurus will be allowed to credit bid its claim pursuant to section 363(k) of the Bankruptcy Code in incremental bids in any amounts up to and including the full amount of its claim.  The Company anticipates the Court approving or rejecting the proposed Plan sometime in January 2009.  As the Plan has not been approved by the Court, the Company can provide no assurances that such Plan will be approved, the final structure of the Company or the status of the Company’s secured and unsecured claims following its Bankruptcy.

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

On September 24, 2008, the Company filed a Motion to Assume Unexpired Lease of Nonresidential Real Property with 1770 St. James Limited Partnership with the Bankruptcy Court.  Subsequently, the Company determined that the assumption of the lease would be more appropriately considered once the mechanics of its Chapter 11 bankruptcy case have been determined, and on October 14, 2008, the Company filed with the Bankruptcy Court a Notice of Withdrawal Without Prejudice.  The Company is currently considering when and if to re-file this motion.   This lease was not assumed under our Chapter 11 bankruptcy filing.

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

SARGENT SOUTH FIELD - MATAGORDA COUNTY, TEXAS

The Company acquired 100% of the working interest in the 3,645 acre Sargent South Field from Calpine Natural Gas (NYSE) and its partner ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. In 2006 the Company acquired an additional 1,610 gross acres (1,288 net acres) from the State of Texas covering adjacent lands in the Gulf of Mexico. The total leasehold owned by the Company now totals approximately 4,204 net acres. Currently, there are three (3) producing wells on the Hamill Lease; Hamill #2, Hamill #14 and Hamill #17, with daily production in excess of approximately 1,500 MCF of gas per day, (MCFGPD), however, the Company can provide no assurance that the wells will continue to produce at this rate, if at all. There are also four (4) shut-in wells, Hamill #10, Hamill #11, Hamill #19, and Hamill #1-R.

At the time of the acquisition there were two producing wells, the Hamill #2 and Hamill #19. The Hamill #19 is currently shut-in and non-producing. During 2009, the Company may attempt to deepen the Hamill #19 outside of its existing casing.

A license to a 10 square mile 3-D seismic survey ("3-D") was also acquired from Calpine and this 3-D survey has been reprocessed, along with some recently purchased 2-D seismic lines. New drilling locations have been identified on this lease for drilling in 2009. The seismic and geological 3-D interpretation project process will be an ongoing process. When the results from any new wells are drilled on this lease, the data from the new wells will be integrated into and used to update our ongoing interpretation project.

The Company has an ongoing workover and recompletion project underway in the Sargent South Field that began in January 2005. The Hamill #2 well was cleaned out and recompleted in November 2007 and is currently producing at the rate of approximately 630 MCF per day on a 10/64 inch choke, with a flowing tubing pressure of 600 pounds per square inch (“psi”).

During April 2008 an unsuccessful recompletion was attempted on the Hamill #10 well after the well ceased producing gas. This well is currently shut-in and being evaluated for possible recompletion.

The Hamill #11 well is currently shut in.

Hamill #14 was recompleted in April of 2008 in a new sand from perforations at 4,900 feet and is currently producing gas at the rate of approximately 205 MCF per day on a 10/64 inch choke with flowing tubing pressure of 680 psi.

The Hamill #17 was worked over in November of 2007 and during September of 2008, the #17 well was gravel packed to stop production of formation sand.  The well was restored and currently produces gas from perforations in a stray sand at 5,630 feet at the rate of 695 MCF per day on a 9/64 inch choke with a flowing tubing pressure of 700 psi.

During August 2006, re-entry operations commenced on the Hamill #1-R well, that was originally drilled by Gulf Oil Corporation (“Gulf”) to a depth of 16,200 feet in 1961 and subsequently plugged and abandoned by Gulf in June 1967. Recent operations included milling out and removing numerous cement and bridge plugs set in the well when it was originally abandoned by Gulf. The well has been cleaned out to a depth of 11,000 feet inside the existing 9-5/8” casing. Cased hole logs were run in the well in October of 2006 and the well is being evaluated for possible gas sands for testing and possible production. The first recompletion attempted in November of 2006, at a depth of 5,560 feet produced gas, but in non-commercial quantities. The Hamill #1-R well is currently temporarily abandoned and being evaluated for deepening outside of casing during 2009, pending a successful reorganization in connection with our Chapter 11 bankruptcy filing, of which there can be no assurance.

On or about March 16, 2007, our working interest partner in the Sargent South Field, Aquatic Cellulose International Corporation (“Aquatic”), executed a Partial Assignment of Oil and Gas Lease and Bill of Sale whereby Aquatic conveyed to Century Resources, Inc., all of Aquatic’s rights, title and interest in the Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition, Aquatics assigned all of its interests, regardless of depth, in Hamill and Hamill well numbers 14, 19 and 1-R. In return, we repaid Aquatics all deposits made toward the Hamill 1-R and Hamill #14 workovers and released Aquatic of all prior commitments made regarding these wells.

SAN MIGUEL CREEK FIELD - MCMULLEN COUNTY, TEXAS

The San Miguel Creek Field is located in north central McMullen County, Texas, near its border with Atascosa County, approximately 75 miles due south of San Antonio, Texas. The Company currently owns and operates the 200-acre Herrera Lease and the 40-acre Wheeler #2 lease in this field (240 acres total). The Company now controls 100% of the working interest on these leases and wells. To date two new drilling locations have been identified. The Herrera #9 well was drilled in February 2007 and completed as an oil producer, and the Herrera #10 location has been staked as a possible future drilling location in 2009, pending a successful reorganization in connection with our Chapter 11 bankruptcy filing, of which there can be no assurance.

MUSTANG CREEK FIELD AREA WELLS - McMULLEN AND ATASCOSA COUNTIES, TEXAS

On April 28, 2006, the Company’s then newly formed wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast”), acquired the majority working interest and operations over developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. On June 30, 2006, Gulf Coast acquired the remainder of the working interest ownership from another group of owners, in this same group of leases and producing wells. As a result of the June 30, 2006 closing and recent drilling activity, Gulf Coast now owns a 100% working interest in 27 oil wells and one gas well and a 75% working interest in one additional oil well for a total of 28 wells. The effective date for ownership for both acquisitions was December 1, 2005. The following table summarizes Gulf Coast’s ownership in the producing wells as of September 30, 2008:

Schedule of Acquired and Recently Drilled Wells and Mineral Interests in Mustang Creek Area, as of September 30, 2008:

WELL NAME	WORKING INTEREST	NET REVENUE INTEREST
1. HODDE #1	100%	0.7700%
2. DOUBLE K #2	100%	0.7700%
3. DOUBLE K #3 4. DOUBLE K #4 5. DOUBLE K #5	100% 100% 100%	0.7700% 0.7500% 0.7500%
6. DOUBLE K #6	100%	0.7500%
7. KASSNER #1	100%	0.7700%
8. KASSNER #2	100%	0.7700%
9. TYLER RANCH UNIT WELL #1	100%	0.77375%
10. PEACOCK #1	100%	0.7700%
11. POWERS-SWAIM UNIT WELL #1	100%	0.7700%

12. SWAIM 33-2 13. SWAIM 58-1 14. SWAIM 58-2	100% 100% 100%	0.7500% 0.7700% 0.7500%
15. WHEELER #1	75%	0.4375%
16. POWERS-SWAIM UNIT WELL #1-R	100%	0.7500%
17. CAJUN CAPER UNIT #1	100%	0.75517154%
18. RABKE#2	100%	0.766250%
19. RABKE #3	100%	0.7575%
20. RABKE #4	100%	0.7575%
21. RABKE/MASPERO UNIT #1	100%	0.773750%
22. RABKE/MASPERO UNIT #2	100%	0.773750%
23. RABKE/MASPERO UNIT #4	100%	0.753750%
24. RABKE/MASPERO UNIT #5	100%	0.753750%
25. RABKE/MASPERO UNIT #6	100%	0.753750%
26. RABKE-MASPERO OIL UNIT #1	100%	0.7860228%
27. MAHONEY #2	100%	0.7500%
28. DOWDY #1	100%	0.7500%

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

As of the beginning of the fourth quarter of 2008, we have identified approximately twenty (20) un-drilled seismic anomalies and development locations based on our ongoing 3-D seismic interpretation project. We anticipate drilling additional wells in 2009, funding permitting and assuming a successful reorganization under Chapter 11 of the bankruptcy code, of which there can be no assurance. From the commencement of our initial drilling program in November 2006, through September 30, 2008, we have drilled a total of twenty-six (26) prospects and locations. Of the twenty-six (26) prospects drilled, fifteen (15) are successful producing wells and nine (9) were plugged as dry holes. Additionally, in one (1) non-producing well the Swaim 60-1, we set casing to a depth of 5,800 feet and anticipate permitting this well for use as a salt water disposal well. In one other (1) new well, the Power-Swaim Unit 1-R, casing was set to 5,900 feet, based upon further geological study we plan to re-drill the lower portion of Power Swaim Unit 1-R well in an attempt to gain better structural position and complete for production. In July 2006, the Tyler Ranch Gas Unit #1, the only gas well in our Mustang Creek Field, ceased producing, and as of the date of this filing it remains shut in and non-producing.

Status of Mustang Creek Field Prospects Drilled by Gulf Coast Oil Corporation as of September 30, 2008:

Prospect/Well Name	Status
Double K North #4	Producer
Double K North #5	Producer
Double K Swaim Unit #1	Dry hole
Henry Kuykendall Unit #1	Dry hole
Hodde #2	Dry hole
Kassner #3	Dry hole
Kassner #4	Dry hole
Mahoney #2	Producer
Rabke Maspero Unit #2	Producer
Rabke Maspero Unit #4	Producer
Rabke Maspero Unit #5	Producer
Rabke Maspero Unit #6	Producer
Rabke-Maspero Oil Unit #1	Producer
Rabke #1	Dry hole
Rabke #2	Producer
Rabke #3	Shut-In
Rabke #4	Producer
Power-Swaim Unit 1-R	To be deepened outside casing
Swaim 33-2	Producer
Swaim 33-3	Dry hole
Swaim 58-2	Producer
Swaim 58-3	Dry hole
Swaim 60-1	Dry hole- converting to Salt Water Disposal Well (“SWD”)
Dowdy #1	Producer
Garza #1	Dry hole

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

Other Production Activity in Mustang Creek Field in 2008:

During the first nine months of 2008, we sold 172,576 gross barrels or 131,349 net barrels from the Mustang Creek Field oil wells. As of September 30, 2008, current daily 8/8ths oil production from the Mustang Creek Field wells was approximately 750 barrels of oil per day (BOPD) from twenty-six (26) producing oil wells.

TENNA (HILLJE SAND) FIELD- WHARTON COUNTY, TEXAS

The Company acquired 100% of the working interest in three (3) wells in the Tenna Field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been a prolific oil and gas producer at a shallow depth of 4,100 feet. We drilled a new well location, the Brothers Cattle Company #5 well, in the first quarter of 2008, and completed this new well as an oil producer, which currently produces 35 barrels of oil per day. Also, during the first quarter of 2008 a pumping unit was installed on the Hillje Oil Unit #1 and is currently producing 4 barrels of oil per day. The Brothers Cattle Company #3 continues to produce with an electrical submersible pump at the rate of approximately 20 barrels of oil per day.

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

In April 2007, the Company commenced workover operations on the Lewis “A” No. 2 well and attempted to establish production in the First Austin Sand at 10,500 feet. The well flowed gas in non-commercial quantities and is presently shut in. Additional flow testing occurred in late November 2007, and commercial production was not established from the current completion. During the second quarter of 2008, the Company commenced its second workover operation in the Lewis “A” No. 2 well.  An apparent collapse in the 4 ½” production casing was encountered in the well at approximately 10,600 feet, preventing the removal of a cast iron bridge plug set at 11,840 feet and preventing any further completion attempt in the Second Austin sand at 11,868 feet.  A second attempt was made to establish production from a shallower sand at 10,620 feet and this zone was stimulated with acid during the second quarter of 2008.  This zone produced oil and gas in non-commercial quantities, and the well is currently shut in for further evaluation.  The Company cannot assure that the well will be restored to production after any future workover or testing is completed. In August of 2007, the Company acquired a license for eight (8) square miles of 3-D seismic data covering the leased acreage and adjoining areas in Goliad County, Texas. The data was acquired to assist in the exploration and mapping process and to help identify additional possible exploration well locations, for future drilling and development. The interpretation project was completed in the first quarter of 2008. The Company plans to farmout or drill these prospects on its acreage in 2009, pending the outcome of its Chapter 11 Bankruptcy, of which there can be no assurance.

PRADO FIELD LEASES - JIM HOGG COUNTY, TEXAS.

In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas ("JMI"). The Company now owns 100% of the working interest in the Prado Field production, and we have finalized a seismic and geological interpretation of the field. A workover program and well plugging program commenced in November 2007 and continued into June 2008 on certain existing wells. Since the workover program commenced, we have plugged and abandoned ten (10) wells and recompleted four (4) new wells. As of September 30, 2008, production is averaging approximately 18 BOPD from four (4) pumping wells (wells KMF # 20, #30, #36 and #701). The Company has also identified three (3) new development drilling locations for possible drilling in 2009, pending a successful reorganization out of its Chapter 11 bankruptcy, of which there can be no assurance.

2.  NON-OPERATED PROPERTIES: WISHBONE FIELD - LINDHOLM HANSON GAS UNIT- McMULLEN COUNTY, TEXAS:

Since January 3, 2006, the Company has owned a 15.20% non-operated working interest with a 12.214% net revenue interest in the Wishbone Field in McMullen County, Texas, which is operated by U.S. Enercorp, LTD, headquartered in San Antonio, Texas.

The field was discovered in 2004 after the successful drilling of the Lindholm-Hanson Gas Unit #1 Well, operated by U.S. Enercorp LTD of San Antonio, Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Lindholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 proppant. Initial producing rates after stimulation in a number of wells has exceeded 15,000 MCFGPD per well. As of September 2008, there are nine (9) producing wells in the 640 acre unitized Lindholm-Hanson Gas Unit. Cumulative production in the field has been approximately 24 billion cubic feet of gas (Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

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

Current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 at November 1, 2008:

Well	Status	Daily 8/8THS Production (MCF)	Net Revenue Interest(MCF)
LH-Gas Unit #1	Producing	603	74
LH-Gas Unit #2	Shut-in	0	0
LH-Gas Unit #3	Producing	125	15
LH-Gas Unit #4-C	Shut-in	0	0
LH-Gas Unit #4-T	Producing	370	45
LH-Gas Unit #5	Producing	785	96
LH-Gas Unit #7	Shut-in	0	0
LH-Gas Unit #8	Shut-in	0	0
LH-Gas Unit #9	Producing	135	17
LH-Gas Unit #10	Shut-in	0	0
LH-Gas Unit #11	Producing	500	61
Lindholm Fee #1	Producing	40	5
Daily totals in MCF of Gas		2,558	313

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

 OIL AND GAS ACREAGE, PRODUCTIVE WELLS, AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007.

	2008	2007
AVERAGE SALE PRICE OF OIL
(Per bbl.)	$117.06	$73.34

AVERAGE SALE PRICE OF GAS
(PER MCF)	$9.08	$5.45

NET OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007:

	2008 Barrels	2007 Barrels
MUSTANG CREEK FIELD	45,601	33,564

SAN MIGUEL CREEK FIELD	3,847	2,669

TENNA FIELD	2,855	1,546

PRADO FIELD	785	391
TOTAL OIL PRODUCTION	53,088	38,170

NET GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007:

	2008	2007

SARGENT SOUTH FIELD (MCF)	87,630	45,903

NET GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007:

	2008	2007

WISHBONE FIELD-
LINDHOLM HANSON
GAS UNIT(MCF)	26,067	52,684

OIL AND GAS ACREAGE

In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth the Company’s and its subsidiaries’ acreage position at September 30, 2008:

	DEVELOPED		UNDEVELOPED
	GROSS	NET	GROSS	NET
Goliad County, TX	84	84	1,086	1,086

Jim Hogg County, TX	1,280	1,280	0	0

Matagorda County, TX	3,645	2,916	0	0
(onshore)

Matagorda County, TX	0	0	1,610	1,288
(offshore)

McMullen County, TX	240	240	0	0
(San Miguel Creek Field)

McMullen County, TX	720	109	0	0
(Wishbone Field)

McMullen County, TX	7,765	7,765	2,696	2,696
(Mustang Creek Field)

Wharton County, TX	100	100	0	0

Kern County, CA	0	0	1,500	1,500
Total	13,834	12,494	6,892	6,570

The Company's net undeveloped acreage, subject to expiration, is as follows:

Year	Acres
2008	1,688
2009	1,014
2010	1,943
2011	1,925

PRODUCTIVE WELLS

The following table sets forth our gross and net productive oil and natural gas wells at September 30, 2008:

	PRODUCING OIL WELLS		PRODUCING GAS WELLS
	GROSS	NET	GROSS	NET

Jim Hogg County, TX	4	4	0	0

Matagorda County, TX	0	0	3	2.6

McMullen County, TX	34	33.75	7	1.06

Wharton County, TX	3	3	0	0
TOTAL	41	40.75	10	3.66

DRILLING ACTIVITY

The following table sets forth the results of our drilling activities over the three months ended September 30, 2008:

	OIL WELLS		GAS WELLS
	GROSS	NET	GROSS	NET
Exploratory Wells-Productive(1)(2)	0	0	0	0

Exploratory Wells-Non-productive(1)(3)	0	0	0	0

Development Wells	0	0	0	0
	0	0	0	0

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the nine months ended September 30, 2008 we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek Field wells; and Flint Hill Resources, Inc., acquires the crude oil produced from our San Miguel Creek, Tenna Field and Prado Field oil wells. Two separate purchasers individually accounted for 100% of sales of natural gas products.  Additionally, our non-operated properties had yet another purchaser that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the nine month period ended September 30, 2008.

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

RESULTS OF OPERATIONS:

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007:

Revenues -

Our revenues from oil and gas sales are summarized as follows for the three months ended September 30, 2008 and 2007:

	2008	2007	Change	% Change
Oil sales	$6,035,869	$2,891,374	$3,144,495	109
Gas sales	1,113,874	474,036	639,838	135
Oil and gas sales	7,149,743	3,365,410	3,784,333	112
Oil and gas consulting	6,000	14,507	(8,507)	(59)
Total revenues	$7,155,743	$3,379,917	$3,775,826	112

Oil sales increased by $3.1 million for the third quarter of 2008 compared to the same quarter of 2007 due to significant increases in production and average selling prices of our oil.  Total oil production (in barrels) increased from 38,170 for the third quarter of 2007 to 53,088 for the third quarter of 2008 (a 39% increase).  The average selling price of a barrel of oil increased from $73.34 in the third quarter of 2007 to $117.06 in the third quarter of 2008 (a 60% increase).

The $639,838 (or 135%) increase in gas sales for the third quarter of 2008 compared to the same quarter of 2007, was the result of an increase in production combined with an increase in average selling prices.  Total gas production increased from 98,587 Mcf in the third quarter of 2007 to 113,697 Mcf in the third quarter of 2008 (a 15% increase).  Total average selling price increased from $5.45 per Mcf in the third quarter of 2007 to $9.08 per Mcf in the third quarter of 2008 (a 67% increase).

Our revenues from oil and gas sales are summarized as follows for the nine months ended September 30, 2008 and 2007:

	2008	2007	Change	% Change
Oil sales	$17,532,514	$6,659,176	$10,873,338	163
Gas sales	3,697,396	2,264,400	1,432,996	63
Oil and gas sales	21,229,910	8,923,576	12,306,334	138
Gain on sale of assets	-	24,980	(24,980)	(100)
Oil and gas consulting	18,300	30,031	(11,731)	(39)
Total revenues	$21,248,210	$8,978,587	$12,269,623	137

Oil sales increased by $10.9 million for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to significant increases in production and average selling prices of our oil.  Total oil production (in barrels) increased from 102,692 in the first nine months of 2007 to 157,729 for the first nine months of 2008 (a 54% increase).  The average selling price of a barrel of oil increased from $63.49 in the first nine months of 2007 to $112.36 in the first nine months of 2008 (a 77% increase).

The $1,432,996 (or 63%) increase in gas sales for the first nine months of 2008 compared to the first nine months of 2007 was the result of an increase in production combined with an increase in average selling prices.  Total gas production increased from 370,055 Mcf for the first nine months of 2007 to 414,781 Mcf for the first nine months of 2008 (an 12%increase). Total average selling price increased from $6.11 per Mcf for the first nine months of 2007 to $8.83 per Mcf for the same period in 2008 (a 45% increase).

Expenses -

Our expenses are summarized as follows for the three months ended September 30, 2008 and 2007:

	2008	2007	Change	% Change
Exploration	$61,848	$511,508	(449,660)	(88)
Lease operating expenses	1,044,772	991,896	52,876	5
Production taxes	306,713	149,031	157,682	106
Depreciation, depletion and amortization	2,135,037	2,075,046	59,991	3
General and administrative expenses	373,252	308,851	64,401	21
Total expenses	$3,921,622	$4,036,332	(114,710)	(3)

The decrease of $449,660 in exploration expenses in the third quarter of 2008, when compared with the same period of 2007, is due primarily to the write-off of two wells as dry holes in the third quarter of 2007 (Henry-Kuykendall #1 and Double K-Swaim #1) as compared to only one dry hole written off in the third quarter of 2008 (Garza #1).

Lease operating expenses increased by $52,876 for the third quarter of 2008 as compared to the third quarter of 2007.  In the Mustang Creek Field, expenses for salt water disposal, chemicals and various operating supplies increased by over $225,000 as a result of the 59% increase in production.  In the Prado Field, we incurred approximately $34,000 in additional costs in the third quarter of 2008 as a result of contract labor expenditures for maintenance and facility improvements.  The remainder of the increase in lease operating expenses is due to the rising cost of doing business.  There was a slight increase in lease operating expense for all of the oil and gas wells owned by our Company in 2008, compared to 2007, which also contributed to the increase in expenses for the quarter ended September 30, 2008, compared to 2007.

The $157,692 increase in production taxes in 2008 when compared to 2007 for the periods presented is due primarily to an increase in oil production taxes as a result of significantly increased revenues in the Mustang Creek Field.  Revenues for this field increased from $1.7 million for the third quarter of 2007 to $5.3 million for the third quarter of 2008.

General and administrative expenses increased by $64,401 or 21%, for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007 due to increases in payroll, legal and accounting costs.  Payroll costs increased as the result of salary increases and changes in personnel.  Accounting costs increased due primarily to the addition of a contract Chief Financial Officer, beginning in January of 2008.

Our expenses are summarized as follows for the nine months ended September 30, 2008 and 2007:

	2008	2007	Change	% Change
Exploration	$1,256,188	$1,613,821	$(357,633)	(22)
Lease operating expenses	2,957,625	2,117,206	840,419	40
Production taxes	873,137	406,497	466,640	115
Depreciation, depletion and amortization	6,576,149	6,351,859	224,290	4
General and administrative expenses	1,195,133	858,995	336,138	39
Total expenses	$12,858,232	$11,348,378	$1,509,854	13

Lease operating expenses increased by $840,419 for the first nine months of 2008 as compared to the first nine months of 2007.  In the Mustang Creek Field, expenses for salt water disposal, chemicals and various operating supplies increased by over $500,000 as a result of the 60% increase in production in that field.  For the first nine months of 2008, there was a $120,000 increase in workover expenditures in the Sargent and Tenna Fields compared to the same period of 2007.  The remainder of the increase in lease operating expenses is due to the rising cost of doing business.  There was a slight increase in lease operating expense for all of the oil and gas wells owned by our Company in 2008, compared to 2007, which also contributed to the increase in expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

The $466,640 increase in production taxes in 2008 when compared to 2007 for the periods presented is due primarily to an increase in oil production taxes as a result of significantly increased revenues in the Mustang Creek Field.  Revenues for this field increased from $5.7 million for the first nine months of 2007 to $14.9 million for the first nine months of 2008.

General and administrative expenses increased by $336,138, or 39%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 due to increases in payroll, legal and accounting costs.  Payroll costs increased as the result of salary increases and changes in personnel.  Accounting costs increased due primarily to the addition of a contract Chief Financial Officer, beginning in January of 2008.

Other Income (Expense) -

Other income (expense) consisted of the following for the three months ended September 30, 2008 and 2007:

	2008	2007	Change	% Change
Interest and amortization of discount on debt expense	$(2,841,054)	$(2,343,799)	(497,255)	(21)
Net change in fair value of derivative liabilities	11,406,376	431,524	10,974,852	2,543
Gain on natural gas put option	-	20,385	(20,385)	(100)
Interest and other income	920	29,401	(28,481)	(97)
Purchase and write down of Vertica liabilities	-	15,418	(15,418)	(100)
Total other income (expense)	$8,566,242	$(1,847,071)	10,413,313	564

Other income (expense) consisted of the following for the nine months ended September 30, 2008 and 2007:

	2008	2007	Change	% Change
Interest and amortization of discount on debt expense	$(7,224,839)	$(7,029,828)	(195,011)	(3)
Net change in fair value of derivative liabilities	(3,278,520)	868,804	(4,147,324)	(477)
Loss on natural gas put option	-	(23,460)	23,460	100
Interest and other income	84,141	239,018	(154,877)	(65)
Purchase and write down of Vertica liabilities	-	46,256	(46,256)	(100)
Total other (expense)	$(10,419,218)	$(5,899,210)	(4,520,008)	(77)

Interest and amortization of discount on debt for each of the three months ended September 30, 2008 and 2007 can be broken down as follows:

	2008	2007
Interest expense on notional balance	$1,541,040	$1,896,410
Default and excess interest expense	1,119,655	-
Accretion of notes discounts	151,731	442,622
Amortization of deferred loan costs	28,628	4,767
	$2,841,054	$2,343,799

Interest and amortization of discount on debt for each of the nine months ended September 30, 2008 and 2007 can be broken down as follows:

	2008	2007
Interest expense on notional balance	$4,909,425	$5,713,211
Default and excess interest expense	1,119,655	-
Accretion of notes discounts	1,128,914	1,298,206
Amortization of deferred loan costs	66,845	18,411
	$7,224,839	$7,029,828

The interest on notional balances during the nine months ended September 30, 2008 and 2007 represents the stated interest on the Second Amended and Restated Secured Convertible Term Note entered into on June 30, 2005 (the “Convertible Note”) and the four Secured Term Notes held by us and the three Secured Term Notes held by Gulf Coast Oil Corporation, our wholly owned subsidiary using the effective interest method. The decrease of $803,786 or 14.1% in interest on notional balances between the nine months ended September 30, 2008 and 2007, is due to a lower interest rate during the nine months ended September 30, 2008, compared to the prior period due to decreases in the Prime Rate from the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008, which the Company’s interest rates on the Convertible Note and various other loans are tied to.

We have recorded default interest of $632,862 for the period from July 15, 2008 to July 28, 2008 as this was approved by the bankruptcy court.  In addition, we had $486,793 of bankruptcy court mandated additional interest expense in the third quarter of 2008.

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

These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our consolidated statements of operations. For each of the nine months ended September 30, 2008 and September 30, 2007, our increase (decrease) in income, by derivative was as follows:

	2008	2007
Laurus Warrant	$(3,238)	$193,052
Laurus Stock Option	(32,763)	359,665
Single compound embedded derivative within Convertible Note	(3,217,194)	38,068
Laurus December Option	(25,325)	278,019
Change in fair value of derivative liabilities	$(3,278,520)	$868,804

The Black-Scholes Method is utilized in determining fair value of the Laurus Stock Option, to purchase up to 6,547,784 shares of our Common Stock for $0.001 per share (the “Laurus Option”), the Laurus Warrant, to purchase up to 7,258,065 shares of our common stock at an exercise price of $0.80 per share, and the Laurus Option to purchase up to 5,061,392 shares of our common stock at $0.001 per share (the “December Option”). Principally due to a decrease in the price of our common stock since the issuance of the note, warrant and option, the fair value of these derivative liabilities has decreased sharply, as shown by the table above. A layered discounted probability-weighted expected cash flow method is used for determining the fair value of the single compound embedded derivative. The effect of the smaller initial assigned fair market value to the single compound embedded derivative, together with our stock price representing only one component of the methodology, resulted in the effect on income not being as great as the freestanding derivatives. So long as the Convertible Note remains outstanding, the quarterly mark-to-market adjustments of these derivative liabilities could produce wide fluctuations in our consolidated financial position and results of operations.

In February 2007, the Company invested in a natural gas put option as a hedge for 20,000 Mmbtu’s of gas against the potential drop in our selling price. The option was purchased for a “Strike Price” of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007. The “Floating Price” is calculated approximately three days prior to the beginning of the determination period. If the “Strike Price” is greater than the “Floating Price” for a period, then our company will receive an amount equal to the excess of the “Strike Price” over the “Floating Price” for each Mmbtu purchased. This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and accordingly a charge to net loss of $23,460 has been recorded for the nine months ended September 30, 2007.

Interest and other income was $84,141 in the first nine months of 2008 compared to $239,018 in the same period of 2007.  Interest income is earned on funds received in the note financings which have been temporarily invested pending the disbursement for which they were borrowed.

Income taxes -

No federal income taxes have been paid since inception of the Company, due to our net operating loss carry forwards. Due to the uncertainty surrounding the realization of the benefits of our tax attributes, including net operating loss carry forwards, no provision or benefit for federal income taxes has been recorded in our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents -

We had a cash and cash equivalents balance of $3,086,700, plus restricted cash of $4,009, as of September 30, 2008; however, based on our current plan of operations and the fact we are currently in Chapter 11 Bankruptcy, we do not believe that we have sufficient funds to continue our operations for the next 12 months. We believe that we will require additional funds to continue our oil and gas exploration and production program. If we are unable to raise additional financing in the next 12 months, and we fail to otherwise generate sufficient cash flows through operations, we will be required to modify our operations plan accordingly or even to cease operations altogether. These funds may be raised through equity financing, debt financing or other sources, and may result in substantial dilution of the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Total Assets -

We had total assets of $47,476,253 as of September 30, 2008, which included $5,857,720 of current assets, mainly comprised of $3,086,700 of cash, $1,883,176 of accounts receivable, and $581,968 of inventory; $82,353 of equipment, net of $122,597 of accumulated depreciation; $41,486,180 of oil and gas properties net of accumulated depletion and impairment of $37,480,075.

Working capital -

At September 30, 2008, we had a working capital deficit of $65,663,342.  Additionally, as of September 30, 2008, we had current liabilities of $71,521,062, which included $65,345,331 of current portion of notes payable due in 2008 and $4,085,387 in derivative liabilities which are subject to wide fluctuations from quarter-to-quarter.  Our current assets of $5,612,459 at September 30, 2008, are substantially liquid.  We do not have sufficient funds to meet our financial obligations for the remainder of 2008 without successful negotiation of a refinancing of both the $11.1 million balloon payment under the $15 million Secured Convertible Term Note, due June 30, 2008, and the $6.4 million balloon payment under the $9.5 million Secured Term Note, due July 1, 2008, both of which payments have not been made as of the date of this report.  The conditions described above, in addition to the Company’s July 28, 2008 filing of voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, create substantial doubt as to the Company’s ability to continue as a going concern.  See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

 Liabilities -

Total liabilities as of September 30, 2008 were $72,367,753, and included current liabilities of $71,521,062 and an asset retirement obligation of $546,199.

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

Cash flows-

Nine months ended September 30, 2008 and 2007:

	2008	2007
Net cash provided by /(used in)
Operating activities	$9,619,689	$(960,603)
Investing activities	(6,458,178)	(5,776,558)
Financing activities	(9,597,328)	492,772
Decrease in cash and cash equivalents	(6,435,817)	(6,244,389)

Cash and cash equivalents, as of September 30	$3,086,700	$1,279,889

Operating activities -

Nine months ended September 30, 2008:

Cash flows provided by operating activities of $9,619,689 for the nine months ended September 30, 2008, included a net loss for the nine months ended September 30, 2008 of $2,029,241, interest earned on restricted cash of $28,086 and amortization of deferred loan costs of $57,784. Offsetting the negative impacts were the benefits of changes in working capital components of $577,885; non-cash charges for depletion, depreciation and amortization of $6,576,148; the net increase in the fair value of derivative liabilities of $3,278,520; accretion of discount and loan cost on debt to interest expense, which netted to $1,138,184; and $48,495 accretion of the asset retirement obligation for the nine months ended September 30, 2008.

Nine months ended September 30, 2007:

Cash flows used in operating activities of $960,603 for the nine months ended September 30, 2007, were mainly due to $8,269,001 of net loss, $868,804 of net change in fair value of derivative liabilities and $176,860 of decrease in accounts payable and accrued liabilities and $136,997 of interest earned, offset by $6,351,859 of depreciation, depletion and amortization, $1,298,206 of accretion of discount on notes to interest expense, $153,007 of decrease in prepaid expenses and other and $686,565 of decrease in accounts receivable.

We believe that our cash flows from operations will be subject to wide fluctuations as long as our Secured Term Convertible Note is outstanding or its related derivatives are unexpired or unexercised, as a result of mark-to-market accounting.

Investing Activities -

Nine months ended September 30, 2008:

Cash flows used in investing activities of $6,458,178 for the nine months ended September 30, 2008, were primarily attributed to the exploratory well drilling projects which are being conducted at Mustang Creek Field. In the nine months of 2008, Gulf Coast Oil Corporation (“Gulf Coast”) drilled eight successful wells and three unsuccessful wells. The cost of such projects reduced cash flow from investing activity by $5,443,654. In addition, we drilled a successful exploratory well at our San Miguel Field and began other similar projects for the Company, which reduced cash flow from investing activities by $2,607,912. Other investing programs included the acquisition of additional leases of unproved properties of $412,091 by Gulf Coast and the purchase of office furniture and fixtures of $18,119.

Nine months ended September 30, 2007:

Cash flows used in investing activities of $5,776,558 for the nine months ended September 30, 2007, were primarily due to $4,751,728 of investment in drilling exploratory wells at Mustang Creek, $591,812 of capital expenditures on other oil and gas properties, and $502,109 of investment in unproved property.

Financing activities -

Nine months ended September 30, 2008:

Cash flows used in financing activities of $9,597,328 for the nine months ended September 30, 2008 consisted of payments made to reduce the balances due on our various Laurus notes of $9,597,328.

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

Default on Laurus Notes and Bankruptcy

On June 30, 2008, certain obligations of the Company owed to Laurus Master Fund, Ltd. (“Laurus”), including the Second Amended and Restated Secured Convertible Term Note entered into on June 30, 2005, in the original principal amount of $15,000,000, which had an outstanding balance (not including any accrued and unpaid interest) of approximately $11.8 million as of June 30, 2008 (as amended and restated from time to time, the “Convertible Note”) and the Third Amended and Restated Secured Term Note entered into on September 19, 2005, in the original principal amount of $9,500,000, which had a balance of approximately $6.4 million as of June 30, 2008 (as amended and restated from time to time, the “Term Note”) became due.  The Company failed to repay the outstanding amounts of the Convertible Note and the Term Note (the “Notes”) on June 30, 2008.

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

Laurus also agreed to forbear from exercising its rights and remedies (other than the implementation of the increased rates of interest and the requirement that the Company pay Default Payments) under the Laurus Agreements until 5:00 PM (New York time) on July 18, 2008 (the “Forbearance Period”), or such later time as Laurus may agree in its sole discretion.  Laurus did not agree to forbear from administering the credit facility and/or from collecting, receiving and/or applying proceeds from the Company’s accounts receivable to the amounts owed to Laurus.  The notice also stated that in the event the Company was able to repay the amounts owing to Laurus and under the Laurus Agreements prior to the end of the Forbearance Period, Laurus would waive any default interest and the requirement that the Company pay the Default Payments.  The above terms were not binding on Laurus in the event that an event of default occurred under the notice, including if an event of default other than those described above have occurred under any Laurus Agreement, if any representation made by the Company under any Laurus Agreement was false in any material respect when made, the Company’s failure to comply with any covenant in any Laurus Agreement, and/or in the event that any person or entity other than Laurus exercised any rights to remedies against any of our assets or properties.  Although the Company sought out alternative financing to repay Laurus or an alternative structure with Laurus to combine all of its obligations; it was not able to raise any additional funding or reach an agreement with Laurus to restructure its obligations and the Forbearance Period expired after July 18, 2008.

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

As discussed above under “Important Investor Information,” and below under “Legal Proceedings,” on July 28, 2008, the Company filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas.   In total, the Laurus Agreements, evidenced by five (5) separate notes total approximately $68 million, which amount does not include any default interest and/or default payments due in connection with such Laurus Agreements, which default payments may total an additional 30% of the amount owed to Laurus.  We do not have sufficient funds to repay the Laurus Agreements and/or any default payments.  On November 7, 2008, the Company filed a Joint Plan of Reorganization Under Chapter 11, Title 11 of the United States Code of Gulf Coast Oil Corporation, Century Resources, Inc., and New Century Energy Corp., Debtors, in the Court under Case No. 08-50213 (the “Plan”).  A Disclosure Statement was attached to this Plan that sets forth certain background information, the anticipated organization, operations and financing of the Company upon emergence from Chapter 11, alternatives to the Plan and other terms and provisions of the Plan.  As the Plan has not been approved by the Court, the Company can provide no assurances that such Plan will be approved, the final structure of the Company or the status of the Company’s secured and unsecured claims following its Bankruptcy.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a frame work for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS 157 in the first quarter of fiscal 2008. We adopted SFAS 157 effective January 1, 2008, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 1.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended) (“SFAS 159”), which permits entities to choose to measure most financial Instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 159 on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on unaudited consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2007 Annual Report on Form 10-KSB, includes a discussion of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that the disclosure controls and procedures are effective.

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

Chapter 11 Proceedings

On July 28, 2008, New Century Energy Corp. and its subsidiaries Gulf Coast Oil Corporation and Century Resources, Inc. filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, in order to facilitate their financial restructuring in connection with the Company’s default on the Secured Convertible Term Note with Laurus Master Fund, Ltd., as discussed in more detail above.  As of the date of this report, no receiver, fiscal agent or similar officer has been appointed for the Company.

The Company filed a Motion in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Court” or “Bankruptcy Court”) for Joint Administration of the New Century Energy Corp. case, the Gulf Coast Oil Corporation case and the Century Resources, Inc. case and on August 13, 2008 the Court approved the Order for Joint Administration whereby the cases would be jointly administered under Case No. 08-50213 and that all further docketing should be done in case number 08-50213.

On September 29, 2008, the Bankruptcy Court, approved the Stipulated Final Order Authorizing Use of Cash Collateral (the “Cash Collateral Order”) for the period of July 28, 2008, the date the Company commenced its Chapter 11 cases (the “Petition Date”), to January 23, 2009 (the “Cash Collateral Use Period”), unless this Cash Collateral Use Period is terminated earlier pursuant to the terms of the Cash Collateral Order.  Under this Cash Collateral Order, the Company is permitted to use cash collateral to pay the expenses set forth on the agreed budget through the period ending November 28, 2008 to pay the “Adequate Protection Payment” of $750,000 per month commencing September 15, 2008 and continuing during the term of the Cash Collateral Use Period to Laurus Commencing September 15, 2008 and continuing during the term of the Cash Collateral Use Period.  Also pursuant to the Cash Collateral Order, the Debtors committed to file a joint plan of reorganization on or before November 24, 2008.  Laurus reserved the right to oppose the joint plan of reorganization on any grounds whatsoever.

On October 27, 2008, the Bankruptcy Court issued an Order Under 11 U.S.C.§§105(A) and 363(C) Authorizing Payment of Prepetition Claims of Critical Vendors (the “Critical Vendor Order”).  Pursuant to this order, the Company is authorized to pay prepetition fixed, liquidated and undisputed claims of certain suppliers of materials, goods and services (the “Critical Vendors”) which whom the Company continues to do business and whose goods and services are essential to the continued operations of the Company.  The order also provided that if a Critical Vendor accepts payments pursuant to the order, such Critical Vendor is deemed to have agreed to continue to provide services to the Company on as good as or better terms and conditions that existed ninety days prior to the Petition Date of July 28, 2008.

On November 3, 2008, a hearing was conducted in the Court to hear the Debtor’s Expedited Motion To Determine the Amount of Laurus Master Fund Ltd.’s Secured Claim.  The Court determined that additional testimony and witnesses may be required and a hearing with witnesses has been rescheduled for December 16, 2008, with an expected decision on the amount of Laurus’ allowed claim, to be issued by the Court on or about January 5, 2008.

On November 7, 2008, the Company filed a Joint Plan of Reorganization Under Chapter 11, Title 11 of the United States Code of Gulf Coast Oil Corporation, Century Resources, Inc., and New Century Energy Corp., Debtors, in the Court under Case No. 08-50213 (the “Plan”).  A Disclosure Statement was attached to this Plan that sets forth certain background information, the anticipated organization, operations and financing of the Company upon emergence from Chapter 11, alternatives to the Plan and other terms and provisions of the Plan.  The Plan provides for the Company to make payments to Laurus under new notes totaling approximately $63.2 million, with a five year term, with an 8% annual interest rate, payable quarterly, with $300,000 monthly amortization payments beginning on January 1, 2010 (the “New Notes”) and also provides for payment of the unsecured claims.  Also pursuant to the Plan, if the Court finds that it is not feasible for the Company to make the payments required under the New Notes, then the Company’s assets will be subject to a private sale or auction after the effective date of the Plan and the proceeds used to pay certain of the secured and unsecured claims of the Company’s creditors as described in greater detail in the Plan.  Pursuant to the Plan, at the auction or sale of the Company’s properties, Laurus will be allowed to credit bid its claim pursuant to section 363(k) of the Bankruptcy Code in incremental bids in any amounts up to and including the full amount of its claim.  The Company anticipates the Court approving or rejecting the proposed Plan sometime in January 2009  As the Plan has not been approved by the Court, the Company can provide no assurances that such Plan will be approved, the final structure of the Company or the status of the Company’s secured and unsecured claims following its bankruptcy.

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

Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.  Additionally, the result of any confirmed Plan may result in substantial dilution of our existing shareholders, the sale of substantially all of our assets, and/or the failure of the Company to continue as a publicly reporting company, which could cause any investment in the Company to become worthless.

On September 29, 2008, the United States bankruptcy Court for the Southern District of Texas, Houston Division, approved the Stipulated Final Order Authorizing Use of Cash Collateral from the period of July 28, 2008, the date the Company commenced its Chapter 11 Bankruptcy (the “Petition Date”), to January 23, 2009, unless the Cash Collateral Use Period is terminated earlier pursuant to the terms of the Order.  Under this Order, the Debtors are permitted to use cash collateral to pay the expenses set forth on an agreed budget through the period ending November 28, 2008; to pay the “Adequate Protection Payment” to Laurus of $750,000 per month commencing September 15, 2008 and continuing during the term of the Cash Collateral Use Period; and the Company agreed to file a joint plan of reorganization (the “Plan”) on or before November 24, 2008.  The Company filed the Plan on November 7, 2008.  Laurus reserves the right to oppose the Plan on any grounds whatsoever.

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

WE MAY NOT BE ABLE TO OBTAIN CONFIRMATION OF A CHAPTER 11 REORGANIZATION PLAN.

On November 7, 2008, the Company filed a Joint Plan of Reorganization Under Chapter 11, Title 11 of the United States Code of Gulf Coast Oil Corporation, Century Resources, Inc., and New Century Energy Corp., Debtors, in the Court under Case No. 08-50213 (the “Plan”).  To successfully emerge from Chapter 11 Bankruptcy protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, soliciting and obtaining the requisite acceptances of the Plan, and fulfilling other statutory conditions for confirmation, which have not occurred to date. We may not receive the requisite acceptances to confirm our Plan or any other plan of reorganization that we may submit to the Bankruptcy Court in the future. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan.

If any future plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

A PLAN OF REORGANIZATION MAY RESULT IN HOLDERS OF OUR COMMON STOCK RECEIVING NO DISTRIBUTION ON ACCOUNT OF THEIR INTERESTS AND CANCELLATION OF THEIR COMMON STOCK.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Bankruptcy proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and may even result in the cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common stock is highly speculative and may become worthless in the future without any required approval of consent of such shareholders.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization (without exhibits)	8-K	99	Oct 20, 2004
3.1	Articles of Incorporation	10-SB	2.1, 2.2, and 2.3	January 7, 2000

3.2	Articles of Amendment to Articles of Incorporation	10-SB	2.1, 2.2, and 2.3	January 7, 2000

3.3	Articles of Amendment to Articles of Incorporation	10-QSB	3.1, 3.2, and 3.3	Nov 30, 2004

3.4	Articles of Amendment to Articles of Incorporation	10-QSB	3.1, 3.2, and 3.3	Nov 30, 2004

3.5	Articles of Amendment to Articles of Incorporation filed with the Colorado Secretary of State	8-K	3.1	June 14, 2006

3.5	Certificate of Correction filed with the Colorado Secretary of State	10-QSB	3.1, 3.2, and 3.3	Nov 30, 2004

3.6	Bylaws	10-SB	2.1, 2.2, and 2.3	January 7, 2000

10.1	Purchase and Sale & Exploration Agreement with Aquatic	10-KSB	10.4	March 31, 2005

10.2	First Amendment of Purchase and Sale & Exploration Agreement with Aquatic	10-KSB	10.4	March 31, 2005
10.3	Development Agreement with Strong (with all confidential information removed)	10-QSB	10.4	May 23, 2005
10.3a	Securities Purchase Agreement	8-K	99	Oct 20, 2004
10.4	Settlement Agreement and Mutual Release with Core Concepts, LLC	8-K	10.1	June 16, 2005
10.5	Securities Purchase Agreement between Laurus Master Fund, Ltd. and New Century Energy Corp.	8-K	10.1	July 8, 2005
10.6	Secured Convertible Term Note	8-K	10.1	July 8, 2005
10.7	Amended and Restated Secured Convertible Note	8-K	10.4	January 4, 2006
10.8	Common Stock Purchase Warrant	8-K	10.1	July 8, 2005
10.9	Master Security Agreement	8-K	10.1	July 8, 2005
10.10	Registration Rights Agreement	8-K	10.1	July 8, 2005
10.11	Option Agreement	8-K	10.1	July 8, 2005

10.12	Purchase and Sale Agreement (June 2005)	8-K	10.1	July 8, 2005
10.13	Finder's Warrant	SB-2	10.15	August 5, 2005
10.14	Purchase and Sale Agreement (September 2005)	8-K	10.1	Sept 6, 2005
10.15	September 2005 Securities Purchase Agreement	8-K	10.2	Sept 22, 2005
10.16	Amended and Restated Secured Term Note	8-K	10.1	April 4, 2006
10.17	September 2005 Reaffirmation and Ratification Agreement	8-K	10.4	Sept 22, 2005
10.18	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas	8-K	10.6	Sept 22, 2005
10.19	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas	8-K	10.7	Sept 22, 2005
10.20	Mortgage, Deed of Trust, Security Agreement Financing Statement and Assignment of Production in Matagorda County, Texas	8-K	10.8	Sept 22, 2005
10.21	Purchase and Sale Agreement dated November 1, 2005 and exhibits	8-K	10.15	Nov 7, 2005
10.22	Amendment to Purchase and Sale Agreement dated November 2, 2005	8-K	10.16	Nov 7, 2005
10.23	Amendment Agreement to June 2005 Securities Purchase Agreement	8-K	10.17	Nov 7, 2005
10.24	Edward R. DeStefano Employment Agreement	10-QSB	10.29	Dec 20, 2005

10.25	Edward R. DeStefano Amended Employment Agreement	SB-2	10.25	July 18, 2006
10.26	Second Amendment Agreement with Laurus	8-K	10.1	Dec 19, 2005
10.27	Third Amendment Agreement	8-K	10.3	January 4, 2006
10.28	December Option	8-K	10.5	January 4, 2006
10.29	Settlement Agreement with William F. Mason	8-K	10.6	January 4, 2006
10.30	Asset Purchase Agreement	8-K	10.1	May 3, 2006
10.31	Securities Purchase Agreement (Gulf Coast and Laurus)	8-K	10.2	May 3, 2006
10.32	Secured Term Note (Gulf Coast)	8-K	10.3	May 3, 2006
10.33	Common Stock Purchase Warrant (Gulf Coast)	8-K	10.4	May 3, 2006
10.34	Guaranty (New Century and Century)	8-K	10.5	May 3, 2006
10.35	Guaranty (Gulf Coast)	8-K	10.6	May 3, 2006
10.36	Stock Pledge Agreement (Gulf Coast)	8-K	10.7	May 3, 2006
10.37	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Atascosa County and McMullen County, Texas	8-K	10.8	May 3, 2006

10.38	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas	8-K	10.9	May 3, 2006
10.39	Master Security Agreement	8-K	10.10	May 3, 2006
10.40	Collateral Assignment	8-K	10.11	May 3, 2006
10.41	Letter Agreement regarding Shareholder Agreement	8-K	10.12	May 3, 2006
10.42	Reaffirmation, Ratification and Amendment Agreement	8-K	10.13	May 3, 2006
10.43	Fourth Amendment Agreement with Laurus	8-K	10.14	May 3, 2006
10.44	Fifth Amendment Agreement with Laurus	8-K	10.1	June 23, 2006

10.45	June 2006 Asset Purchase Agreement	8-K	10.1	July 7, 2006
10.46	June 2006 Securities Purchase Agreement (Gulf Coast and Laurus)	8-K	10.2	July 7, 2006
10.47	June 2006 Secured Term Note (Gulf Coast)	8-K	10.3	July 7, 2006
10.48	June 2006 Amended and Restated Term Note (Gulf Coast)	8-K	10.4	July 7, 2006
10.49	June 2006 Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas	8-K	10.5	July 7, 2006
10.50	Collateral Assignment	8-K	10.6	July 7, 2006
10.51	Reaffirmation and Ratification Agreement (Gulf Coast)	8-K	10.7	July 7, 2006
10.52	Reaffirmation and Ratification Agreement (New Century and Century)	8-K	10.8	July 7, 2006
10.53	Sixth Amendment Agreement	8-K	10.1	Sept 13, 2006
10.54	Seventh Amendment Agreement	8-K	10.1	Oct 26, 2006
10.55	Eighth Amendment Agreement	8-K	10.1	Dec 8, 2006
10.55a	Escrow Agreement in connection with the June 30, 2005 closing with Laurus	10-QSB	10.55	Nov 16, 2006
10.56	Funds Disbursement Letter in connection with the June 30, 2005 closing with Laurus	10-QSB	10.56	Nov 16, 2006
10.57	Securities Purchase Agreement - December 2006	8-K	10.1	January 10, 2007
10.58	Second Amended and Restated Secured Term Note	8-K	10.2	January 10, 2007
10.59	Second Amended and Restated Secured Term Convertible Note	8-K	10.3	January 10, 2007
10.60	Secured Term Note - December 2006	8-K	10.4	January 10, 2007
10.61	Reaffirmation, Ratification and Amendment Agreement - December 2006	8-K	10.5	January 10, 2007
10.62	Amended Guaranty (Gulf Coast Oil Corporation) - December 2006	8-K	10.6	January 10, 2007
10.63	Master Security Agreement - December 2006	8-K	10.7	January 10, 2007
10.64	Funds Disbursement Letter - December 2006	8-K	10.8	January 10, 2007
10.65	Escrow Agreement - December 2006	8-K	10.9	January 10, 2007

10.66	Agreement to Rescind the Eighth Amendment	8-K	10.10	January 10, 2007
10.67	1st Amendment to Energy Capital Solutions Warrant	10-KSB	10.67	April 12, 2007

10.68	Third Amended and Restated Term Note	8-K	10.4	July 12, 2007
10.69	Agreement with Century Asset Corporation	10-QSB	10.69	Nov 16, 2007

10.70	November 2007 Securities Purchase Agreement	8-K	10.1	Nov 27, 2007
10.71	November 2007 Secured Term Note (Gulf Coast and Valens U.S.) (With Confidential Information Removed)	8-K	10.2	Nov 27, 2007
10.72	November 2007 Secured Term Note (Gulf Coast and Valens Offshore) (With Confidential Information Removed)	8-K	10.3	Nov 27, 2007
10.73	Guaranty (in favor of Purchasers)	8-K	10.4	Nov 27, 2007
10.74	Master Security Agreement (With Confidential Information Removed)	8-K	10.5	Nov 27, 2007
10.75	Amended and Restated Common Stock Purchase Warrant	8-K	10.6	Nov 27, 2007
10.76	Net Interest Agreement (With Confidential Information Removed)	8-K	10.7	Nov 27, 2007
10.77	Conveyance of Net Profits Overriding Royalty Interest (With Confidential Information Removed)	8-K	10.8	Nov 27, 2007
10.78	November 2007 Securities Purchase Agreement	8-K	10.1	Dec 4, 2007
10.79	November 2007 Secured Term Note (New Century and Valens U.S.)	8-K	10.2	Dec 4, 2007
10.80	November 2007 Secured Term Note (New Century and Valens Offshore)	8-K	10.3	Dec 4, 2007
10.81	Consent Letter Agreement	8-K	10.4	Dec 4, 2007
10.82	Master Security Agreement	8-K	10.5	Dec 4, 2007
10.83	Net Interest Agreement	8-K	10.6	Dec 4, 2007
10.84	Conveyance of Net Profits Overriding Royalty Interest	8-K	10.7	Dec 4, 2007
10.85	Amended and Restated Mortgage	8-K	10.8	Dec 4, 2007
10.86	Second Amended Executive Employment Agreement with Edward R. DeStefano	8-K	10.9	Dec 4, 2007
10.87	Letter Agreement with Laurus Amending the Third Amended and Restated Term Note	8-K	10.1	January 23, 2008
10.88	Settlement Agreement with Lara Energy, Inc. and J&P Family Properties, Ltd.

16.1	Letter from Randolph Scott and Company, Certified Public Accountants	8-K	16.1	Dec 1, 2004
16.2	Letter from Malone and Bailey, PC, Certified Public Accountants	8-K	16.2	April 14, 2005

16.3	Letter from Helin, Donovan, Trubee & Wilkinson, LLP	8-K	16.2	January 25, 2007
99.1	Glossary of Oil and Gas Terms	10-KSB	99.1	March 31, 2005

99.2	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2005	SB-2	99.2	August 5, 2005
99.3	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2006	SB-2	99.3	July 18, 2006
99.4	Financial Statements of the Company's first acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.1	May 8, 2006
99.5	Pro Forma Financial Information of the Company's first acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.2	May 8, 2006
99.6	Financial Statements of the Company's second acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.1	May 8, 2006
99.7	Pro Forma Financial Information of the Company's second acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.2	May 8, 2006
99.8	Financial Statements of the Company's third acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.1	May 8, 2006
99.9	Pro Forma Financial Information of the Company's third acquisition in the Lindholm-Hanson Gas Unit	8-K/A	99.2	May 8, 2006
99.10	Financial Statements of Gulf Coast's 1st acquisition in the Mustang Creek Property	8-K/A	99.1	July 13, 2006
99.11	Pro Forma Financial Information of Gulf Coast's 2nd acquisition in the Mustang Creek Property	8-K/A	99.2	Sept 13, 2006
99.12	Pro Forma Financial Information of Gulf Coast's 1st acquisition in the Mustang Creek Property	8-K/A	99.2	July 13, 2006
99.13	New Century Energy Corp. 2007 Stock Incentive Plan	Def. 14c	App A	Sept 11, 2007

99.14	Financial Statements of Gulf Coast's 2nd acquisition in the Mustang Creek Property	8-K/A	99.1	Sept 13, 2006
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY ENERGY CORP.

Dated: November 19, 2008	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer (Principal Executive Officer)