Form 10-K
period 2008-12-31
New Century Energy Corp.
filed 2009-04-27
CIK 1079797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

COMMON STOCK, $.001 PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of June 30, 2008, was approximately $10,160,189.

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

As of March 15, 2009, the issuer had 56,010,612 shares of common stock, $0.001 par value per share outstanding ("Common Stock"),

Documents Incorporated by Reference:

NONE

NEW CENTURY ENERGY CORP.
FORM 10-K
YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1. BUSINESS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS CONTAINS FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS SECTION REGARDING OUR FINANCIAL POSITION AND LIQUIDITY, STRATEGIC ALTERNATIVES, FUTURE CAPITAL NEEDS, BUSINESS STRATEGIES AND OTHER PLANS AND OBJECTIVES OF OUR MANAGEMENT FOR FUTURE OPERATIONS AND ACTIVITIES, ARE FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY OUR MANAGEMENT IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS, EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS IT BELIEVES ARE APPROPRIATE UNDER THE CIRCUMSTANCES. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. SUCH UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: THE VOLATILITY OF THE OIL AND GAS INDUSTRY; CHANGES IN COMPETITIVE FACTORS AFFECTING OUR OPERATIONS; RISKS ASSOCIATED WITH THE ACQUISITION OF MATURE OIL AND GAS PROPERTIES, INCLUDING ESTIMATES OF RECOVERABLE RESERVES, FUTURE OIL AND GAS PRICES AND POTENTIAL ENVIRONMENTAL AND PLUGGING AND ABANDONMENT LIABILITIES; OUR DEPENDENCE ON KEY PERSONNEL AND CERTAIN CUSTOMERS; RISKS OF OUR GROWTH STRATEGY, INCLUDING THE INHERENT RISK IN ACQUIRING MATURE OIL AND GAS PROPERTIES; OPERATING HAZARDS, INCLUDING THE SIGNIFICANT POSSIBILITY OF ACCIDENTS RESULTING IN PERSONAL INJURY, PROPERTY DAMAGE OR ENVIRONMENTAL DAMAGE; THE EFFECT ON OUR PERFORMANCE OF REGULATORY PROGRAMS AND ENVIRONMENTAL MATTERS INCLUDING POLITICAL AND ECONOMIC UNCERTAINTIES. ALTHOUGH WE BELIEVE THAT THE EXPECTATION REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY OF OUR FORWARD LOOKING STATEMENTS FOR ANY REASON. REFERENCES TO "NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR" AS USED THROUGHOUT THIS FORM 10-K REFER TO NEW CENTURY ENERGY CORP. AND ITS WHOLLY OWNED SUBSIDIARIES, GULF COAST OIL CORPORATION AND CENTURY RESOURCES, INC. UNLESS OTHERWISE STATED, OR THE CONTEXT APPEARS OTHERWISE. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008.

Information regarding certain technical oil and gas exploration terms which are used throughout this Form 10-K can be found in the "Glossary of Oil and Gas Terms," incorporated by reference into this Form 10-K as exhibit 99.1.

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

On September 29, 2008, the Bankruptcy Court, approved the Stipulated Final Order Authorizing Use of Cash Collateral (the “Cash Collateral Order”) for the period of July 28, 2008, the date the Company commenced its Chapter 11 cases (the “Petition Date”), to January 23, 2009 (the “Cash Collateral Use Period”), unless this Cash Collateral Use Period is terminated earlier pursuant to the terms of the Cash Collateral Order.  Under this Cash Collateral Order, the Company is permitted to use cash collateral to pay the expenses set forth on the agreed budget through the period ending November 28, 2008 to pay the “Adequate Protection Payment” of $750,000 per month commencing September 15, 2008 and continuing during the term of the Cash Collateral Use Period to Laurus Master Fund Ltd. (“Laurus”) commencing on September 15, 2008 and continuing during the term of the Cash Collateral Use Period. The Cash Collateral Order contained certain deadlines regarding the Debtors' filing and confirmation of a plan of reorganization. The Cash Collateral Order provided that the automatic stay as to Laurus would be lifted without further order unless the deadlines were met. Because those deadlines were not met, the automatic stay with respect to Laurus's liens was lifted on January 18, 2009.

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

On November 3, 2008, a hearing was conducted in the Court to hear the Debtor’s Expedited Motion to Determine the Amount of Laurus Master Fund Ltd.’s (“Laurus”) Secured Claim, which sought an order of the Bankruptcy Court determining Laurus’s entitlement to certain types of damages and penalties as part of its secured claim.  Prior to filing the Motion the Debtors had agreed, and a Court Order was entered confirming Laurus’s secured claim in the amount of at least $66 million.  Thus the purpose of the Motion was to determine if Laurus is entitled to a claim in excess of $66 million.  In light of the agreement with Laurus to limit the amount of its credit bid on the Debtors’ Properties to $75 million, the Debtors have withdrawn the Motion to Determine Amount of Laurus’s Secured Claim.

On November 7, 2008, the Debtors filed their Joint Plan of Reorganization (the “Original Plan”).  The Original Plan contemplated the restructuring of the obligations under the Notes by the issuance of new notes that would pay in full the obligations owed to Laurus.  Because of the continuing decrease in oil and gas prices during the later half of 2008 and continuing into 2009, the Debtors determined that it could not confirm the Original Plan.  Accordingly, the Debtors withdrew the Original Plan.

On December 19, 2008, the Debtors filed their Motion Pursuant to Sections 105, 363, and 365 of the Bankruptcy Code for an Order Authorizing the Sale Free and Clear of All Liens, Claims and Encumbrances and for Assumption and Assignment of Executory Contracts.  The Sale Motion was heard by the Bankruptcy Court on January 26, 2009.  On January 28, 2009, the Bankruptcy Court denied the Sale Motion (Docket No. 211), and the Bankruptcy Court issued its findings of fact and conclusions of law on February 12, 2009 (Docket No. 237).

On March 13, 2009, the Debtors filed a “First Amended Joint Plan of Reorganization Under Chapter 11, Title 11 of the United States Code” (the “Plan”) with the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Court”) in connection with the Company’s pending Chapter 11 Bankruptcy proceedings (the “Bankruptcy” and/or the “Bankruptcy Proceeding”).

The Plan is proposed as a joint plan of reorganization for the Company and its affiliates under its pending Bankruptcy Proceeding.  The purpose of the Plan is to orderly liquidate the Company’s Property.  The Plan is subject to the approval of the Court and the approval by the creditors of the Company (the “Creditors”) as described in the Plan.

The following is a summary of certain of the material terms of the Plan.

Pursuant to the Plan:

•
each Allowed Administrative Claim (as defined in the Plan) will receive, in full satisfaction, settlement, release, and discharge of and in exchange for such Allowed Administrative Claim (a) Cash equal to the unpaid portion of such Allowed Administrative Claim or (b) such other treatment as to which the Company and such holder have agreed upon in writing; provided, however, that Allowed Administrative Claims with respect to liabilities incurred by the Company in the ordinary course of business during the Chapter 11 Cases will be paid in the ordinary course of business in accordance with the terms and conditions of any agreements relating thereto;

•
Laurus Master Fund, Ltd. and its assigns (“Laurus”), the Company’s largest creditor will receive in full satisfaction, settlement, release and discharge of and in exchange for all of its claims, substantially all of the proceeds from the sale of substantially all of the Company’s Assets (as described below); and

•	each holder of certain general unsecured claims, as described in the Plan will receive cash equal to their ratable share of the Unsecured Creditors Fund (as defined in the Plan).

The Plan constitutes a motion under section 363 of the United States Bankruptcy Code to sell all of the Company’s assets, personal and real, tangible and intangible, including but not limited to its interests in realty, minerals, oil and gas leases and properties (collectively the “Assets”) pursuant to the terms of an Asset Purchase Agreement by and between the Company, NCEY Holdings Corp. (“NCEY”, described in greater detail below) and Brazos Lateral Holdings Corp. (the “Purchase Agreement”), and the Plan, at a hearing to be held as described and approved in the Plan.

The Plan anticipates the formation of a new holding company, NCEY, which will be transferred the Assets following the approval of the Plan and sale of the Assets (assuming Laurus is the high bidder for such Assets) pursuant to the Purchase Agreement.  It is currently contemplated that NCEY may employ certain current members of the management and technical team of the Company, including Edward R. DeStefano, the Company’s current Chief Executive Officer and sole Director,  the Company’s Chief Financial Officer and  the Company’s Controller, among other persons.  Management and technical employees may be awarded ownership of certain of NCEY’s securities at the discretion of the CEO and Laurus, which ownership and which employment has not been finalized to date.  Aside from Laurus and certain members of the Company’s management and technical team, it is not anticipated that there will be any other initial shareholders of NCEY.

For the purposes of bidding at the sale, the Company and Laurus have agreed that Laurus may credit bid for the Company’s Assets, and including any cash on hand, up to $75 million.  If Laurus is the winning bidder at the sale, unless the net sales price is greater than $75 million, then all cash on hand as well as the Company’s Assets will be distributed to Laurus, NCEY Holdings Corp., and/or Brazos Lateral Holdings Corp.  If the sale of the Company’s Assets results in net proceeds in excess of $75 million, then $75 million will be distributed to Laurus, and any remaining proceeds will be as provided in the Plan. The Company does not anticipate that the sale of the Assets will exceed $75 million.

The cash on hand that the Company has and the net proceeds of the sale of the Assets, if any, will result in cash available for distribution to Creditors as provided under the Plan, as described above, and as described in greater detail in the Plan.

The Plan also provides that Broadpoint Capital, Inc. (“Broadpoint”), which was the Company’s financial advisor from the date of the Company’s entry into Bankruptcy, until February 10, 2009, shall receive the total sum of $326,000, and shall be allowed to keep the moneys it has previously received from the Company, in full and final satisfaction of its claims against the Company.

Additionally, pursuant to the Plan, each equity owner of New Century Energy Corp., Century Resources, Inc. and Gulf Coast Oil Corporation will have any and all rights related to or arising from such owners’ common stock or other securities of any of the above entities cancelled and extinguished on the date the Court approves the Plan, assuming such Plan is approved by the Court (the “Effective Date”) and the Company and its subsidiaries will be dissolved and will cease doing business on the Effective Date.

On March 13, 2009, the Debtors also filed the “First Amended Disclosure Statement with Respect to Joint Plan of Reorganization under Chapter 11, Title 11 of the Debtors” (the “Disclosure Statement”), pursuant to section 1125 of the Bankruptcy Code, for use in the solicitation of votes on the Plan.  This Disclosure Statement set forth certain information regarding the Debtors’ prepetition operating and financial history, their need to seek chapter 11 protection, significant events that have occurred during the Chapter 11 Cases and the anticipated liquidation of the Debtors under the Plan. This Disclosure Statement also describes terms and provisions of the Plan, including certain alternatives to the Plan, certain effects of confirmation of the Plan, and the manner in which distributions will be made under the Plan.  In addition, this Disclosure Statement discusses the confirmation process and the voting procedures that holders of Claims entitled to vote under the Plan must follow for their votes to be counted.

The hearing to consider confirmation of the Plan (the “Confirmation Hearing”) is scheduled for May 8, 2009 at 2:00PM before the Bankruptcy Court, conditioned upon the approval of the Disclosure Statement at the hearing scheduled for April 27, 2009 (the “Disclosure Statement Hearing”).

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

Going Concern

The Company is operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability to (i) construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) achieve profitability; (iii) achieve sufficient cash flows from operations; and (iv) obtain financing to meet the Company’s future obligations. These matters create substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Research and Development

We currently own licenses to 2-D seismic surveys and data over the South Sargent Field, Prado Field, the San Miguel Creek Field, and Mustang Creek Field and we plan to continue reprocessing and interpretation projects using this data.

Employees

We have eight (8) contract employees, five (5) of whom are employed in field operations. We also have three (3) full-time employees who work for us, our Chief Executive Officer, Edward R. DeStefano (who also serves as President, Treasurer, Secretary and Director), our controller and a staff accountant.  We also have one (1) part-time employee who works for us, our Chief Financial Officer, Ken Cleveland.

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

ITEM 1A. RISK FACTORS

Our business is subject to many risk factors, including the following (references to "our," "us," "we," and words of similar meaning in these Risk Factors refer to the Company, the Company's wholly owned subsidiary Century Resources, Inc. ("Century"), and the Company's wholly owned subsidiary Gulf Coast Oil Corporation ("Gulf Coast"), unless the context suggests otherwise).

RISK FACTORS SPECIFICALLY RELATED TO OUR CURRENT REORGANIZATION CASES
UNDER CHAPTER 11 OF THE U.S. BANKRUPTCY CODE

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

On September 29, 2008, the United States bankruptcy Court for the Southern District of Texas, Houston Division, approved the Stipulated Final Order Authorizing Use of Cash Collateral from the period of July 28, 2008, the date the Company commenced its Chapter 11 Bankruptcy (the “Petition Date”), to January 23, 2009, unless the Cash Collateral Use Period is terminated earlier pursuant to the terms of the Order.  Under this Order, the Debtors are permitted to use cash collateral to pay the expenses set forth on an agreed budget through the period ending November 28, 2008; to pay the “Adequate Protection Payment” to Laurus of $750,000 per month commencing September 15, 2008 and continuing during the term of the Cash Collateral Use Period. The Cash Collateral Order contained certain deadlines regarding the Debtors' filing and confirmation of a plan of reorganization. The Cash Collateral Order provided that the automatic stay as to Laurus would be lifted without further order unless the deadlines were met. Because those deadlines were not met, the automatic stay with respect to Laurus's liens was lifted on January 18, 2009.

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

WE MAY NOT BE ABLE TO OBTAIN CONFIRMATION OF A CHAPTER 11 REORGANIZATION PLAN.

On March 13, 2009, the Debtors filed a "First Amended Joint Plan of Reorganization Under Chapter 11, Title 11 of the United States Code" (the "Plan") with the United States Bankruptcy Court for the Southern District of Texas, Houston Division in connection with the Company's pending Chapter 11 Bankruptcy proceedings (the "Bankruptcy" and/or the "Bankruptcy Proceeding"). The Plan is proposed as a joint plan of reorganization for the Company and its affiliates under its pending Bankruptcy Proceeding. The purpose of the Plan is to orderly liquidate the Company's Property. The Plan is subject to the approval of the Court and the approval by the creditors of the Company as described in the Plan. To successfully emerge from Chapter 11 Bankruptcy protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, soliciting and obtaining the requisite acceptances of the Plan, and fulfilling other statutory conditions for confirmation, which have not occurred to date. We may not receive the requisite acceptances to confirm our Plan or any other plan of reorganization that we may submit to the Bankruptcy Court in the future. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan.  Furthermore, the Plan calls for the cancellation and extinguishment of any and all rights related to or arising from such owners’ common stock or other securities of each equity owner of New Century Energy Corp., Century Resources, Inc. and Gulf Coast Oil Corporation and that the Company and its subsidiaries will be dissolved and will cease doing business on the Effective Date.

If any future plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity. If the Plan is approved, all equity interests of the Company’s shareholders will be cancelled and extinguished, and will therefore become worthless.

A PLAN OF REORGANIZATION MAY RESULT IN HOLDERS OF OUR COMMON STOCK RECEIVING NO DISTRIBUTION ON ACCOUNT OF THEIR INTERESTS AND CANCELLATION OF THEIR COMMON STOCK. THE CURRENT PLAN OF REORGANIZATION CONTEMPLATES THE CANCELLATION OF ALL SHARES OF COMMON STOCK OF THE COMPANY.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Bankruptcy proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and may even result in the cancellation of their existing stock, as is currently anticipated by the Plan. If certain requirements of the Bankruptcy Code are met, a plan of reorganization, including the Plan, can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common stock is highly speculative and may become worthless in the future upon approval of the Plan, without any required approval of consent of such shareholders.

ANY INTEREST THAT SHAREHOLDERS OWN IN THE COMPANY LIKELY WILL BE CANCELLED DUE TO OUR FINAL CHAPTER 11 REORGANIZATION AND WE LIKELY WILL CEASE TO TRADE OUR COMMON STOCK IN THE FUTURE.

The result of our petitions for Chapter 11 Bankruptcy protection likely will be that all of our operations will cease and all of our securities will be cancelled following the approval of the Plan. As a result, current and potential investors should be aware that any interest they hold in the Company may decrease in value and/or be substantially diluted, or become worthless through the bankruptcy proceeding.

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

Even if our debts are reduced or discharged through the Bankruptcy proceeding, and we continue our business operations, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of such bankruptcy proceedings. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt securities due to our high leverage and due to restrictive covenants contained in our senior debt, assuming such senior debt is not fully discharged by the Bankruptcy Court, of which there can be no assurance, which may restrict our ability to expend or raise capital in the future. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection.

RISKS RELATING TO OUR OPERATIONS

As described above, the current Plan, contemplates that all of our operations will cease and all of our securities will be cancelled following the approval of the Plan.  The below risk factors describe the ongoing risks associated with our operations and securities assuming that the Plan is not approved and such operations continue following the date of this report, which, as described above, is not currently contemplated or expected.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS ISSUED AN UNQUALIFIED OPINION WITH AN EXPLANATORY PARAGRAPH, TO THE EFFECT THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern. This unqualified opinion with an explanatory paragraph could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As described above, we entered Bankruptcy proceedings in July 2008, and as a result, as of December 31, 2008, we had $2,630,540 of cash, plus restricted cash of $4,007 as of December 31, 2008. Based on our current plan of operations, we do not have sufficient funds for the next 12 months. We believe that we will require additional funds to continue our oil and gas exploration and production program, assuming such program continues following our exit from Bankruptcy, which is not currently anticipated. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend any exploration activities which continue following our Bankruptcy proceedings.  As contemplated by the current Plan, all of our operations will cease and all of our securities will be cancelled following the approval of the Plan, as described in greater detail above.

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

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. In the short term, our production on a barrel of oil equivalent (BOE) is weighted towards oil and oil prices are likely to affect us more than gas prices because as of December 31, 2008 (on a BOE using 6 MCF equals 1 barrel of oil) more than approximately 84% of our Proved Developed Producing reserves for the Company and its subsidiary Gulf Coast Oil Corporation were oil. Over the long term, our production on a barrel of oil equivalent (BOE) is weighted towards oil and oil prices are likely to affect us more than gas prices because as of December 31, 2008 (on a BOE using 6 MCF equals 1 barrel of oil) more than approximately 79% of our total proved reserves (PDP, PDNP and PUD reserves) for the Company and its subsidiary Gulf Coast Oil Corporation were oil. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

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

The value of the liabilities relating to the Laurus Note, Warrant, Option, December Option and single compound embedded derivative on our consolidated Balance Sheet, as well as the net fair value of the Laurus Note, Warrant, Option, December Option and single compound embedded derivatives in our consolidated Statements of Operations, are subject to the changes in the trading value of our securities. As a result, our consolidated financial statements and results of operations may fluctuate annually, based on factors, such as the trading value of our common stock on the OTCBB and the amount of shares converted by Laurus in connection with the Note and exercised in connection with the Warrant, Option and December Option. Consequently, our liabilities and consolidated statements of operations may vary annually, based on factors other than the Company's revenues and expenses.

RISKS RELATING TO THE COMPANY'S SECURITIES

THE CONVERTIBLE NOTE, WARRANT, OPTION AND DECEMBER OPTION CONTAIN PROVISIONS WHEREBY LAURUS MASTER FUND, LTD. MAY HOLD MORE THAN 9.99% OF OUR COMMON STOCK, PROVIDED THEY PROVIDE US SEVENTY-FIVE (75) DAYS NOTICE OR AN EVENT OF DEFAULT OCCURS.

Although Laurus may not convert its Convertible Note and/or exercise its Warrant, Option and/or December Option if such conversion or exercise would cause it to own more than 9.99% of our outstanding common stock, the Convertible Note, Warrant, Option and December Option also contain provisions which provide for the 9.99% limit to be waived provided that Laurus provides us with 75 days notice of its intent to hold more than 9.99% of our common stock or upon the occurrence of an event of default, which has occurred to date. As a result,  Laurus may fully exercise the Warrant, Option and December Option and fully convert the Convertible Note, and become the beneficial owner of up to approximately 43.6% of our then outstanding common stock, not including the conversion of interest on the Convertible Note.

If that were to happen, Laurus would have significant control over us, including exerting significant influence over our election of Directors and ability to cause or prevent a change in control and/or our business operations. If Laurus were to take control over approximately 47.2% of our outstanding common stock, it could force us to change our business focus, sell all or substantially all of our assets, or abandon our business plan. Any such event, if it were to occur, would likely cause the value of our common stock to decline, and could lead to our common stock becoming worthless.

THE ISSUANCE AND SALE OF COMMON STOCK IN CONNECTION WITH THE SECURED CONVERTIBLE TERM NOTE, COMMON STOCK PURCHASE WARRANT, OPTION AND DECEMBER OPTION MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of April 15, 2009, we had 56,010,612 shares of common stock issued and outstanding. If conversions and sales of the Option or Warrants take place, the price of our common stock may decline to the detriment of our shareholders. The sale of the shares issuable upon conversion of the Note, Warrant, Option and December Option, may adversely affect the market price of our common stock.

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

Our common stock is traded on the over-the-counter Bulletin Board under the symbol "NCEYQ." In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

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

ITEM 2. PROPERTIES

OFFICE SPACE

In April 2008 we entered into a lease with 1770 St. James Limited Partnership for new office space for our corporate office (the “St. James Lease”).  The lease encompasses approximately 3,697 square feet of office space.  The St. James Lease commences on June 1, 2008 and ends on May 31, 2013.  The rent under this lease is $5,545 per month for the first full year of the lease and increases each year up to $6,008 per month for the last two years of the lease.  On March 13, 2009, the Company filed its First Amended Joint Plan of Reorganization Under Chapter 11, Title 11 of the United States Code” (the “Plan”) with the United States Bankruptcy Court.  Under this Plan, the Company’s successor (NCEY Holdings Corp), shall assume the unexpired St. James Lease with 1770 St. James Limited Partnership.

We entered into an amended lease with Essex Tanglewood Investors, L.P., a Texas limited partnership, in connection with our office space lease at 5851 San Felipe, Houston, Texas, on February 10, 2006 (the " Essex Tanglewood Lease").  The Essex Tanglewood Lease encompasses approximately 1,378 square feet of office space.  The Essex Tanglewood Lease term is until September 30, 2010. The monthly rent under this lease is $2,959 from the date of the expansion of the lease in 2005 until June 30, 2007, and $3,042 per month from July 1, 2007 until September 30, 2010.  Under the Plan filed on March 13, 2009, the Company’s successor (NCEY Holdings Corp), shall not assume the Essex Tanglewood Lease with Essex Tanglewood Investors, L.P.

OIL AND GAS PROPERTIES

As described above, the current Plan contemplates that all of our operations will cease and all of our securities will be cancelled following the approval of the Plan.  The below description of our Oil and Gas Properties describes our properties and operations assuming that the Plan is not approved and such operations continue following the date of this report, which, as described above, is not currently contemplated or expected.

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

SARGENT SOUTH FIELD - MATAGORDA COUNTY, TEXAS

The Company acquired 100% of the working interest in the 3,645 acre Sargent South Field from Calpine Natural Gas (NYSE) and its partner ("Calpine") in January 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. In 2006 the Company acquired an additional 1,610 gross acres (1,288 net acres) from the State of Texas covering adjacent lands in the Gulf of Mexico. The total leasehold owned by the Company now totals approximately 4,204 net acres. Currently, there are three (3) producing wells on the Hamill Lease; Hamill #2, Hamill #14 and Hamill #17, with daily production in excess of approximately 1,200 MCF of gas per day, (MCFGPD), however, the Company can provide no assurance that the wells will continue to produce at this rate, if at all. There are also four (4) shut-in wells, Hamill #10, Hamill #11, Hamill #19, and Hamill #1-R.

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

The Company has an ongoing workover and recompletion project underway in the Sargent South Field that began in January 2005. The Hamill #2 well was cleaned out and recompleted in November 2007 and is currently producing at the rate of approximately 550 MCF per day on a 10/64 inch choke, with a flowing tubing pressure of 480 pounds per square inch (“psi”).

During April 2008 an unsuccessful recompletion was attempted on the Hamill #10 well after the well ceased producing gas. This well is currently shut-in and being evaluated for possible recompletion.

The Hamill #11 well is currently shut in.

Hamill #14 was recompleted in April of 2008 in a new sand from perforations at 4,900 feet and is currently producing gas at the rate of approximately 277 MCF per day on a 10/64 inch choke with flowing tubing pressure of 520 psi.

The Hamill #17 was worked over in November of 2007 and during September of 2008, the #17 well was gravel packed to stop production of formation sand.  The well was restored and currently produces gas from perforations in a stray sand at 5,630 feet at the rate of 241 MCF per day on a 9/64 inch choke with a flowing tubing pressure of 480 psi.

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

MUSTANG CREEK FIELD AREA WELLS - McMULLEN AND ATASCOSA COUNTIES, TEXAS.

On April 28, 2006, the Company’s then newly formed wholly owned subsidiary, Gulf Coast Oil Corporation (“Gulf Coast”), acquired the majority working interest and operations over developed and undeveloped oil and gas mineral leases totaling 9,167 acres in the Mustang Creek Field area in McMullen and Atascosa Counties, Texas. On June 30, 2006, Gulf Coast acquired the remainder of the working interest ownership from another group of owners, in this same group of leases and producing wells. As a result of the June 30, 2006 closing and recent drilling activity, Gulf Coast now owns a 100% working interest in 27 oil wells and one gas well and a 75% working interest in one additional oil well for a total of 28 wells. The effective date for ownership for both acquisitions was December 1, 2005. The following table summarizes Gulf Coast’s ownership in the producing wells as of March 31, 2009:

Schedule of Acquired and Recently Drilled Wells and Mineral Interests in Mustang Creek Area, as of March 31, 2009:

WELL NAME	WORKING INTEREST	NET REVENUE INTEREST
1. HODDE #1	100%	0.7700%
2. DOUBLE K #2	100%	0.7700%
3. DOUBLE K #3 4. DOUBLE K #4 5. DOUBLE K #5	100% 100% 100%	0.7700% 0.7500% 0.7500%
6. DOUBLE K #6	100%	0.7500%
7. KASSNER #1	100%	0.7700%
8. KASSNER #2	100%	0.7700%
9. TYLER RANCH UNIT WELL #1	100%	0.77375%
10. PEACOCK #1	100%	0.7700%
11. POWERS-SWAIM UNIT WELL #1	100%	0.7700%
12. SWAIM 33-2	100%	0.7500%
13. SWAIM 58-1	100%	0.7700%
14. SWAIM 58-2	100%	0.7500%
15. WHEELER #1	75%	0.4375%
16. POWERS-SWAIM UNIT WELL #1-R	100%	0.7500%
17. CAJUN CAPER UNIT #1	100%	0.75517152%
18. RABKE#2	100%	0.76625%
19. RABKE #3	100%	0.7575%
20. RABKE #4	100%	0.7575%
21. RABKE/MASPERO UNIT #1	100%	0.773750%
22. RABKE/MASPERO UNIT #2	100%	0.773750%
23. RABKE/MASPERO UNIT #4	100%	0.753750%
24. RABKE/MASPERO UNIT #5	100%	0.753750%
25. RABKE/MASPERO UNIT #6	100%	0.753750%
26. RABKE-MASPERO OIL UNIT #1	100%	0.7860228%
27. MAHONEY #2	100%	0.7500%
28. DOWDY #1	100%	0.7500%

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

As of the beginning of the second quarter of 2009, we have identified approximately twenty (20) un-drilled seismic anomalies and development locations based on our ongoing 3-D seismic interpretation project. Additional wells may be drilled in 2009, funding permitting and assuming a successful reorganization under Chapter 11 of the bankruptcy code, of which there can be no assurance.  From the commencement of our initial drilling program in November 2006, through December 31, 2008, we have drilled a total of twenty-six (26) prospects and locations.  Of the twenty-six (26) prospects drilled, fifteen (15) are successful producing wells and nine (9) were plugged as dry holes.  Additionally, in one (1) non-producing well the Swaim 60-1, we set casing to a depth of 5,800 feet and anticipate permitting this well for use as a salt water disposal well.  In one (1) other new well, the Power-Swaim Unit 1-R, casing was set to 5,900 feet, based upon further geological study we plan to re-drill the lower portion of Power Swaim Unit 1-R  well in an attempt to gain better structural position and complete for production.  In July 2006, the Tyler Ranch Gas Unit #1, the only gas well in our Mustang Creek field, ceased producing, and as of the date of this filing it remains shut in and non-producing.

Status of Mustang Creek Field Prospects Drilled by Gulf Coast Oil Corporation as of March 31, 2009:

Prospect/Well Name	Status
Double K North #4	Producer
Double K North #5	Producer
Double K Swaim Unit #1	Dry hole
Henry Kuykendall Unit #1	Dry hole
Hodde #2	Dry hole
Kassner #3	Dry hole
Kassner #4	Dry hole
Mahoney #2	Producer
Rabke Maspero Unit #2	Producer
Rabke Maspero Unit #4	Producer
Rabke Maspero Unit #5	Producer
Rabke Maspero Unit #6	Producer
Rabke-Maspero Oil Unit #1	Producer
Rabke #1	Dry hole
Rabke #2	Producer
Rabke #3	Shut-In
Rabke #4	Producer
Power-Swaim Unit 1-R	To be deepened outside casing
Swaim 33-2	Producer
Swaim 33-3	Dry hole
Swaim 58-2	Producer
Swaim 58-3	Dry hole
Swaim 60-1	Permitted Salt Water Disposal Well (“SWD”)
Dowdy #1	Producer
Garza #1	Dry hole

Out of the ten (10) wells listed as dry holes above, one (1) was plugged and abandoned in 2006, five (5) were plugged and abandoned in 2007, and three (3) were plugged and abandoned in 2008.  The remaining dry hole, Swaim 60-1, was drilled in 2007 as a dry hole and is planned to be converted to a salt water disposal well in the second quarter of 2009 subject to regulatory approval and assuming a successful reorganization under Chapter 11 of the bankruptcy code, of which there can be no assurance.

Other Production Activity in Mustang Creek Field in 2008 and 2009:

During 2008, we sold 225,236 gross barrels or 170,817 net barrels from the Mustang Creek Field oil wells.  As of April 15, 2009, current daily 8/8ths oil production from the Mustang Creek Field wells was approximately 525 barrels of oil per day (BOPD) from twenty-two (22) producing oil wells.

As of December 31, 2008, the Company’s total proved oil reserves in the Mustang Creek Field were 854,000 barrels, compared to 1,233,000 barrels as of December 31, 2007.  The decrease in proved reserves year over year was 31%, or 379,000 barrels.  This decrease was due to (1) the production of 170,817 net barrels of oil during 2008 and (2) downward revisions to the reserves based on actual well performance over time, and more significantly, due to much lower oil prices projected for future years.  The oil price used to project reserves on the December 31, 2007 reserve report was $91.50 compared to an oil price of $42.51 used on the December 31, 2008 reserve report.  The lower oil pricing caused a significant reduction in oil reserves, as the productive life of our wells curtailed due to lower projected revenue causing the economic limit of certain wells to be reached sooner.

TENNA (HILLJE SAND) FIELD - WHARTON COUNTY, TEXAS

The Company acquired 100% of the working interest in three (3) wells in the Tenna Field in July 2003. The field is located on county road 1300 in western Wharton County, Texas, approximately 60 miles southwest of Houston, Texas. The Hillje Sand was discovered in 1991 and has been a prolific oil and gas producer at a shallow depth of 4,100 feet. We drilled a new well location, the Brothers Cattle Company #5 well, in the first quarter of 2008, and completed this new well as an oil producer, which currently produces 20 barrels of oil per day. Also, during the first quarter of 2008 a pumping unit was installed on the Hillje Oil Unit #1 and is currently producing 4 barrels of oil per day. The Brothers Cattle Company #3 continues to produce with an electrical submersible pump at the rate of approximately 20 barrels of oil per day.

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

PRADO FIELD LEASES - JIM HOGG COUNTY, TEXAS.

In June 2004, the Company acquired leases in the Prado Field comprising 1,280 acres in Jim Hogg County, Texas. The former owner was JMI Energy Inc., of Houston, Texas ("JMI"). The Company now owns 100% of the working interest in the Prado Field production, and we have finalized a seismic and geological interpretation of the field. A workover program and well plugging program commenced in November 2007 and continued into June 2008 on certain existing wells. Since the workover program commenced, we have plugged and abandoned ten (10) wells and recompleted four (4) new wells. As of March 31, 2009, production is averaging approximately 18 BOPD from four (4) pumping wells (wells KMF # 20, #30, #36 and #701). The Company has also identified three (3) new development drilling locations for possible drilling in 2009, pending a successful reorganization out of its Chapter 11 bankruptcy, of which there can be no assurance.

2.) NON-OPERATED PROPERTIES: WISHBONE FIELD - LINDHOLM HANSON GAS UNIT- McMULLEN COUNTY, TEXAS:

Since January 3, 2006, the Company has owned a 15.20% non-operated working interest with a 12.214% net revenue interest in the Wishbone Field in McMullen County, Texas, which is operated by U.S. Enercorp, LTD, headquartered in San Antonio, Texas.

The field was discovered in 2004 after the successful drilling of the Lindholm-Hanson Gas Unit #1 Well, operated by U.S. Enercorp LTD of San Antonio Texas. The field produces from Upper Wilcox sands at an average depth of approximately 12,800 feet. All of the producing wells in the Lindholm-Hanson Gas Unit have been fracture stimulated using approximately 400,000 pounds of 20/40 propellant. Initial producing rates after stimulation in a number of wells has exceeded 15,000 MCFGPD per well. As of February 2009, there are nine (9) producing wells in the 640 acre unitized Lindholm-Hanson Gas Unit. Cumulative production in the field has been approximately 24 billion cubic feet of gas (Bcf). Well log analysis indicates probable and possible oil and gas production at shallow depths in the Wishbone Field. Potential future production may be achieved in the Slick sand, the 9,100 foot sand, the Hostetter sand and the Tom Lyne sands, ranging in depth from 7,000 feet to 11,000 feet, of which there can be no assurance.

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

RECENT DEVELOPMENTS IN WISHBONE FIELD

As of December 31, 2008, the Company’s proved gas reserves in the Wishbone Field decreased by 43% to 849 MMCF from 1,478 MMCF on December 31, 2007, or a difference of 629 MMCF.  Of the total 629 MMCF reduction in proved gas reserves, 119 MMCF was due to actual net gas produced during 2008, and 510 MMCF was from downward revisions to estimates of proved reserves.  The majority of the 510 MMCF downward revision to proved reserves in 2008 can be attributed to a steeper decline rate associated with the existing wells and the failed recompletion attempts for proved behind pipe reserves in the LHGU #2 and LHGU #10 wells.

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

Current well status in the Lindholm-Hanson Gas Unit and Lindholm Fee #1 at March 31, 2009:

Well	Status	Daily 8/8THS Production (MCF)	Net Revenue Interest(MCF)
LH-Gas Unit #1	Producing	925	111
LH-Gas Unit #2	Shut-in	0	0
LH-Gas Unit #3	Producing	425	51
LH-Gas Unit #4-C	Shut-in	353	42
LH-Gas Unit #4-T	Producing	321	38
LH-Gas Unit #5	Producing	680	82
LH-Gas Unit #7	Shut-in	0	0
LH-Gas Unit #8	Producing	0	0
LH-Gas Unit #9	Producing	101	12
LH-Gas Unit #10	Producing	0	0
LH-Gas Unit #11	Producing	297	35
Lindholm Fee #1	Producing	37	4
Daily totals in MCF of Gas		3,139	375

OTHER INDUSTRY AGREEMENTS

The Company has executed agreements with one oil and gas exploration company and one other industry investor that were interested in participating in the Company's exploration and production activities on its Hamill and Hamill lease in Matagorda County, Texas. However, the Company retained operatorship and the majority eighty percent (80%) working interest in this property. All of the Company’s other producing properties are owned 100% and operated by the Company, except for the Wishbone Field where the Company owns a 15.2% non-operated working interest.

OIL AND GAS ACREAGE, PRODUCTIVE WELLS,
AND DRILLING ACTIVITY DISCLOSURE OF OIL AND GAS OPERATIONS:

COMPARISON OF AVERAGE SALES PRICES OF OIL AND GAS SOLD BY THE COMPANY FOR THE LAST THREE FISCAL YEARS OPERATED AND NON-OPERATED PROPERTIES:

	2008	2007	2006
AVERAGE SALE PRICE OF OIL
(Per bbl.)	$98.67	$70.34	$62.87

AVERAGE SALE PRICE OF GAS
(PER MCF)	$8.08	$6.10	$5.99

NET OIL PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2008	2007	2006
	Barrels	Barrels	Barrels

MUSTANG CREEK FIELD	170,817	127,738	173,097

PRADO FIELD	3,597	2,083	--

SAN MIGUEL CREEK FIELD	15,163	11,344	9,938

TENNA FIELD	12,478	5,414	7,811

ANNUAL TOTALS	202,055	146,579	190,846

NET GAS PRODUCTION FROM COMPANY OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2008	2007	2006

SARGENT SOUTH FIELD (MCF)	380,510	180,220	318,229

TYLER RANCH GAS UNIT #1 (MCF)*	--	--	105,861

TOTAL	380,510	180,220	424,090

*In July 2006 the TYLER RANCH GAS UNIT #1 well stopped producing and is now shut-in and non-operational.

NET GAS PRODUCTION FROM NON-OPERATED PROPERTIES FOR THE LAST THREE FISCAL YEARS:

	2008	2007	2006

WISHBONE FIELD-
LINDHOLM HANSON
GAS UNIT(MCF)	119,389	272,301	715,624

This table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to New Century Energy Corp. for the fiscal years ended December 31, 2008 and 2007, and the average sales prices, average production costs and direct lifting costs per unit of production for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007

Net Production
Oil (Bbls)	202,055	146,579
Gas (Mcf)	499,899	452,521

Average Sales Prices
Oil (per Bbl)	$98.67	$70.34
Gas (per Mcf)	$8.08	$6.10

Average Production Cost [1]
per equivalent Bbl of oil	$55.69	$52.75

Average Lifting Costs [2]
per equivalent Bbl of oil	$18.78	$16.09

[1]	Production costs include depreciation, depletion and amortization, lease operating expenses and all associated taxes.

[2]	Direct lifting costs include lease operating expenses and all associated taxes but do not include impairment expense, ceiling write-down, or depreciation, depletion and amortization.

OIL AND GAS ACREAGE

In the data below, "gross" represents the total acres or wells in which we own a working interest and "net" represents the gross acres or wells multiplied by the Company's working interest percentage. The following table sets forth New Century's and its subsidiaries’ acreage position at December 31, 2008:

	DEVELOPED		UNDEVELOPED
	GROSS	NET	GROSS	NET
Goliad County, TX	84	84	1,086	1,086

Jim Hogg County, TX	1,280	1,280	0	0

Matagorda County, TX	3,645	2,916	0	0
(onshore)

Matagorda County, TX	0	0	1,610	1,288
(offshore)

McMullen County, TX	240	240	0	0
(San Miguel Creek Field)

McMullen County, TX	720	109	0	0
(Wishbone Field)

McMullen County, TX	7,765	7,765	2,856	2,856
(Mustang Creek Field)

Wharton County, TX	100	100	0	0

Kern County, CA	0	0	1,980	1,606
Total	13,834	12,494	7,532	6,836

The Company's net undeveloped acreage, subject to expiration are as follows:

Year	Acres
2009	1,014
2010	1,943
2011	1,925
2012	60

PRODUCTIVE WELLS

The following table sets forth our gross and net productive oil and natural gas wells at December 31, 2008:

	PRODUCING	OIL WELLS	PRODUCING	GAS WELLS
	GROSS	NET	GROSS	NET
Goliad County, TX	0	0	0	0

Jim Hogg County, TX	4	4	0	0

Matagorda County, TX	0	0	3	2.6

McMullen County, TX	30	29.75	8	1.21

Wharton County, TX	3	3	0	0
TOTAL	37	36.75	11	3.81

DRILLING ACTIVITY:

The following tables set forth the results of our drilling activities over the years ending December 31, 2008, 2007, and 2006:

	OIL WELLS
	2008		2007		2006
	Oil Gross	Wells Net	Oil Gross	Wells Net	Oil Gross	Wells Net
Exploratory Wells – Productive (1) (2)	11	11	6	6	1	1
Exploratory Wells- Non-productive (1) (3)	4	4	7	7	1	1
Development Wells	0	0	0	0	0	0

	GAS WELLS
	2008		2007		2006
	Gas Gross	Wells Net	Gas Gross	Wells Net	Gas Gross	Wells Net
Exploratory Wells – Productive (1) (2)	0	0	0	0	0	0
Exploratory Wells- Non-productive (1) (3)	0	0	0	0	0	0
Development Wells	0	0	0	0	0	0

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

SIGNIFICANT OIL AND GAS PURCHASERS AND PRODUCT MARKETING

Oil and gas sales are made on a day-to-day basis under short-term contracts at the current area market price. For the year ended December 31, 2008, we had four purchasers that each accounted for 10% or more of our oil and natural gas revenues on Company operated properties. Two purchasers accounted for 100% of crude oil sales. Gulf Mark Energy, Inc. purchases all of the crude oil produced from our Mustang Creek Field wells; and Flint Hill Resources, Inc., acquires the crude oil produced from our San Miguel Creek, Tenna Field and Prado Field oil wells. Two separate purchasers individually accounted for 100% of sales of natural gas products.  Additionally, our non-operated properties had yet another purchaser that individually accounted for 100% of sales of all natural gas production from the Wishbone Field, for the year ended December 31, 2008.

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

NATURAL GAS MARKETING – OPERATED PROPERTIES

Virtually all of our natural gas production is close to existing pipelines. We sell all of our natural gas produced from the Sargent South Field to Harvest Pipeline on a month-to-month contract with prices fluctuating month-to-month based on a discount to the published Houston Ship Channel Inside FERC, first of month index price.

NATURAL GAS MARKETING -- NON-OPERATED PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

Lara Energy, Inc. and J&P Family Properties, Ltd.

On or about July 24, 2008, Gulf Coast Oil Corporation, the Company’s wholly owned Delaware subsidiary (“Gulf Coast”) entered into a Settlement Agreement (the “Settlement Agreement”) with Lara Energy, Inc. (“Lara”) and J&P Family Properties, Ltd. (“J&P” and collectively with Lara, the “Claimants”).  The Claimants had previously sent Gulf Coast demand letters contending that pursuant to a June 30, 2006 letter agreement, Gulf Coast assumed certain of Manti Resources, Inc.’s (“Manti’s”) obligations to assign overriding royalties up to 3% on future acquisitions within Gulf Coast’s licensed areas in McMullen County and Atascosa County (the “Interests”) in connection with Gulf Coast’s June 2006 purchase of the Interests from Manti.

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

Chapter 11 Proceedings

Refer to “Item 1. Business”, in this Annual Report for further information regarding the Company’s pending Chapter 11 Bankruptcy proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the NASDAQ OTC-Bulletin Board until July 2008 under the symbol “NCEY”, when our stock began trading under the symbol “NCEYQ” in connection with our ongoing Chapter 11 Bankruptcy proceedings.  In July 2008, our trading symbol changed from “NCEY” to “NCEYQ.”

The table below sets forth the high and low trading prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	TRADING PRICES
QUARTER ENDED	HIGH	LOW

December 31, 2008	$0.04	$0.01
September 30, 2008	$0.65	$0.01
June 30, 2008	$0.69	$0.03
March 31, 2008	$0.05	$0.03

December 31, 2007	$0.07	$0.02
September 30, 2007	$0.11	$0.04
June 30, 2007	$0.12	$0.06
March 31, 2007	$0.16	$0.08

There were approximately 464 holders of record of the common stock as of March 31, 2009.    The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PLAN OF OPERATIONS OVERVIEW

New Century Energy Corp. is an independent oil and gas exploration and production company, with daily net production to its working interest of approximately 600 barrels of oil per day (Bopd) and 1.35 million cubic feet of gas per day (Mcfgpd). The Company’s proved reserves as of December 31, 2008 are 1,140,000 barrels of crude oil and 1.88 billion cubic feet (Bcf) of gas.  The Company’s major areas of operations are located onshore United States, primarily in Matagorda, McMullen, Goliad and Wharton Counties in Texas.

During 2008, the Company’s proved oil reserves decreased by over 29% due primarily to the 31% decline in reserves in our Mustang Creek Field.  This decrease was due to (1) the production of 170,817 net barrels of oil during 2008 and (2) downward revisions to the reserves based on actual well performance over time, and more significantly, due to much lower oil prices projected for future years.  The oil price used to project reserves on the December 31, 2007 reserve report was $91.50 compared to an oil price of $42.51 used on the December 31, 2008 reserve report.  The lower oil pricing caused a significant reduction in oil reserves, as the productive life of our wells curtailed due to lower projected revenue causing the economic limit of certain wells to be reached sooner. Proved developed oil reserves now equal 0.96 million barrels, and comprise 84% of the Company’s 1.14 million barrels of total proved oil reserves.

As of December 31, 2008, the Company’s proved gas reserves in the Wishbone Field decreased by 43% to 849 MMCF from 1,478 MMCF on December 31, 2007, or a difference of 629 MMCF.  Of the total 629 MMCF reduction in proved gas reserves, 119 MMCF was due to actual net gas produced during 2008 and 510 MMCF was from downward revisions to estimates of proved reserves.  The majority of the 510 MMCF downward revision to proved reserves in 2008 can be attributed to a steeper decline rate associated with the existing wells and the failed recompletion attempts for proved behind pipe reserves in the LHGU #2 and LHGU #10 wells.

The Company's estimates of proved reserves and proved undeveloped reserves at December 31, 2008 and 2007, and changes in proved reserves during the last two years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities in the Company's 2008 Consolidated Financial Statements of this Form 10-K. Proved reserve estimates were made by R.A. Lenser and Associates, an independent petroleum evaluation and consulting firm, and were prepared in accordance with generally accepted petroleum engineering and evaluation principles in conformity with SEC definitions and guidelines.

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

The Energy Information Administration “EIA” of the U.S. Government in its Short-Term Energy Outlook release dated April 14, 2009 states, “The price of West Texas Intermediate crude oil averaged $100 per barrel in 2008.  The global economic slowdown is projected to reduce the average price to $53 per barrel in 2009. Assuming an economic recovery next year, WTI prices are expected to average $63 in 2010.  Total consumption of natural gas is projected to fall by nearly 2 percent in 2009, leading to lower natural gas prices.  The Henry Hub natural gas price spot prices is projected to decline from an average of $9.13 per MCF in 2008 to $4.24 per MCF in 2009, then increase in 2010 to an average of more than $5.80 per MCF.”

With the uncertainties in product prices, and possible changes in sales volumes that may increase or decrease as a result of future operations, these factors can impact cash flow from operating activities in the short and long term. If there are significant changes in crude oil or natural gas prices in 2009 and 2010 beyond those projected by the EIA, this factor may have a material impact on future revenues, income and operating cash flows for the Company.

As described above, the current Plan contemplates that all of our operations will cease and all of our securities will be cancelled following the approval of the Plan.  The discussion below describes our operations assuming that the Plan is not approved and such operations continue following the date of this report, which, as described above, is not currently contemplated or expected.

BUSINESS STRATEGY FOR 2009 & 2010

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

6.
develop drilling prospects and acquire acreage positions over new drilling areas, for future drilling by the Company or farmout to qualified industry partners. In connection with this strategy, new projects are being evaluated in Texas;and

7.	Successfully reorganize the Company under Chapter 11 of the bankruptcy code.

OPERATED PROPERTIES:

As of December 31, 2008, we estimated that our daily deliverability was approximately 1,350 MCF of gas per day, and 600 Bpd of crude oil per day on Company operated properties. In the fourth quarter of 2007, we commenced our second drilling program in McMullen County and this drilling program continued through the second quarter of 2008. Additional prospective acreage has been identified for oil and gas leasing in the Mustang Creek field area and new wells may be drilled on this acreage in 2009 and beyond pending the outcome of our Chapter 11 bankruptcy. During 2008 our production declined in the South Sargent Field due to natural depletion of reservoirs over time. We have identified five new locations to be drilled in this field and its surrounding area in 2009 and beyond pending the reorganization of the Company and availability of funds of which there can be no assurance.

NON-OPERATED PROPERTIES:

As of March 31, 2009, we estimate that daily gas deliverability from Wishbone Field was approximately 3.0 MMCF of gas per day to the 8/8ths interest, with net production to the Company's net revenue interest (0.12214%) of approximately 375 MCF of gas per day.

As of January 1, 2009, our third party engineers attribute over 788 MCF of total proved gas reserves in the Wishbone Field to our net interest, with approximately $3.0 million of undiscounted future net income attributed to our interests in the Wishbone Field.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a frame work for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS 157 in the first quarter of fiscal 2008. We adopted SFAS 157 effective January 1, 2008, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided above.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

RESULTS OF OPERATIONS:

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Revenues -

Our revenues are summarized as follows for the years ended December 31:

	2008	2007	% Change

Oil sales	$20,170,548	$10,726,587	88%
Gas sales	4,159,724	2,885,716	44
Oil and gas	24,330,272	13,612,716	79
Gain on sale of oil and gas interest	-	34,680	(100)
Gas operations consulting	24,300	36,930	(34)
Total revenues	$24,354,572	$13,683,913	78%

Oil sales rose $10.7 million for the year ended 2008 compared to the year ended 2007, primarily due to the completion of eight new producing wells in the Mustang Creek Field and one new oil well in the Tenna Field, and increased production and sale of oil in connection with such wells during the year ended December 31, 2008. Revenue of $5,140,157 (53,219 barrels) was attributable to the new wells from the Mustang Creek Field in 2008. Also contributing to the increase in 2008 oil revenue was the increase in the price of oil in 2008 compared to oil prices in 2007. The average price of oil for our operated properties was $98.67 per barrel in 2008 compared to $70.34 during 2007.

The major contributor of the $1.3 million increase in gas sales in 2008 was the increase in the average price of natural gas from our operated and non operated properties from $6.10 per MCF in 2007 to $8.08 per MCF in 2008.  In addition, production increased slightly from a total of 452,521 MCF in 2007 to 499,899 MCF in 2008.

Expenses-

Our expenses were comprised of the following for the year ended December 31:

	2008	2007	% Change

Exploration	$1,363,628	$1,960,977	(30)%
Lease Operating	4,352,258	2,964,389	47
Production Taxes	1,006,372	607,225	66
Depreciation, depletion and amortization	10,534,247	8,138,310	29
Impairment of oil and gas properties	16,229,619	10,211,390	59
General and administrative	1,469,080	1,196,638	23
Total expenses	$34,955,204	$25,078,929	39%

Exploration expenses decreased by $597,349 for the year ended 2008, compared with exploration expenses for the year ended 2007, due primarily to the write-off of five dry holes during the year ended December 31, 2007 (Rabke #1, Henry Kuykendall #1, Double K Swaim #1, Swaim #58-3, and Hodde #2) compared to the write-off of only three dry holes during the year ended December 31, 2008 (Gar-Henry #1, Kassner #34, and Swaim #33-3).

The added costs associated with operating eight additional wells in the Mustang Creek Field in 2008 compared to 2007 gave rise to $334,352 of the $1,387,869 increase in lease operating expenses for the year ended December 31, 2008, compared to the year ended December 31, 2007. Also, contributing to the rise in the operating expenses was the increase in the 2008 work over expenses due to a greater number of wells in the Mustang Creek Field in 2008 compared to 2007. The production taxes increased in 2008 due to the increase in production in 2008 as compared to 2007.

Depreciation, depletion and amortization increased by $2.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to an increase in our overall production in 2008 coupled with declining reserves in most of our fields.

We recognized an impairment of proved properties at December 31, 2008 of $16,057,342 as a result of a significant reduction in proved reserves in our Wishbone and Mustang Creek Fields.  Our proved reserves decreased by 43% and 31% for the Wishbone and Mustang Creek Fields, respectively.  The reduction in both fields was due to downward revisions based on actual well performance over time combined with the projection of significantly lower oil and gas prices for future years. We also recognized an impairment of $172,277 on our unproved properties in the state of California based on current market conditions and drilling feasibility in that region.

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

General and administrative expenses increased by $272,442 or 23%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. This increase was primarily due to increases in payroll expenses and accounting/consulting expense.  Payroll and related payroll expenses increased by approximately $121,000 from 2007 to 2008 as a result of (1) the increase in our CEO’s annual salary; (2) the implementation of our new 401K plan with a company match; and (3) our part-time CFO moving from a consultant to an employee commensurate with the bankruptcy filing.  Accounting and consulting expenses increased by approximately $102,000 due to our part-time CFO consulting fees and external costs associated with our Sarbanes-Oxley and internal controls documentation.

Other Income (Expense)-

Other income (expense) consisted of the following for the year ended December 31:

	2008	2007

Net (increase) decrease in fair value of derivative liabilities	$(2,674,752)	$1,255,507
Interest and amortization of discount on debt expense	(6,099,243)	(9,368,772)
All other, net	84,178	320,943
Other income (expense), net	$(8,689,817)	$(7,792,322)

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

These derivative liabilities are marked-to-market each quarter, with the change in fair value recorded in our consolidated statements of operations. For each of the years ended December 31, 2008 and 2007, the net decrease in fair value, or increase in income, by derivative was as follows:

	2008	2007

Laurus Warrant	$93,804	$295,729
Laurus Stock Option	163,620	89,934
Single compound embedded derivative within Convertible Note	126,477	490,608
Laurus December Option	(3,058,653)	379,236
(Increase) decrease in fair value of derivative liabilities	$(2,674,752)	$1,255,507

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

Interest and amortization of discounts on debt for each of the years ended December 31, 2008 and 2007 can be broken down as follows:

	2008	2007
Interest expense on notional balance	$3,895,921	$7,578,598
Accretion of notes discounts and amortization of deferred loan costs	2,203,322	1,790,174
Total interest expense	$6,099,243	$9,368,772

The interest on notional balances during the years ended December 31, 2008 and 2007 represents the stated interest on the Restated and Amended Convertible Note and the four Secured Term Notes held by us and the three Secured Term Notes held by Gulf Coast Oil Corporation, our wholly owned subsidiary.

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

Also included in other income (expense), are the following line items:

	2008	2007
Release of Vertica liabilities	$-	$59,260
Other income	84,178	285,143
Other expenses	-	(23,460)
Total all other	$(1,168,381)	$320,943

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

Reorganization Expense-

Reorganization expense of $1,252,559 for the year ended December 31, 2008 consists primarily of the legal and financial advisory fees directly relating to assisting us with our Chapter 11 bankruptcy filing and reorganization.

Net Loss –

We had a net loss of $20,543,008 for the year ended December 31, 2008, compared to a net loss of $19,187,338 for the year ended December 31, 2007, the main reason for the increase in net loss was the increased expenses for the year ended December 31, 2008, compared to the year ended December 31, 2007, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents -

We have cash and cash equivalents of $2,630,540 plus restricted cash of $4,007 as of December 31, 2008; however, based on our current plan of operations and the fact we are currently in Chapter 11 bankruptcy, we do not believe that we have sufficient funds to continue our operations for the next 12 months. We believe that we will require additional funds to continue our oil and gas exploration and production program. If we are unable to raise additional financing in the next 12 months, and we fail to otherwise generate sufficient cash flows through operations, we will be required to modify our operations plan accordingly or even to cease operations altogether. These funds may be raised through equity financing, debt financing or other sources, and may result in substantial dilution of the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Due to the substantial doubt of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Total Assets -

We had total assets of $25,590,149 as of December 31, 2008, which included $3,863,708 of current assets; $68,807 of office equipment, net of $135,458 of accumulated depreciation; $21,625,709 of oil and gas properties net of accumulated depletion of $57,482,655, which includes $26,268,732 of impairment expense; and deferred loan costs and other assets of $31,925.

Working capital -

At December 31, 2008, we had a working capital deficit of $889,080. Additionally, as of December 31, 2008, we had current liabilities of $4,752,788 and total liabilities of $68,995,416. Our current assets of $3,863,708 at December 31, 2008, are substantially liquid as they comprise cash and cash equivalents of $2,630,540, restricted cash of $4,007, accounts receivable of $823,897, inventory of $316,200 and prepaid expenses and other $89,064.  The conditions described above, in addition to the Company’s July 29, 2008 filing of voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, create substantial doubt as to the Company’s ability to continue as a going concern.  See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liabilities -

Total liabilities as of December 31, 2008 were $68,995,416, and included current liabilities of $4,752,788 and asset retirement obligation of $800,390 and liabilities subject to compromise of $63,442,238.

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

Cash flows-

	2008	2007
Net cash provided by /(used in)
Operating activities	$12,447,290	$(859,377)
Investing activities	(8,759,840)	(7,080,834)
Financing activities	(10,609,427)	9,938,450
Increase/(decrease) in cash and
cash equivalents	$(6,891,977)	$1,998,239

Year ended December 31,	2008	2007
Cash and cash equivalents	$2,630,540	$9,522,517

Operating activities -

Year ended December 31, 2008

Cash flows provided by operating activities of $12,477,290 for the year ended December 31, 2008, included the benefits of non-cash charges for depletion, depreciation and amortization of $10,534,247; impairment of oil and gas properties of $16,229,619; net change in fair value of derivative liabilities and accretion of discount and loan cost on debt of $4,678,564;  $302,686 for the accretion related to the asset retirement obligation; and changes in working capital components which totaled $1,074,682 for the year ended December 31, 2008; offsetting these increases were a net loss for the year of $20,543,008.

Investing Activities –

Year ended December 31, 2008

Cash flows used in investing activities of $8,759,840 for the year ended December 31, 2008, were primarily attributed to investments in oil and gas properties totaling $2,978,583; investment in unproved properties of $252,974; and investment in drilling exploratory wells at Mustang Creek of $5,546,486. Other investing activities netted to a cash outflow of $17,434 during the year ended December 31, 2008.

Financing activities -

Year ended December 31, 2008

Cash flows used in financing activities of $10,609,427 for the year ended December 31, 2008, were a result of $12,597,388 in payments to reduce long-term debt offset by $1,987,961 of restricted cash released for drilling operations.

---------------------------------------------------

As described in greater detail above, the current Plan contemplates that all of our operations will cease and all of our securities will be cancelled following the approval of the Plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements which follow are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF NEW CENTURY ENERGY CORP.

Report of Independent Registered Public Accounting Firm	F-2, F-3

Consolidated Balance Sheets at December 31, 2008 and December 31, 2007	F-4, F-5

Consolidated Statements of Operations for the years ended December 31, 2008 and December 31, 2007	F-6

Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2008 and December 31, 2007	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Century Energy Corp.

We have audited the accompanying consolidated balance sheet of New Century Energy Corp. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Century Energy Corp. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered recurring losses from operations and on July 28, 2008, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, P.C.
www.malone-bailey.com

April 24, 2009
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Century Energy Corp.

We have audited the accompanying consolidated balance sheet of New Century Energy Corp. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Century Energy Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PMB HELIN DONOVAN, LLP

/s/ PMB Helin Donovan, LLP

March 28, 2008
Houston, Texas

NEW CENTURY ENERGY CORP.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$2,630,540	$9,522,517
Restricted cash	4,007	1,964,446
Certificate of deposit	-	35,075
Accounts receivable	823,897	2,047,818
Inventory	316,200	512,578
Prepaid expenses and other	89,064	62,560
Total Current Assets	3,863,708	14,144,994

Office equipment, net of accumulated depreciation of $135,458 and $84,528, respectively	68,807	102,303
Oil and gas properties, using successful efforts accounting
Proved properties	68,120,263	62,216,668
Unproved properties	1,084,222	903,738
Wells and related equipment and facilities	9,903,879	7,382,192
	79,108,364	70,502,598
Less accumulated depletion and impairment	(57,482,655)	(30,941,996)
Net oil and gas properties	21,625,709	39,560,602
Deferred loan costs and other assets, net	31,925	250,500
TOTAL ASSETS	$25,590,149	$54,058,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$691,311	$823,976
Accrued liabilities	64,763	754,258
Accrued reorganization expenses	338,652	-
Royalty payable	175,443	233,377
Current portion of notes payable	-	29,730,690
Derivative liability for Laurus warrant	17,949	111,753
Derivative liability for Laurus stock option	66,454	229,074
Single compound embedded derivatives with convertible note	3,347,621	288,966
Derivative liability for Laurus December stock option	50,595	177,074
Total Current Liabilities	4,752,788	32,349,168

Notes payable, less current portion (net of unamortized discount and loan costs
of $0 and $2,002,812, respectively)	-	44,073,786
Asset retirement obligation	800,390	497,704
Liabilities subject to compromise (see Note 3)	63,442,238	-
Total Liabilities	68,995,416	76,920,658

Commitments and Contingencies (see Note 9)	-	-

Stockholders' Deficit

Preferred stock, $.001 par, 20,000,000 shares authorized,
Series A convertible preferred shares, 5,000 shares
designated, none issued	-	-
Series B convertible preferred shares, 2,000,000 shares
designated, none issued	-	-
Common stock, $.001 par value, 200,000,000 shares
authorized, 56,010,612 shares issued and outstanding	56,011	56,011
Additional paid in capital	9,952,743	9,952,743
Retained deficit	(53,414,021)	(32,871,013)
Total Stockholders' Deficit	(43,405,267)	(22,862,259)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,590,149	$54,058,399

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008		2007
Revenues:
Oil and gas sales		$24,330,272		$13,612,303
Gain on sale of oil and gas interest		-		34,680
Gas operations consulting		24,300		36,930

Total revenues		24,354,572		13,683,913

Operating expenses:
Exploration		1,363,628		1,960,977
Lease operating		4,352,258		2,964,389
Production taxes		1,006,372		607,225
Depreciation, depletion and amortization		10,534,247		8,138,310
Impairment of oil and gas properties		16,229,619		10,211,390
General & administrative		1,469,080		1,196,638

Total expenses		34,955,204		25,078,929

Operating loss		(10,600,632)		(11,395,016)

Other income (expense)

Change in fair value of derivative liabilities		(2,674,752)		1,255,507
Interest and amortization of discount on debt (contractual interest expense for 2008
was $11.0 million)		(6,099,243)		(9,368,772)
Purchase and write down of Vertica liabilities		-		59,260
Loss on Natural Gas Put Option		-		(23,460)
Interest and other income		84,178		285,143

Total other expense		(8,689,817)		(7,792,322)

Loss before reorganization expense and income taxes		(19,290,449)		(19,187,338)
Reorganization expense		(1,252,559)		-
Income taxes		-		-

NET LOSS		$(20,543,008)		$(19,187,338)

Loss per share, basic and diluted	$	(0.37)	$	(0.34)

Weighted average common shares used in
computing basic and diluted loss per share		56,010,612		56,010,612

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

December 31, 2006	56,010,612	$56,011	$9,952,743	$(13,683,675)	$(3,674,921)

Net Loss				(19,187,338)	(19,187,338)

December 31, 2007	56,010,612	56,011	9,952,743	(32,871,013)	(22,862,259)

Net Loss				(20,543,008)	(20,543,008)

December 31, 2008	56,010,612	$56,011	$9,952,743	$(53,414,021)	$(43,405,267)

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(20,543,008)	$(19,187,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	10,534,247	8,138,310
Impairment of oil and gas properties	16,229,619	10,211,390
Write down of liabilities on Vertica reverse merger	-	(59,260)
Gain on sale of oil and gas properties	-	(34,680)
Loss on natural gas put option	-	23,460
Net change in fair value of derivatives	2,675,752	(1,255,507)
Accretion of discount on notes to interest expense	2,002,812	1,760,258
Amortization of deferred loan costs	200,500	29,916
Accretion related to asset retirement obligation	302,686	106,518
Changes in working capital:
Accounts receivable	1,223,921	(115,583)
Inventory	196,378	(186,486)
Prepaid expenses and other	(36,513)	(155,980)
Accounts payable	(132,665)	(7,115)
Accrued liabilities	(689,495)	(216,115)
Royalty payments payable	(57,934)	88,835
Liabilities subject to compromise	232,338	-
Accrued reorganization costs	338,652	-----
Net cash provided by (used in) operating activities	12,477,290	(859,377)

Cash flows from investing activities:
Capital expenditures on oil and gas properties	(2,978,583)	(2,059,483)
Decrease in drilling advances	-	62,628
Proceeds from sale of oil and gas property and equipment	-	34,680
Investment in unproved property	(252,974)	(484,832)
Investment in drilling exploratory wells at Mustang Creek	(5,546,486)	(4,655,289)
Investment in marketable securities	35,637	19,462
(Increase) decrease in other assets	(17,434)	2,000

Net cash used in investing activities	(8,759,840)	(7,080,834)

Cash flows from financing activities:
Net proceeds from $5.3M note financing	-	5,114,500
Net proceeds from $7.1M note financing	-	6,851,500
Payments to reduce long-term debt	(12,597,388)	(5,183,558)
Restricted cash released for drilling operations	1,987,961	3,156,008

Net cash provided by (used in) financing activities	(10,609,427)	9,938,450

Net increase (decrease) in cash	(6,891,977)	1,998,239

Cash at beginning of the year	9,522,517	7,524,278

Cash at end of the year	$2,630,540	$9,522,517

Supplemental disclosures of cash flow information:

Interest paid	$(4,542,741)	$(7,555,828)

Income taxes paid	$-	$--
Supplemental disclosures of noncash investing and financing activities
(See Notes 9 and 10)

The accompanying notes are an integral part of these consolidated financial statements.

NEW CENTURY ENERGY CORP.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Century Energy Corp. ("New Century" or the "Company"), along with its two wholly-owned subsidiaries, Century Resources, Inc. (“Century”) and Gulf Coast Oil Corporation (“Gulf Coast”), is an independent oil and gas exploration and production company, with daily net production to its working interest of approximately 600 barrels of oil per day (Bopd) and 1.35 million cubic feet of gas per day (Mcfgpd). The Company’s proved reserves as of December 31, 2008 are 1,140,000 barrels of crude oil and 1.88 billion cubic feet (Bcf) of gas.  The Company’s major areas of operations are located onshore United States, primarily in Matagorda, McMullen, Goliad and Wharton Counties in Texas.

Accounting for Reorganization

On July 28, 2008, New Century Energy Corp. and its subsidiaries Gulf Coast Oil Corporation and Century Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The accompanying consolidated financial statements of New Century Energy Corp. have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. New Century’s consolidated financial statements do not reflect adjustments that might be required if we (or each of the New Century Debtors) are unable to continue as a going concern. SOP 90-7 requires the following for Debtor entities:

•	Reclassification of unsecured or under-secured pre-petition liabilities to a separate line item in the balance sheet which we have called Liabilities Subject to Compromise;

•
Non-accrual of interest expense for financial reporting purposes, to the extent not paid during bankruptcy and not expected to be an allowable claim. However, unpaid contractual interest is calculated for disclosure purposes.

•
Segregation of reorganization items (direct and incremental costs, such as professional fees, of being in bankruptcy) as a separate line item in the statement of operations outside of income from continuing operations;

•
Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the balance sheet, under SFAS No. 5, “Accounting for Contingencies. If valid unrecorded claims meeting the SFAS No. 5 criteria are presented to us in future periods, we would accrue for these amounts, also at the expected amount of the allowed claim rather than at the expected settlement amount.

•	Disclosure of condensed combined debtor entity financial information, if our consolidated financial statements include material subsidiaries that did not file for bankruptcy protection.

•
Upon confirmation of our plan of reorganization, and our emergence from Chapter 11 reorganization, “fresh-start reporting” must be adopted if the reorganization value of our assets immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity. Essentially, the reorganization value of the entity, as mutually agreed to by the debtor-in-possession and its creditors, would be allocated to the entity’s assets in conformity with the procedures specified by SFAS No. 141, “Business Combinations.”

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the federal insured limit of $250,000 from time to time and exceeded that balance at December 31, 2008 by approximately $2.4 million. The terms of these deposits are on demand to minimize risk. The certificate of deposit is maintained in an interest bearing account of a major U.S. domestic bank.

Revenue recognition and accounts receivable

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers, when title passes, the amount is determinable, and collection is reasonably assured. There were no imbalances at December 31, 2008.

Currently all of our working interest producing wells are located in Texas and all of our revenue is generated in Texas.

The Company periodically reviews its accounts receivable for collectability, and has determined that no allowance for doubtful accounts is warranted at December 31, 2008.  The Company generally does not require collateral.

Inventory

The Company carries small inventories of crude oil in its stock tanks located on each oil producing property. Inventory costs include expenditures and other charges (including depreciation) directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling expenses and general and administrative expenses are reported as period costs and excluded from inventory cost.  Inventories of materials and supplies are valued at the lower of cost or market.

Oil and gas properties

We follow the successful efforts method of accounting for our oil and gas activities, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. As of December 31, 2008, we have no capitalized costs for exploratory wells pending determination of proved reserves. We generally pursue acquisition and development of proved reserves as opposed to exploration activities. A significant portion of the property costs reflected in the accompanying consolidated balance sheet are from acquisitions of proved properties from other oil and gas companies.

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

If conditions indicate that long-term assets may be impaired, the carrying value of the property is compared to management's undiscounted future estimated pre-tax cash flow from properties generally aggregated on a field-level basis. If impairment is necessary, the asset carrying value is written down to fair value using future estimated discounted cash flows. Cash flow estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant unproved properties is assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis.

We recognized an impairment of proved properties at December 31, 2008 of $16,057,342 as a result of a significant reduction in proved reserves in our Wishbone and Mustang Creek fields.  Our proved reserves decreased by 43% and 31% for the Wishbone and Mustang Creek fields, respectively.  The reduction in both fields was due to downward revisions based on actual well performance over time combined with the projection of significantly lower oil and gas prices for future years.

We also recognized an impairment of $172,277 on our unproved properties in the state of California based on current market conditions and drilling feasibility in that region.

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

There can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. The Company has not capitalized any interest in 2008 or 2007 relating to expenditures for significant exploration and development projects.

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

Interest Expense

Interest expense primarily consists of interest on outstanding loans, amortization of deferred loan costs, and amortization of debt discount. Costs incurred to secure debt financing is capitalized and amortized into interest expense over the terms of the respective loans using the effective interest method. Debt discount is amortized into interest expense over the term of the loan using the effective interest method. At December 31, 2008 and 2007, we had $0 and $2,002,812 in unamortized deffered loan costs and unamortized debt discount.

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

In July 2006, the FASB issued “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109 (“FIN 48”), effective for years beginning after December 15, 2006. FIN 48 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, FIN 48 implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of FIN 48 had no material impact to the Company’s consolidated financial statements. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation.

Loss per share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be anti-dilutive and therefore are not included in the calculation.

Fair Value Measurements

We adopted SFAS No. 157 effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

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

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at December 31, 2008 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative liabilities	$-	$(3,482,619)	$-	$(3,482,619)
Total	$-	$(3,482,619)	$-	$(3,482,619)

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a frame work for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS 157 in the first quarter of fiscal 2008. We adopted SFAS 157 effective January 1, 2008, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided above.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in the consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

NOTE 2 – CHAPTER 11 BANKRUPTCY AND GOING CONCERN

Chapter 11 Bankruptcy

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

On September 29, 2008, the Bankruptcy Court, approved the Stipulated Final Order Authorizing Use of Cash Collateral (the “Cash Collateral Order”) for the period of July 28, 2008, the date the Company commenced its Chapter 11 cases (the “Petition Date”), to January 23, 2009 (the “Cash Collateral Use Period”), unless this Cash Collateral Use Period is terminated earlier pursuant to the terms of the Cash Collateral Order.  Under this Cash Collateral Order, the Company was permitted to use cash collateral to pay the expenses set forth on the agreed budget through the period ending November 28, 2008 to pay the “Adequate Protection Payment” of $750,000 per month commencing September 15, 2008, and continuing during the term of the Cash Collateral Use Period to Laurus Master Fund, Ltd. (“Laurus”). The Cash Collateral Order contained certain deadlines regarding the Debtors' filing and confirmation of a plan of reorganization. The Cash Collateral Order provided that the automatic stay as to Laurus would be lifted without further order unless the deadlines were met. Because those deadlines were not met, the automatic stay with respect to Laurus's liens was lifted on January 18, 2009.

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

On November 3, 2008, a hearing was conducted in the Court to hear the Debtor’s Expedited Motion to Determine the Amount of Laurus Master Fund Ltd.’s (“Laurus”) Secured Claim, which sought an order of the Bankruptcy Court determining Laurus’s entitlement to certain types of damages and penalties as part of its secured claim.  Prior to filing the Motion the Debtors had agreed, and a Court Order was entered confirming Laurus’s secured claim in the amount of at least $66 million.  Thus the purpose of the Motion was to determine if Laurus is entitled to a claim in excess of $66 million.  In light of the agreement with Laurus to limit the amount of its credit bid on the Debtors’ Properties to $75 million, the Debtors have withdrawn the Motion to Determine Amount of Laurus’s Secured Claim.

On November 7, 2008, the Debtors filed their Joint Plan of Reorganization (the “Original Plan”).  The Original Plan contemplated the restructuring of the obligations under the Notes by the issuance of new notes that would pay in full the obligations owed to Laurus.  Because of the continuing decrease in oil and gas prices during the later half of 2008 and continuing into 2009, the Debtors determined that it could not confirm the Original Plan.  Accordingly, the Debtors withdrew the Original Plan.

On December 19, 2008, the Debtors filed their Motion Pursuant to Sections 105, 363, and 365 of the Bankruptcy Code for an Order Authorizing the Sale Free and Clear of All Liens, Claims and Encumbrances and for Assumption and Assignment of Executory Contracts.  The Sale Motion was heard by the Bankruptcy Court on January 26, 2009.  On January 28, 2009, the Bankruptcy Court denied the Sale Motion (Docket No. 211), and the Bankruptcy Court issued its findings of fact and conclusions of law on February 12, 2009 (Docket No. 237).

On March 13, 2009, the Debtors filed a “First Amended Joint Plan of Reorganization Under Chapter 11, Title 11 of the United States Code” (the “Plan”) with the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Court”) in connection with the Company’s pending Chapter 11 Bankruptcy proceedings (the “Bankruptcy” and/or the “Bankruptcy Proceeding”).

The Plan is proposed as a joint plan of reorganization for the Company and its affiliates under its pending Bankruptcy Proceeding.  The purpose of the Plan is to orderly liquidate the Company’s Property.  The Plan is subject to the approval of the Court and the approval by the creditors of the Company (the “Creditors”) as described in the Plan.

The following is a summary of certain of the material terms of the Plan.

Pursuant to the Plan:

•
each Allowed Administrative Claim (as defined in the Plan) will receive, in full satisfaction, settlement, release, and discharge of and in exchange for such Allowed Administrative Claim (a) Cash equal to the unpaid portion of such Allowed Administrative Claim or (b) such other treatment as to which the Company and such holder have agreed upon in writing; provided, however, that Allowed Administrative Claims with respect to liabilities incurred by the Company in the ordinary course of business during the Chapter 11 Cases will be paid in the ordinary course of business in accordance with the terms and conditions of any agreements relating thereto;

•
Laurus Master Fund, Ltd. and its assigns (“Laurus”), the Company’s largest creditor will receive in full satisfaction, settlement, release and discharge of and in exchange for all of its claims, substantially all of the proceeds from the sale of substantially all of the Company’s Assets (as described below); and

•	each holder of certain general unsecured claims, as described in the Plan will receive cash equal to their ratable share of the Unsecured Creditors Fund (as defined in the Plan).

The Plan constitutes a motion under section 363 of the United States Bankruptcy Code to sell all of the Company’s assets, personal and real, tangible and intangible, including but not limited to its interests in realty, minerals, oil and gas leases and properties (collectively the “Assets”) pursuant to the terms of an Asset Purchase Agreement by and between the Company, NCEY Holdings Corp. (“NCEY”, described in greater detail below) and Brazos Lateral Holdings Corp. (the “Purchase Agreement”), and the Plan, at a hearing to be held as described and approved in the Plan.

The Plan anticipates the formation of a new holding company, NCEY, which will be transferred the Assets following the approval of the Plan and sale of the Assets (assuming Laurus is the high bidder for such Assets) pursuant to the Purchase Agreement.  It is currently contemplated that NCEY may employ certain current members of the management and technical team of the Company, including Edward R. DeStefano, the Company’s current Chief Executive Officer and sole Director,  the Company’s Chief Financial Officer and  the Company’s Controller, among other persons.  Management and technical employees may be awarded ownership of certain of NCEY’s securities at the discretion of the CEO and Laurus, which ownership and which employment has not been finalized to date.  Aside from Laurus and certain members of the Company’s management and technical team, it is not anticipated that there will be any other initial shareholders of NCEY.

For the purposes of bidding at the sale, the Company and Laurus have agreed that Laurus may credit bid for the Company’s Assets, and including any cash on hand, up to $75 million.  If Laurus is the winning bidder at the sale, unless the net sales price is greater than $75 million, then all cash on hand as well as the Company’s Assets will be distributed to Laurus, NCEY Holdings Corp., and/or Brazos Lateral Holdings Corp.  If the sale of the Company’s Assets results in net proceeds in excess of $75 million, then $75 million will be distributed to Laurus, and any remaining proceeds will be as provided in the Plan. The Company does not anticipate that the sale of the Assets will exceed $75 million.

The cash on hand that the Company has and the net proceeds of the sale of the Assets, if any, will result in cash available for distribution to Creditors as provided under the Plan, as described above, and as described in greater detail in the Plan.

The Plan also provides that Broadpoint Capital, Inc. (“Broadpoint”), which was the Company’s financial advisor from the date of the Company’s entry into Bankruptcy, until February 10, 2009 shall receive the total sum of $326,000, and shall be allowed to keep the moneys it has previously received from the Company, in full and final satisfaction of its claims against the Company.

Additionally, pursuant to the Plan, each equity owner of New Century Energy Corp., Century Resources, Inc. and Gulf Coast Oil Corporation will have any and all rights related to or arising from such owners’ common stock or other securities of any of the above entities cancelled and extinguished on the date the Court approves the Plan, assuming such Plan is approved by the Court (the “Effective Date”) and the Company and its subsidiaries will be dissolved and will cease doing business on the Effective Date.

On March 13, 2009, the Debtors also filed the “First Amended Disclosure Statement with Respect to Joint Plan of Reorganization under Chapter 11, Title 11 of the Debtors” (the “Disclosure Statement”), pursuant to section 1125 of the Bankruptcy Code, for use in the solicitation of votes on the Plan.  This Disclosure Statement set forth certain information regarding the Debtors’ prepetition operating and financial history, their need to seek chapter 11 protection, significant events that have occurred during the Chapter 11 Cases and the anticipated liquidation of the Debtors under the Plan. This Disclosure Statement also describes terms and provisions of the Plan, including certain alternatives to the Plan, certain effects of confirmation of the Plan, and the manner in which distributions will be made under the Plan.  In addition, this Disclosure Statement discusses the confirmation process and the voting procedures that holders of Claims entitled to vote under the Plan must follow for their votes to be counted.

The hearing to consider confirmation of the Plan (the “Confirmation Hearing”) is scheduled for May 8, 2009 at 2:00PM before the Bankruptcy Court, conditioned upon the approval of the Disclosure Statement at the hearing scheduled for April 27, 2009 (the “Disclosure Statement Hearing”).

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

Going Concern

The Company is operating pursuant to Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability to (i) construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code; (ii) achieve profitability; (iii) achieve sufficient cash flows from operations; and (iv) obtain financing to meet the Company’s future obligations. These matters create substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The conditions described above create substantial doubt as to New Century’s ability to continue as a going concern.  The 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 Filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Refer to Note 2, Chapter 11 Bankruptcy and Going Concern. Although prepetition claims are generally stayed, at hearings held in October 2008, the Court granted approval for the Company to pay prepetition fixed, liquidated and undisputed claims of certain suppliers of materials, goods and services which whom the Company continues to do business and whose goods and services are essential to the continued operations of the Company.

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise.

SOP  90-7 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Liabilities subject to compromise consist of the following:

December 31,
2008

Current portion of notes payable	$63,209,900
Accounts payable (lease operating expenses)	222,750
Accounts payable (general and administrative expenses)	9,588

Total Liabilities Subject to Compromise	$63,442,238

NOTE 4 - DEBT

A recap of the Company’s Notes Payable is as follows:

	December 31, 2008	December 31, 2007
Current portion:

Second Amended and Restated Secured Convertible Term (interest rate equal to the Wall Street Journal prime rate plus two points but not less than 7%, maturity date of June 30, 2008)	$11,158,736	$12,300,000

Third Amended And Restated Secured Term (interest rate of 20%, maturity date of July 1, 2008)	6,006,259	6,351,391

December 2006 Secured Term (interest rate equal to the Wall Street Journal prime rate plus two points but not less than 8%, maturity date of January 4, 2010)	13,298,245	2,400,000

New Century November 2007 Secured Term (interest rate equal to the Wall Street Journal prime rate plus two points but not less than 8%,	4,110,407	143,950
maturity date of November 20, 2010)
Gulf Coast (interest rate equal to the Wall Street Journal prime rate plus two points but not less than 8%, maturity date of October 28, 2009)	22,860,689	8,414,496

Gulf Coast November 2007 Secured Term (interest rate equal to the Wall Street Journal prime rate plus two points but not less than 8%, maturity date of November 20, 2010)	5,775,564	120,853

Total current portion of notes payable	$63,209,900	$29,730,690

Noncurrent portion:

December 2006 Secured Term	$-	12,611,328
New Century November 2007 Secured Term	-	5,156,050
Gulf Coast	-	21,330,072
Gulf Coast November 2007 Secured Term	-	6,979,148

Total noncurrent portion of notes payable	-	$46,076,598
Less: Unamortized discount	-	(2,002,812)

Net payable (net of unamortized discount)	$63,209,900	$73,804,476

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

Interest and amortization of discount on debt expense for the years ended December 31, 2008 and 2007 can be broken down as follows:

	Year Ended December 31
	2008	2007
Interest expense on notional balance	$3,895,921	$7,578,598
Accretion of notes discounts and amortization of deferred loan costs and discounts	2,203,322	1,790,174
	$6,099,243	$9,368,772

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

As discussed in Note 2 above, on July 28, 2008, the Company filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas. In total, the Laurus Agreements, evidenced by five (5) separate notes totaling approximately $63 million, which amount does not include any default interest and/or default payments due in connection with such Laurus Agreements, which default payments may total an additional 30% of the amount owed to Laurus.

For the period from July 28, 2008 through December 31, 2008, the Company made four debt payments to Laurus in the amount of $750,000 each.  We recorded these payments as reductions in the principal amount owed on the various Laurus loans as it appears that the debt owed to Laurus is most likely under-collateralized due to current market conditions.  We were unable to confirm our outstanding debt amount with Laurus as they have applied most of our $750,000 payments against accrued interest.

NOTE 5 - DERIVATIVE LIABILITIES

The Second Amended and Restated Secured Convertible Term Note (the “Secured Convertible Note”) with Laurus was deemed to have both freestanding and embedded derivative instruments under SFAS No. 133.  The Laurus Warrant, Laurus Option and Laurus December Option included within the Secured Convertible Note have been accounted for as freestanding derivative liabilities and are fair valued under the Black-Scholes Method.  The interest rate adjustment, option redemption, form of payment and conversion features of the Secured Convertible Note have been bundled together as a Single Compound Embedded Derivative Liability, and is fair valued under a layered discounted probability-weighted expected cash flow methodology.

The following assumptions were used in the valuation of the derivative liabilities at December 31, 2008:

Probability-Weighted Expected Cash Flow Methodology -

Assumptions:
Single Compound Embedded Derivative within Convertible Note

Risk - free interest rate	0.27%

Prime rate (increasing .25% each quarter of first year)	3.25%

Timely registration	100.00%

Default status	100.00%

Alternative financing available and exercised	0.00%

Trading volume, gross monthly dollars (monthly increase)	1.00%

Annual growth rate of stock price	21.151%

Future projected volatility	140.00%

 The following assumptions were used in the preparation of the valuations at December 31, 2008:

Black-Scholes Methodology:

		Laurus
	Laurus	December	Laurus
Assumptions	Option	Option	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.05%	3.05%	1.00%
Volatility	140.00%	140.00%	140.00%
Expected term	20 years	20 years	3.50 years

FAIR VALUE OF DERIVATIVES

The fair value of the Company's derivative liabilities comprised the following as of December 31, 2008:

Laurus Warrant	$17,949
Laurus Stock Option	66,454
Single compound embedded derivative within Convertible Note	3,347,621
Laurus December Option	50,595
Total	$3,482,619

The net (increase) / decrease in fair value of the Company's derivative liabilities for each of the years ended December 31, 2008 and 2007 was as follows:

	2008	2007

Laurus Warrant	$93,804	$295,729
Laurus Stock Option	163,620	490,608
Single compound embedded derivative
within Convertible Note	126,477	89,934
Laurus December Option	(3,058,653)	379,236
(Increase) / Decrease - fair value of derivative liabilities	$(2,674,752)	$1,255,507

The increase in the fair value of the derivative liabilities (mark-to-market) during 2008 is due primarily to the Company’s bankruptcy filing which caused the default status percentage to increase from 5% at December 31, 2007 to 100% at December 31, 2008.  The decrease in the fair value of the derivative liabilities (mark-to-market) during 2007 was due to the increasing volatility and the wide, but mostly downward sliding, fluctuations in the price of our common stock during the year. Prices ranged from $0.160 per share on February 16, 2007 to $0.026 per share on December 28, 2007. The closing price of our stock and volatility assumption was $0.035 per share and 125% at December 31, 2007, versus $0.110 and 100% at December 31, 2006. The changes in the fair value of the derivative liabilities have been recorded under Other Income (Expense) in the accompanying consolidated statements of operations.

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

NOTE 6 - OTHER INCOME (EXPENSE)

For each of the periods ended December 31, 2008 and December 31, 2007, $0 and $59,260 has been released into Other Income, in connection with the reverse merger with Vertica in 2004. The release is comprised of settlements with creditors, the expiration of the statutory four-year aging period, and the settlement agreement with prior Vertica employees regarding disputed back wages. As of December 31, 2008 and 2007, liabilities related to the purchase of the Vertica shell were zero.

In February 2007, the Company invested in a natural gas put option for 20,000 thousand British Thermal Units (“Mmbtu’s”) of gas.  The option was purchased for a "Strike Price" of $7.30 (less $0.70 commission) with determination periods each month from February 2007 through October 2007.  The "Floating Price" is calculated approximately three days prior to the beginning of the determination period.  If the "Strike Price" is greater than the "Floating Price" for a period, then the Company will receive an amount equal to the excess of the "Strike Price" over the "Floating Price" for each Mmbtu purchased.  This natural gas put option did not qualify for hedge accounting for financial reporting purposes, and the Company has recognized a loss on marketable securities of $23,460 for the twelve months ended December 31, 2007.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, and (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.  As of December 31, 2008 and 2007, the Company has determined that no liability is required to be recognized due to adoption of FIN 48.

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FIN 48-1) which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is “effectively,” rather than the previously required “ultimately,” settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. The Company has adopted FIN 48-1 and no retroactive adjustments were necessary.

The Company has a net operating loss for financial accounting purposes of approximately $20,543,000 for the year ended December 31, 2008. The Company has a potential deferred tax asset of approximately $9,361,000 as a result of the tax net operating loss and percentage depletion carry forward for December 31, 2008. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carry forwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $4,913,000 for the year ended December 31, 2008.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2008 and 2007.

	2008	2007
Loss before income taxes	$(20,543,007)	$(19,187,338)

Income tax benefit computed at statutory rates	$(6,984,622)	$(6,523,695)
Net increase (decrease) in fair value of derivative liabilities	1,391,916	(427,902)
Loss on early extinguishment of debt	281,029	-
Permanent differences	405,887	(17,804)
Increase in valuation allowance	4,912,593	6,754,263
Other	(6,803)	215,138
Provision for income taxes	$0	$0

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss and percentage depletion carry forward for financial reporting purposes of approximately $27,532,000 at December 31, 2008, which will expire in 2024 through 2028 if not utilized. Section 382 of the Internal Revenue Code limits net operating loss and tax credit carry forwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period.

The tax effects of the temporary differences between income for financial and income tax reporting purposes are recognized as deferred tax assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2008 and 2007 are set out below:

	2008	2007
Deferred tax assets:
Net operating loss and percentage depletion carry forwards	$9,693,003	$8,993,166
Asset retirement obligation	272,133	169,219
Valuation allowance	(15,405,029)	(10,492,436)
Tax/book difference in amortization of loan costs	281,872	(119,725)
Revision to net operating loss carry forward	(332,222)	230,451
Deferred tax liabilities:
Book over tax depreciation, depletion
and capitalization methods on oil and gas properties	5,490,243	1,219,325
Net deferred tax asset	$-	$-

NOTE 8 - ASSET RETIREMENT OBLIGATION

A summary of the changes in the asset retirement obligation during 2008 and 2007 is as follows:

	2008	2007

Carrying amount of obligation at beginning of year	$497,704	$391,186
Obligations incurred	90,741	50,728
Accretion expense	93,105	46,015
Revision in estimated liabilities	118,840	9,775
Carrying amount of obligation at end of year	$800,390	$497,704

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

Future minimum lease commitments on our office space lease in Houston, Texas are as follows as of December 31, 2008:

Years ending December 31
2009	$67,624
2010	69,473
2011	71,321
2012	72,092
2013	36,046
Total	$316,556

Rent expense for 2008 and 2007 was $76,021 and $38,494, respectively.

Litigation

In February 2008, a demand was made by letter from counsel for J & P Family Properties, Ltd. and Lara Energy, Inc. (the “Claimants”).  The letter relates only to Gulf Coast’s McMullen County and Atascosa County properties and possible acquisitions, all as found in an area outlined on a plat attached to a Geophysical Exploration Agreement dated January 8, 2004 between Manti Resources, Inc. and the Claimants, describing an Area of Mutual Interest.  Claimants contend that pursuant to a June 1, 2006 letter agreement, Gulf Coast assumed Manti’s obligations to assign overriding royalties up to 3% on future acquisitions within the referenced area.  The demand seeks assignments of overriding royalty interest believed in no event to exceed 3%, and in some cases less, on newly acquired (since June 1, 2006) acreage together with various forms of information regarding operation, in the referenced area. On or about July 24, 2008, Gulf Coast entered into a Settlement Agreement (the “Settlement Agreement”) with the Claimants. In connection with the overriding royalty interests that Gulf Coast agreed to grant to the Claimants, Gulf Coast made a payment of $32,860 to Lara and $32,860 to J&P to satisfy the full amount of the payments they would have been due in connection with such overriding royalty interests which accrued from the date of first production by Gulf Coast through April 2008. Finally, pursuant to and in consideration for the parties agreeing to enter into the Settlement Agreement, each Claimant and Gulf Coast agreed to release, acquit and forever discharge each other and their related parties from and against any and all claims or damages of any nature, known or unknown, which could have been asserted by the Claimants in connection with the previous claims made by such Claimants.

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

Additionally, pursuant to the Amended Viking Agreement, we agreed to issue an aggregate of 200,000 restricted shares of common stock, 100,000 shares each to two individuals. With such issuance, the individuals agreed, pursuant to a Lock-Up Agreement not to sell their restricted shares of common stock until July 1, 2008, to comply with Laurus' Convertible Note restrictions on our ability to issue shares of common stock without affecting the Fixed Conversion Price of the Convertible Note.

NOTE 10 - OTHER STOCKHOLDERS' EQUITY TRANSACTIONS

Options and Warrants

Activity in 2008	Options	Warrants
Outstanding, 1/1/2008	11,609,176	7,258,065
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding, end of year	11,609,176	7,258,065
Exercisable, end of year	11,609,176	7,258,065
Available for grant, end of year	11,609,176	7,258,065

The weighted average option and warrant exercise price information for 2008 is as follows:

Activity in 2008	Options	Warrants

Outstanding, beginning of year	$0.001	$0.80
Granted during the year	$-	$-
Exercised during the year	$-	$-
Expired or cancelled during the year	$-	$-
Outstanding at end of year	$0.001	$0.80
Exercisable at end of year	$0.001	$0.80

Significant option and warrant groups outstanding at December 31, 2008, and related weighted average exercise price and remaining life information is as follows:

Grant date	Options	Warrants	Exercisable	Weighted	Exercise
Remaining Life (Years)	Outstanding	Outstanding	Options	Warrants	Price
June 30, 2005 (indefinite)	6,547,784		6,547,784		$0.001
June 30, 2005 (3.50)		7,258,065	-	7,258,065	$0.800
December 30, 2005 (indefinite)	5,061,392		5,061,392		$0.001
As of December 31, 2008	11,609,176	7,258,065	11,609,176	7,258,065

At December 31, 2008, approximately 44.0 million shares of common stock were reserved for issuance under the Convertible Note, the Laurus Stock Option, the Laurus Warrant, and the Laurus December Option. Additionally, 10 million shares of common stock were reserved for issuance under the 2007 Stock Incentive Plan (see Note 11).

NOTE 11 - EMPLOYEE BENEFIT PLANS

401(k) Plan

Our Company has an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation. Effective July 1, 2008, the Company is obligated to make safe harbor matching contributions equal to 100% of a participant’s elective deferrals; however, the Company will not match elective deferrals that exceed 6% of a participant’s eligible earnings.  The Company may also make non-elective contributions to the plan, although the Company is not required to do so.  No such non-elective contributions were made in 2008 or 2007.

The Company made $12,143 and $3,312 in matching employer contribution to the 401(k) Plan in 2008 and 2007, respectively.

2000 Stock Incentive Plan, 2002 Stock Incentive Plan and 2004 Stock Incentive Plan

On October 9, 2007, at an annual meeting of stockholders of the Company, the Company’s majority shareholder, Edward R. DeStefano, also the Company’s sole officer and Director, ratified the Company’s 2007 Stock Incentive Plan and approved the cancellation of the Company’s previously adopted 2000 Stock Incentive Plan, 2002 Stock Incentive Plan and 2004 Stock Incentive Plan, without affecting any of the securities issued or granted pursuant to such plans.  As of December 31, 2008 and 2007, there were no options or warrants granted or outstanding under the 2000 Stock Incentive Plan, 2002 Stock Incentive Plan and 2004 Stock Incentive Plan.

2007 Stock Incentive Plan

The Company’s 2007 Stock Incentive Plan, which includes a total of up to ten million (10,000,000) shares or options provides an opportunity for any employee, officer, Director or consultant of the Company, except for instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company's securities, subject to any other limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company's success, and such other factors as the Board of Directors in its discretion shall deem relevant.  As of December 31, 2008 and 2007, there were no options or warrants granted or outstanding under the 2007 Stock Incentive Plan.

NOTE 12 - CONCENTRATIONS

Major Purchaser

During 2008 and 2007, New Century’s operated properties had two purchasers who accounted for 100% of crude oil sales and two different purchasers who accounted for 100% of sales of natural gas products. New Century’s non-operated properties had yet another purchaser who individually accounted for 100% of sales of all natural gas production for the same periods of 2008 and 2007.

Predominance of Sales

In 2008 and 2007, crude oil sales accounted for 83% and 79%, respectively, and sales of natural gas products accounted for 17% and 21%, respectively, of total revenue from oil and gas operations.

Primary lenders

All of our existing notes payable in the amount of approximately $63.2 million are due to Laurus Master Fund, LTD and/or one of its affiliate companies (Valens Onshore US SPV I, LLC; Valens Offshore Fund SPV I, Ltd; Valens Offshore US SPV II, LLC; and P-Source Structured Debt).  We are currently in default on all of our notes payable with Laurus and its affiliate companies (see Note 4).

NOTE 13 - SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration, and development activities:

December 31, 2008
Proved properties	$68,120,263
Unproved properties	1,084,222
Wells and related equipment and facilities	9,903,879
$79,108,364
Less accumulated depreciation, depletion,
amortization and impairment	(57,482,655)
Net capitalized costs	$21,625,709

Costs incurred for property acquisition, exploration, and development activities.

	Year ended December 31,
	2008	2007
Acquisition of properties
-Proved	$-	$-
-Unproved	252,974	484,832
Exploration costs	1,363,628	1,960,977
Development costs	8,342,793	6,514,772
Total costs incurred for property
acquisition, exploration, and
development activities	$9,959,395	$8,960,581

Results of Operations for oil and gas producing activities:

	Year ended December 31,
	2008	2007
Oil and gas sales	$24,330,272	$13,612,303
Gain on sale of oil and gas interest	-	34,680
Gas operations consulting	24,300	36,930
Production costs	(5,358,630)	(3,571,614)
Exploration expenses	(1,363,628)	(1,960,977)
Depreciation, depletion and amortization	(10,534,247)	(8,138,310)
Impairment of oil and gas properties (a)	(16,229,619)	(10,211,390)
	(9,131,552)	(10,198,378)
Income tax expense, 34% rate	-	-
Results of operations for oil and
gas producing activities (excluding
corporate overhead and financing costs)	$(9,131,552)	$(10,198,378)

(a)   We recognized an impairment of proved properties at December 31, 2008 of $16,057,342 as a result of a significant reduction in proved reserves in our Wishbone and Mustang Creek fields.  Our proved reserves decreased by 43% and 31% for the Wishbone and Mustang Creek fields, respectively.  The reduction in both fields was due to downward revisions based on actual well performance over time combined with the projection of significantly lower oil and gas prices for future years. We also recognized an impairment of $172,277 on our unproved properties in the state of California based on current market conditions and drilling feasibility in that region. We recognized an impairment of proved properties at December 31, 2007 of $10,211,390 as a result of a significant reduction in proved reserves in our Wishbone Field.  During 2007, the Company’s proved gas reserves in the Wishbone Field were decreased by 57%.  The majority of this reduction, approximately ninety percent (90%), was due to a significant reduction in future proved undeveloped (PUD) locations projected to be drilled.  This reduction was based on the operator’s indication that only one more PUD may be drilled due to current high drilling costs and lower product prices.  In addition, the decline rate associated with the existing proved developed producing (PDP) gas reserves was steeper than previously projected, which contributed to approximately ten percent (10%) of the decrease in the proved reserves in this field.

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

	2008				2007
	Oil		Gas		Oil		Gas
	(Bbls)		(MMcf)		(Bbls)		(MMcf)
Proved developed and undeveloped reserves
Beginning of year	1,613,224		3,041		858,423		7,187
Revisions of previous estimates	(340,586	)d	(664	)f	667,606	[a]	(3,693)[c]
Purchases of minerals in place	-		-		-		-
Production	(202,055)		(500)		(146,579)		(453)
Extensions and discoveries	69,849	e	-		233,774	[b]	-
End of the year	1,140,432		1,877		1,613,224		3,041
Proved developed reserves
Beginning of year	1,398,912		2,214		790,800		2,131
End of year	962,610		1,049		1,398,912		2,214

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

d
The downward revision of previous estimates by 340,586 net barrels is primarily a result of changes in the Mustang Creek Field.  Total proved reserves per the December 31, 2007 reserve report prepared by R.A. Lenser (the “Lenser Report”) were 1,233,060 net barrels versus 853,932 net barrels per the December 31, 2008 Lenser Report. This decrease was due to (1) the production of 170,817 net barrels of oil during 2008, and (2) downward revisions to the reserves based on actual well performance over time, and more significantly, due to much lower oil prices projected for future years.  The oil price used to project reserves on the December 31, 2007 Lenser Report was $91.50 compared to an oil price of $42.51 used on the December 31, 2008 Lenser Report.  The lower oil pricing caused a significant reduction in oil reserves, as the productive life of our wells curtailed due to lower projected revenue causing the economic limit of certain wells to be reached sooner.

e
In 2008, we drilled eight new wells in the Mustang Creek Field and one new well in the Tenna Field which resulted in additions to our proved reserves at December 31, 2008.  Their total proved reserves per the December 31, 2008 Lenser Report were as follows:

Proved
Well	Reserves
Rabke Maspero Oil Unit	-
Rabke #3	-
Rabke #4	20,509
Dowdy #1	198
Double K Noerth #6	16,188
Rabke Maspero Unit #4	25,952
Rabke Maspero Unit #5	1,258
Rabke Maspero Unit #6	295
Brothers Cattle #5	5,449
Total	69,849

f
The downward revision of previous estimates by 664 net MMCF of gas is primarily the result of changes in the gas reserves in the Wishbone Field.  As of December 31, 2008, the Company’s proved gas reserves in the Wishbone Field were decreased by 43% to 849 MMCF from 1,478 MMCF on December 31, 2007, or a difference of 629 MMCF.  Of the total 629 MMCF reduction in proved gas reserves, 119 MMCF was due to actual net gas produced during 2008 and 510 MMCF from downward revisions to estimates of proved reserves.  The majority of the 510 MMCF downward revision to proved reserves in 2008 can be attributed to a steeper decline rate associated with the existing wells and the failed recompletion attempts for proved behind pipe reserves in the LHGU #2 and LHGU #10 wells.

Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2008 and 2007 (in $000's)
	2008	2007

Future cash inflows	$58,073	$166,693
Future production costs	(18,882)	(34,036)
Future development costs	(3,225)	(2,250)
Future income tax expenses, at 34%	-	(16,071)
Future gross cash flows	35,966	114,336

Less: 10% annual discount for
estimated timing of cash flows	(14,333)	(34,304)
Standardized measures of discounted future net cash flows
relating to proved oil and gas reserves	$21,633	$80,032

The following reconciles the change in the standardized measure of discounted future net cash flow during 2008 and 2007.

	2008	2007
Beginning of year	$80,032	$51,566
Sales of oil and gas produced, net of production costs	(19,693)	(11,035)
Net changes in sales price, net of production costs	(37,791)	33,416
Development cost incurred during the periods that reduced future development costs	541	698
Extensions and discoveries, net of development costs	1,765	13,815
Purchase of reserves in place	-	-
Accretion of discount	4,942	2,018
Net changes in estimated future development costs	912	(1,271)
Revisions of previous quantity estimates	(7,557)	2,436
Changes in future income tax expense	951	(951)
Changes in production rates and other	(2,469)	(10,660)
End of year	$21,633	$80,032

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our consolidated financial statements for the year ended December 31, 2007 were audited by PMB Helin Donovan, LLP (“PMB”). Effective July 16, 2008, the client auditor relationship between us and PMB ceased as the former accountant was dismissed. Effective July 16, 2008, we engaged Malone & Bailey, PC, Certified Public Accountants (“Malone”) as our principal independent public accountant for the fiscal year ended December 31, 2008. The decision to change accountants from PMB to Malone was recommended and approved by the Company’s Board of Directors on July 16, 2008. PMB had been engaged by the Company on April 11, 2005.

During the period beginning April 11, 2005 (the date that the Company engaged PMB) up to and including the date the relationship with PMB ceased, there were no disagreements with PMB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PMB would have caused PMB to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s financial statements. There have been no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K during the interim period up to and including the date the relationship with PMB ceased.

PMB audited the balance sheet of the Company as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 31, 2007 and 2006. PMB’s report on the Company's financial statements for the fiscal years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company authorized PMB to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's principal independent accountant. The Company has requested that PMB review the disclosure and PMB has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is filed as an exhibit to this report.

The Company did not previously consult with Malone regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and PMB, the Company's previous principal independent accountants, as there were no such disagreements, or an other reportable event (as defined in Item 304(a)(1)(iv) of Regulation S-K) during the interim period up to an including the date the relationship with PMB ceased. Neither has the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

(a)        Disclosure Controls and Procedures.

As of December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the design and operation of our disclosure controls and procedures to ensure that information  required to be disclosed in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

             Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008

             This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

             There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our director and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and director are as follows:

Name	Age	Position

Edward R. DeStefano	56	Chief Executive Officer, President, Secretary, Treasurer and Director

Ken Cleveland	42	Chief Financial Officer

EDWARD R. DESTEFANO
Chief Executive Officer, President, Secretary, Treasurer and Director

Edward R. DeStefano has served as our Chief Executive Officer, President, Secretary, Treasurer and Director since November 2, 2004. From November 2, 2004 to January 31, 2008, Mr. DeStefano also served as Chief Financial Officer of the Company.  Mr. DeStefano has served as the Chief Executive Officer of Century Resources, Inc. since June 1985, which company became our wholly owned subsidiary in connection with the Exchange, discussed above under "Description of Business". From June 1981 to June 1985, Mr. DeStefano served as the Director of Operations of Aracca Petroleum Corporation. From January 1976 to June 1981, Mr. DeStefano was employed as an exploration associate with Gulf Oil Corporation. Mr. DeStefano obtained a Bachelors of Science degree from Ithaca College in 1975. He completed additional course work in Energy Economics at the University of Houston in 1980. Mr. DeStefano is a member of the Houston Geological Society, North Texas Oil and Gas Association, Society of Petroleum Engineers, and the American Association of Petroleum Geologists.

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

AMENDED EMPLOYMENT AGREEMENT WITH KEN CLEVELAND

The Company named Ken Cleveland as Acting Chief Financial Officer effective January 31, 2008.  Mr. Cleveland provided his services to the Company as a consultant with Agility Financial Partners, LLC until August 1, 2008 when he became an employee of the Company pursuant to the Ken Cleveland Employment Agreement (the “Original Agreement”).  On or about February 1, 2009, the Company and Mr. Cleveland entered into the Amended Ken Cleveland Employment Agreement (the “Amended Employment Agreement”). Pursuant to this Amended Employment Agreement, Mr. Cleveland will receive a base salary of $85 per hour for all hours worked for the Company.  The term of this amended agreement is a month to month basis and may be extended for successive one month terms, subject to being earlier terminated pursuant to Article 5 of the Original Agreement.

Under the Amended Employment Agreement, we agreed to indemnify and hold harmless Mr. Cleveland, his nominees and/or assigns against any and all losses, claims, damages, obligations, penalties, judgments, awards, liabilities, costs, expenses and disbursements (incurred in any and all actions, suits, proceedings and investigations in respect thereof and any and all legal and other costs, expenses and disbursements in giving testimony or furnishing documents in response to a subpoena or otherwise), including without limitation, the costs, expenses and disbursements, as and when incurred, of investigating, preparing or defending any such action, suit, proceeding or investigation that is in any way related to his employment with us (whether or not in connection with any action in which he is a party). Such indemnification does not apply to acts performed by Mr. Cleveland, which are criminal in nature or a violation of law. We also agreed that he shall not have any liability (whether direct or indirect, in contract or tort, or otherwise) to us, for, or in connection with, the engagement of Mr. Cleveland under the Amended Employment Agreement, except to the extent that any such liability resulted primarily and directly from his gross negligence and willful misconduct.

The Company may terminate Mr. Cleveland’s employment at any time and for any reason, with or without cause and without any liability whatsoever.  Employee may voluntarily terminate his employment with the Company at any time, for any reason, without any liability whatsoever.  In the event the Company or Mr. Cleveland terminates employment, the terminating party shall provide the other party with thirty (30) days written notice.  Should Mr. Cleveland engage in any dishonest, unethical, fraudulent or felonious act related to his duties to the Company, then the Company is not required to provide any termination notice.

In the event of the termination of this Amended Employment Agreement, Mr. Cleveland shall be entitled to his base salary earned prior to the date of termination as provided for in this agreement pro-rata up to and including the date of termination.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, we are of the opinion that Edward R. DeStefano, Ken Cleveland, and Laurus Master Fund, Ltd.(through an entity which it owns and controls), are currently subject to Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Edward R. DeStefano CEO, President Former CFO, and Secretary (5)	2008 (5)	425,000	-	-	-	-	-	13,100 (1) (2)	438,100
	2007 (5)	350,000 (3)	20,000 (3)	-	-	-	-	9,000 (1)	379,000
	2006 (5)	283,333 (4)	26,667 (4)	-	-	-	-	9,750 (1)	319,750
Ken Cleveland CFO	2008	43,771	-	-	-	-	-	- (6)	43,771
	2007	- (7)	- (7)	-	-	-	-	-	-

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individuals listed above, we have no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (3) fiscal years.

(1) Since September 1, 2005, in connection with Mr. DeStefano's Employment Agreement, beginning September 2005, he has been receiving a car allowance.  For the years ended December 31, 2008 and 2007, such car allowance totaled approximately $750 per month, which amount represents $9,000 of other compensation in 2008 and 2007.  The $9,750 of other annual compensation in 2006 was also solely due to a car allowance provided to Mr. DeStefano.

(2) For the year ended December 31, 2008, the Company also contributed $4,100 to his 401(k) plan as a Company match via the Company’s new 401(k) plan implemented during 2008.

(3) Mr. DeStefano earned $350,000 for the fiscal year ended December 31, 2007. Additionally, Mr. DeStefano received $20,000 in bonuses for his performance in regards to Gulf Coast’s November 2007 closing of $7,100,000 in financing for the drilling of up to fourteen wells on its properties and the New Century closing of the $5,300,000 in financing described above.

(4) Mr. DeStefano earned $283,333 for the fiscal year ended December 31, 2006 which included $93,750 earned from January 1, 2006 to May 31, 2006, which was paid under the terms of his Executive Employment Agreement; and $189,583 which he was paid during the remainder of 2006 (June 1, 2006 through December 31, 2006) pursuant to his Amended Executive Employment Agreement (see footnote 4 below). Additionally, Mr. DeStefano received $26,667 in bonuses for his performance in regards to completing the 2006 acquisitions described above under "Description of Business."

(5) Mr. DeStefano is employed under a three year Amended Executive Employment Agreement with us which expires on December 31, 2010, and is described in greater detail under "Directors, Executive Officers, Promoters and Control Persons," above.

(6) Prior to August 1, 2008, Mr. Cleveland performed services for the Company as a consultant through Agility Business Partners, LLC (“Agility”).  The Company paid Agility $59,250 for these services during 2008.

(7) Mr. Cleveland was appointed Chief Financial Officer on January 31, 2008, when Mr. DeStefano resigned as Chief Financial Officer of the Company and was not an executive of the Company during the fiscal year ended December 31, 2007.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Edward R. DeStefano, our CEO, President and Director, does not receive any separate consideration from the Company other than the compensation he is paid as the Company’s Chief Executive Officer, for his service on the Board of Directors. However; the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

Base Salary

The base salary of Mr. DeStefano, our Chief Executive Officer, President, Secretary and Treasurer, was established by our entry into a Second Amended Employment Agreement with Mr. DeStefano, effective December 3, 2007, described in greater detail above. Mr. DeStefano’s salary was established by evaluating the range of responsibilities of his positions, as well as the anticipated impact that Mr. DeStefano could have in meeting our strategic objectives.

Pursuant to Mr. Cleveland’s Amended Employment Agreement, he is currently paid a base salary of $85 per hour.

The established base salary of Mr. DeStefano and Mr. Cleveland and/or the base salaries of any additional executive officers we may hire in the future will be adjusted to reflect the varying levels of position responsibilities and individual executive performance.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 31, 2009, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of
Beneficial Owner	Shares		Percent(1)

Edward R. DeStefano*	37,610,700		67.1%
Chief Executive Officer, President, Secretary, Treasurer and Director
1770 St. James Place, Suite 380
Houston, Texas 77056

Ken Cleveland	0		0%
Chief Financial Officer
1770 St. James Place, Suite 380 Houston, Texas 77056

Laurus Master Fund, Ltd.(2)(4)	3,675,000	(3)	6.6%
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

(1) Using 56,010,612 shares of common stock issued and outstanding as of April 15, 2009.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The Company named Ken Cleveland as Acting Chief Financial Officer effective January 31, 2008.  Mr. Cleveland provided his services to the Company as a consultant with Agility Financial Partners, LLC until August 1, 2008 when he became an employee of the Company pursuant to the Ken Cleveland Employment Agreement (the “Original Agreement”).  On or about February 1, 2009, the Company and Mr. Cleveland entered into the Amended Ken Cleveland Employment Agreement (the “Amended Employment Agreement”). Pursuant to this Amended Employment Agreement, Mr. Cleveland will receive a base salary of $85 per hour for all hours worked for the Company.  The Amended Employment Agreement is described in greater detail above under “Amended Employment Agreement with Ken Cleveland.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Malone & Bailey, P.C. (“Malone”) for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2008, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for that fiscal year were $80,311. The aggregate fees billed by PMB Helin Donovan, LLP (“PMB”) for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2008 were $18,720. The aggregate fees billed by PMB for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2007, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $103,300.

AUDIT RELATED FEES

Malone and PMB did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2008 or 2007 that are not included under Audit Fees above.

TAX FEES

The aggregate fees billed in each of the last two fiscal years ended December 31, 2008 and December 31, 2007, by the principal accountant for tax compliance was $0 and $10,330, respectively.

ALL OTHER FEES

Malone and PMB did not perform any services for us or charge any fees other than the services described above for either of the fiscal years ended December 31, 2008 or December 31, 2007.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Securities Purchase Agreement

2.1(1)	Agreement and Plan of Reorganization (without exhibits)

3.1(2)	Articles of Incorporation

3.2(2)	Articles of Amendment to Articles of Incorporation

3.3(3)	Articles of Amendment to Articles of Incorporation

3.4(3)	Articles of Amendment to Articles of Incorporation

3.5(3)	Certificate of Correction filed with the Colorado Secretary of State

3.5(25)	Articles of Amendment to Articles of Incorporation filed with the Colorado Secretary of State

3.6(2)	Bylaws

10.1(4)	Purchase and Sale & Exploration Agreement with Aquatic

10.2(4)	First Amendment of Purchase and Sale & Exploration Agreement with Aquatic

10.3(5)	Development Agreement with Strong (with all confidential information removed)

10.4(6)	Settlement Agreement and Mutual Release with Core Concepts, LLC

10.5(7)	Securities Purchase Agreement between Laurus Master Fund, Ltd. and New Century Energy Corp.

10.6(7)	Secured Convertible Term Note

10.7(8)	Amended and Restated Secured Convertible Note

10.8(7)	Common Stock Purchase Warrant

10.9(7)	Master Security Agreement

10.10(7)	Registration Rights Agreement

10.11(7)	Option Agreement

10.12(7)	Purchase and Sale Agreement (June 2005)

10.13(9)	Finder's Warrant

10.14(10)	Purchase and Sale Agreement (September 2005)

10.15(11)	September 2005 Securities Purchase Agreement

10.16(12)	Amended and Restated Secured Term Note

10.17(11)	September 2005 Reaffirmation and Ratification Agreement

10.18(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in Wharton County, Texas

10.19(11)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production in McMullen County, Texas

10.20(11)	Mortgage, Deed of Trust, Security Agreement Financing Statement and Assignment of Production in Matagorda County, Texas

10.21(13)	Purchase and Sale Agreement dated November 1, 2005 and exhibits

10.22(13)	Amendment to Purchase and Sale Agreement dated November 2, 2005

10.23(13)	Amendment Agreement to June 2005 Securities Purchase Agreement

10.24(14)	Edward R. DeStefano Employment Agreement

10.25(31)	Edward R. DeStefano Amended Employment Agreement

10.26(15)	Second Amendment Agreement with Laurus

10.27(16)	Third Amendment Agreement

10.28(16)	December Option

10.29(16)	Settlement Agreement with William F. Mason

10.30(17)	Asset Purchase Agreement

10.31(17)	Securities Purchase Agreement (Gulf Coast and Laurus)

10.32(17)	Secured Term Note (Gulf Coast)

10.33(17)	Common Stock Purchase Warrant (Gulf Coast)

10.34(17)	Guaranty (New Century and Century)

10.35(17)	Guaranty (Gulf Coast)

10.36(17)	Stock Pledge Agreement (Gulf Coast)

10.37(17)	Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Atascosa County and McMullen County, Texas

10.38(17)	Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.39(17)	Master Security Agreement

10.40(17)	Collateral Assignment

10.41(17)	Letter Agreement regarding Shareholder Agreement

10.42(17)	Reaffirmation, Ratification and Amendment Agreement

10.43(17)	Fourth Amendment Agreement with Laurus

10.44(26)	Fifth Amendment Agreement with Laurus

10.45(27)	June 2006 Asset Purchase Agreement

10.46(27)	June 2006 Securities Purchase Agreement (Gulf Coast and Laurus)

10.47(27)	June 2006 Secured Term Note (Gulf Coast)

10.48(27)	June 2006 Amended and Restated Term Note (Gulf Coast)

10.49(27)	June 2006 Amended and Restated Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment of Production, filed in Matagorda County, McMullen County and Wharton County, Texas

10.50(27)	Collateral Assignment

10.51(27)	Reaffirmation and Ratification Agreement (Gulf Coast)

10.52(27)	Reaffirmation and Ratification Agreement (New Century and Century)

10.53(29)	Sixth Amendment Agreement

10.54(30)	Seventh Amendment Agreement

10.55(32)	Eighth Amendment Agreement

10.55(33)	Escrow Agreement in connection with the June 30, 2005 closing with Laurus

10.56(33)	Funds Disbursement Letter in connection with the June 30, 2005 closing with Laurus

10.57(34)	Securities Purchase Agreement - December 2006

10.58(34)	Second Amended and Restated Secured Term Note

10.59(34)	Second Amended and Restated Secured Term Convertible Note

10.60(34)	Secured Term Note - December 2006 10.61(34) Reaffirmation, Ratification and Amendment Agreement - December 2006

10.62(34)	Amended Guaranty (Gulf Coast Oil Corporation) - December 2006

10.63(34)	Master Security Agreement - December 2006

10.64(34)	Funds Disbursement Letter - December 2006

10.65(34)	Escrow Agreement - December 2006

10.66(35)	Agreement to Rescind the Eighth Amendment

10.67(37)	1 st Amendment to Energy Capital Solutions Warrant

10.68(38)	Third Amended and Restated Term Note

10.69(39)	Agreement with Century Asset Corporation

10.70(40))	November 2007 Securities Purchase Agreement
10.71(40)	November 2007 Secured Term Note (Gulf Coast and Valens U.S.) (With Confidential Information Removed)

10.72(40)	November 2007 Secured Term Note (Gulf Coast and Valens Offshore) (With Confidential Information Removed)

10.73(40)	Guaranty (in favor of Purchasers)

10.74(40)	Master Security Agreement (With Confidential Information Removed)

10.75(40)	Amended and Restated Common Stock Purchase Warrant

10.76(40)	Net Interest Agreement (With Confidential Information Removed)

10.77(40)	Conveyance of Net Profits Overriding Royalty Interest (With Confidential Information Removed)

10.78(41)	November 2007 Securities Purchase Agreement

10.79(41)	November 2007 Secured Term Note (New Century and Valens U.S.)

10.80(41)	November 2007 Secured Term Note (New Century and Valens Offshore)

10.81(41)	Consent Letter Agreement

10.82(41)	Master Security Agreement

10.83(41)	Net Interest Agreement

10.84(41)	Conveyance of Net Profits Overriding Royalty Interest

10.85(41)	Amended and Restated Mortgage

10.86(41)	Second Amended Executive Employment Agreement with Edward R. DeStefano

10.87(42)	Letter Agreement with Laurus Amending the Third Amended and Restated Term Note

10.88(44)	Draft of Asset Purchase Agreement

10.89*	Employment Agreement with Ken Cleveland

10.90*	Amended Employment Agreement with Ken Cleveland

16.1(18)	Letter from Randolph Scott and Company, Certified Public Accountants

16.2(19)	Letter from Malone and Bailey, PC, Certified Public Accountants

16.3(36)	Letter from Helin, Donovan, Trubee & Wilkinson, LLP

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(20)	Glossary of Oil and Gas Terms

99.2(9)	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2005

99.3(31)	R.A. Lenser and Associates, Inc. Summary Letter of Reserves and Future Production of New Century Energy Corp.'s Oil and Gas Properties as of January 1, 2006

99.4(21)	Financial Statements of the Company's first acquisition in the Lindholm-Hanson Gas Unit

99.5(21)	Pro Forma Financial Information of the Company's first acquisition in the Lindholm-Hanson Gas Unit

99.6(22)	Financial Statements of the Company's second acquisition in the Lindholm-Hanson Gas Unit

99.7(22)	Pro Forma Financial Information of the Company's second acquisition in the Lindholm-Hanson Gas Unit

99.8(23)	Financial Statements of the Company's third acquisition in the Lindholm-Hanson Gas Unit

99.9(23)	Pro Forma Financial Information of the Company's third acquisition in the Lindholm-Hanson Gas Unit

99.10(24)	Financial Statements of Gulf Coast's 1st acquisition in the Mustang Creek Property

99.11(24)	Pro Forma Financial Information of Gulf Coast's 1st acquisition in the Mustang Creek Property

99.10(28)	Financial Statements of Gulf Coast's 2nd acquisition in the Mustang Creek Property

99.11(28)	Pro Forma Financial Information of Gulf Coast's 2nd acquisition in the Mustang Creek Property

99.12(43)	New Century Energy Corp. 2007 Stock Incentive Plan

99.13(44)	First Amended Joint Plan Of Reorganization Under Chapter 11, Title 11 of The United States Code

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

(44) Filed as an exhibit to the Company’s Report on Form 8-K, filed with the Commission on March 20, 2009, and incorporated herein by reference.

* Filed herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY ENERGY CORP.

Dated: April 27, 2009	By:	/s/ Edward R. DeStefano
Edward R. DeStefano Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward R. DeStefano Edward R. DeStefano	Chief Executive Officer (Principal Executive Officer)	April 27, 2009
Secretary, Treasurer and Director

/s/ Ken Cleveland
Ken Cleveland	Chief Financial Officer (Principal Accounting Officer)	April 27, 2009